Form 10-K405
period 1994-12-31
KIMMINS ENVIRONMENTAL SERVICE CORP
filed 1995-04-13
CIK 811562

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1994

                                      or

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from         to
                                                        -------    -------

                        Commission File No.:  0-16372

                     KIMMINS ENVIRONMENTAL SERVICE CORP.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                     59-2763096
- - ----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)

 1501 Second Avenue - Tampa, Florida                        33605
- - ----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:  (813) 248-3878

Securities registered pursuant to Section 12(b) of the Act:


              Common Stock                         New York Stock Exchange
- - ----------------------------------------    ------------------------------------
         (Title of each class)               (Name of each exchange on which
                                              registered)

Securities registered pursuant to Section 12(g) of the Act:

                                     None
- - --------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES (X)        NO ( )
                             ---            --

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               The number of shares of Common Stock outstanding
                      on March 24, 1995, was 13,328,992
           The number of shares of Class B Common Stock outstanding
                       on March 24, 1995, was 6,874,706
- - --------------------------------------------------------------------------------

                                 $13,584,370
- - --------------------------------------------------------------------------------
        Aggregate market value of voting stock (Common Stock) held by non-affiliates as of March 24, 1995.

                                     PART I

Item 1.     Business
                                  THE COMPANY


         Kimmins Environmental Service Corp. and its subsidiaries
(collectively, the "Company") is a solid waste management and specialty contracting company that, through its subsidiaries, provides a full range of solid waste handling services and project-oriented services for infrastructure development and the remediation of sites and facilities.

            The Company's services are as follows:

            - SOLID WASTE MANAGEMENT SERVICES - Transfer, resource recovery, transportation, disposal of non-hazardous waste, and demolition of residential and commercial facilities.

            -    SPECIALTY CONTRACTING

                 - ENVIRONMENTAL AND UTILITY CONTRACTING - Environmental and utility contracting, including infrastructure services such as sewer lines, water lines, and roads.

                 - INDUSTRIAL DEMOLITION, DISMANTLING, AND ABATEMENT - Dismantling of facilities or structures including offshore oil platforms; draining liquid wastes from pipes and tanks; asbestos removal, cleanup, disposal, and reinsulation; removal of above- and below-ground tanks; removal and disposal or sale of other equipment; and sale of scrap materials.

                 - HAZARDOUS WASTE SERVICES - On-site treatment, containment, incineration, and excavation and removal.

         The Company's surety services were spun-off from the Company through the distribution of equity securities of the holding company of the surety subsidiaries to its stockholders during October 1992.

         The Company's services may be used individually or in combination as required to meet the specific needs of customers. The Company's business strategy is to draw upon its solid waste management and contracting experience to perform complex projects requiring a broad range of services. Although each of the Company's business lines can operate independently from the other related services, the Company believes that integration of these services gives it a competitive advantage by relieving the customer of the burden of coordinating activities of multiple contractors.

         During its first years of operation, the Company emphasized, among other services offered, a broad range of contracting services. As the need for waste-related and specialty contracting services has grown in response to heightened public concern and government regulation, the Company has used its capabilities in facilities demolition and dismantling and in the management of complex construction projects to become increasingly involved in solid waste management and project-oriented activities.

         The Company's services are provided to industrial, commercial, institutional and governmental customers, which have included Shell Oil Company, Mobil Oil Corporation, the City of Tampa, the United States Air Force, and the U.S. Army Corps of Engineers. Operations and marketing efforts are managed through the Company's subsidiaries, which are located in the south and northeast.

         The Company's strategy is to continue to focus on solid waste management services and specialty contracting projects for large manufacturing and governmental customers. To further this strategy, the Company intends to expand the range of solid waste management services offered. To date, the Company's activities in the area of solid waste management have consisted of opening and operating resource recovery and transfer facilities in various cities in Florida and bidding on and obtaining industrial, commercial, and municipal solid waste management contracts.

SERVICES

SOLID WASTE MANAGEMENT SERVICES:

         The Company, through its majority-owned subsidiary, TransCor Waste Services, Inc. ("TransCor"), provides solid waste management services to commercial, industrial, residential, and municipal customers. In connection with such services, the Company currently owns and operates fully-permitted construction and demolition ("C&D") transfer and recycling ("T&R") facilities in four of the largest metropolitan regions in the state of Florida. The Company had also, pursuant to several municipal contracts, commenced the residential curbside collection of a variety of already segregated recyclable forms of solid waste, including such materials as newspapers, cardboard, plastic, metals, and glass. In addition to its T&R operations, the Company collects and disposes of all types of non-hazardous solid waste for industrial and commercial customers in its T&R regions, and it provides residential garbage collection services for several municipalities in Pinellas County and St. Lucie County, Florida, areas. The Company also provides demolition and other related services in conjunction with, and as an economic complement to, its solid waste management services.

         The Company's permits allow it to segregate and recycle part of the C&D debris and yard waste accepted at its T&R facilities (thereby decreasing the Company's landfill disposal costs), and the Company has the capability to economically haul the non-recyclable waste to outlying rural landfills (where disposal fees are significantly lower than those charged by urban landfills). Consequently, the Company can charge lower rates at its T&R facilities than those charged by landfill operators in the same vicinities. In addition, disposal of debris at the Company's T&R facilities generally requires less time and results in less damage to waste collection vehicles than landfill disposal. As a result, waste haulers, including those in competition with the Company's own collection services, are provided strong economic and other incentives for disposing of their C&D debris and yard waste at the Company's T&R facilities.

         The Company provides demolition services for commercial and residential customers. Its demolition services include the razing and dismantling of facilities and structures, the recovery of demolished material for reuse and recycling, and the disposal of non-recycled demolition debris. The typical demolition projects of the Company are single and multi-story urban buildings and small warehouses, manufacturing plants, and other facilities. Typically, the Company enters into separate demolition contracts for each project, which are usually for a term of less than six months.

SPECIALTY CONTRACTING:

INFRASTRUCTURE AND UTILITY CONTRACTING SERVICES

         Prior to mid-1988, the Company's contracting business was directed primarily at lower-margin general contracting for industrial, commercial, institutional and governmental customers, including schools, apartments and shopping centers. During 1988, the Company redirected its focus toward environmental and utility contracting, including infrastructure and reconstructive service work.

         The Company, through its subsidiary, Kimmins Contracting Corp., continues to provide comprehensive non-environmental contracting services, including infrastructure services such as water and sewer line installation, replacement and repair to private and government customers primarily in the State of Florida. Related infrastructure development includes road installation, repair and widening, and installation, repair and enhancement of drainage and wastewater services.

INDUSTRIAL DEMOLITION, DISMANTLING, AND ABATEMENT SERVICES

         The Company, through its subsidiaries, Kimmins Industrial Service Corp., Kimmins Abatement Corp., and Kimmins International, offers demolition and dismantling of facilities or structures; asbestos removal; cleanup, disposal, and reinsulation; removal of above- and below-ground storage tanks; removal and disposal or sale of industrial equipment; and the sale of equipment and scrap materials.

         Demolition and dismantling projects result from the closing or retooling of facilities due to such factors as technological obsolescence of facilities, corporate mergers and consolidations of operations, and the relocation of manufacturing operations to low-cost labor areas or areas subject to less stringent regulation, primarily in foreign countries. In addition, site remediation, particularly in the case of environmental contamination of a site, frequently requires demolition or dismantling of a contaminated facility.

         Dismantling is the precise disassembly of a manufacturing or production facility on a piece-by-piece basis in order to recover equipment as complete operating units that can be reinstalled at another location. Dismantling enhances the value of the facility above scrap market values. The Company is paid a fee for dismantling services and, usually, a commission on the sale of non-relocated equipment.

         Demolition usually requires wrecking services for which the Company is paid a fee by the customer. In certain projects, the Company may also receive additional revenue from selling the scrap material. The Company's services in these areas include dismantling large structures (including refineries, utility plants, and offshore oil platforms); draining liquid wastes from pipes and tanks; removing above- and below-ground tanks; cleaning and disposing of contaminated equipment; and controlled demolition.

         Certain demolition projects also involve asbestos removal, cleanup and disposal. The Company is de-emphasizing asbestos abatement services and generally will only perform these services in conjunction with other environmental demolition activities.

HAZARDOUS WASTE SERVICES

         The Company, through its subsidiary, ThermoCor Kimmins, Inc., offers a full range of services for the removal, treatment, and disposal of hazardous materials. The services offered include on-site incineration (thermo-destruction) of hazardous waste, as well as other on-site treatment methods, construction of containment systems, and the excavation and removal of contaminated material.

         On-site treatment. On-site remediation involves treating hazardous materials at a customer's site to reduce or eliminate the need for off-site transportation and disposal of hazardous materials, thus decreasing the cost to and potential liability of the customer. On-site treatment includes a variety of techniques which either eliminate the substance permanently, reduce its toxicity or volume, or stabilize its constituents for disposal on-site or off-site at a permitted disposal facility. Treatment and disposal methods used by the Company include incineration, stabilization and fixation, dechlorination, filtration, dewatering, air stripping and carbon adsorption, precipitation, and bioremediation.

            Containment. Containment systems are constructed to prevent the migration of hazardous materials from a site to the surrounding groundwater, surface water, soil or air. While containment can be a permanent remedial solution, it is also used as an interim step followed by excavation and removal or on-site treatment. The types of containment systems that the Company installs include containment cells, surface caps and slurry walls.

         Excavation and removal. Excavation and removal involve the excavation of contaminated materials for containment, on-site treatment or off-site disposal. When off-site disposal is required, the Company subcontracts with licensed third parties for the transportation of the material for off-site disposal. As part of its quality control program, the Company regularly samples and analyzes excavated materials to verify that the contaminants are consistent with those identified in the remediation plan.

SURETY SERVICES

         The Company, prior to October 1, 1992, through its subsidiaries, Cumberland Holdings, Inc. ("Cumberland"), Cumberland Casualty & Surety Company and Surety Specialists, Inc., provided reinsurance for other specialty sureties and performance and payment bonds (surety bonds) for contractors, principally in the environmental industry. The surety services provided include brokerage and, to a lesser extent, direct surety. The Company filed with the Securities and Exchange Commission ("Commission") a registration statement for the shares of common stock of Cumberland to spin-off Cumberland into a stand-alone, publicly-held company. The registration statement became effective by operation of law on February 10, 1992, and the spin-off was effected on October 1, 1992.

SEGMENT INFORMATION

         See Note 18 of Notes to Consolidated Financial Statements of the Company for the years ended December 31, 1992, 1993, and 1994 for the Company's financial segment information.

PERFORMANCE BONDS

         The Company is required to post performance bonds in connection with certain asbestos abatement, waste remediation, demoli- tion, and construction contracts. For the year ended December 31, 1994, a majority of the Company's revenue was derived from contracts or projects which required the Company to post performance bonds. The Company's current bonding coverage for non-environmental projects is $30 million for an individual project ($100 million aggregate). The Company has been able to obtain bonding coverage in amounts up to $8.5 million for environmental projects. However, the Company has experienced difficulties in prior years in obtaining bonding coverage for environmental projects in excess of this amount. However, some environmental projects either do not require a bond or require a bond for less than the complete contract price of the project value. The Company has generally been able to obtain bonding coverage for environmental projects in excess of $8.5 million as a result of personal surety bonds or collateral furnished by Francis
M. Williams, President of the Company, and one of his affiliates. Neither Mr. Williams nor his affiliates or any other party has any obligation to provide surety bonds, collateral or to otherwise assist the Company in connection with bonding coverage.

         In addition to performance bond requirements, some jurisdictions in the future may require the posting of substantial bonds or require companies engaged in solid waste management and related activities to provide other financial assurances covering the closure, post-closure monitoring and corrective activities for certain solid waste management facilities.

MARKETING

         The Company, through its majority-owned subsidiary, TransCor Waste Services, Inc., generally obtains solid waste collection contracts for its services or for the operation of certain solid waste management facilities through the process of competitive bidding, purchase orders, or negotiations. The Company's marketing efforts include door-to-door sales, monitoring trade journals and other industry sources for bid solicitations by various entities, including government authorities and related instrumentalities, and responding to such bid solicitations, which may include requests for proposals ("RFPs") and requests for qualifications ("RFQs"). The Company also endeavors to be included on lists of qualified bidders frequently contained in RFPs and RFQs. In response to an RFP or RFQ, the soliciting entity requires a written response within a specified period. Generally, in the case of an RFP, a bidder submits a proposal detailing its qualifications, the services to be provided, and the cost of the services to the soliciting entity; then, such entity, based on its evaluation of the proposals submitted, awards the contract to the successful bidder. In the case of an RFQ, a bidder submits a response describing its experience and qualifications, the soliciting entity then selects the bidder believed to be the most qualified, and then negotiates all of the terms of the contract, including the cost of the services. The Company's single largest solid waste collection contract was derived through competitive bidding, and the Company expects that future significant contracts will be obtained through competitive bidding. The Company has also obtained customers through recommendations and referrals from existing customers.

         The Company's specialty contracting business results primarily from customers for whom the Company has previously provided services, prior customer references, and from direct marketing efforts. In particular, the Company believes its national reputation as a leading demolition and dismantling contractor has contributed significantly to its ability to attract specialty service business.

         The Company's specialty contracting subsidiaries direct their marketing activities through regional offices in Tampa, Florida; Houston, Texas; and Niagara Falls, New York. All of the offices are located in areas with a high concentration of industrial facilities. The Company believes that accurate bidding is crucial in securing new contracting projects and completing them profitably. The Company uses computerized bidding systems in conjunction with site visits to develop bids for contracting projects. While bid price is an important factor in obtaining contracts, potential clients also consider the reputation, experience, safety record and financial strength of the bidders in awarding contracts.

CUSTOMERS

         Customers for the Company's solid waste management services include local and regional contractors, municipalities, institutions, other waste haulers, and local businesses. The primary private customers for the Company's specialty contracting services are Fortune 500 corporations engaged in heavy manufacturing, such as chemical, petroleum, petrochemical, paper, and steel companies as well as public utilities and federal, state and local government agencies. For the year ended December 31, 1994, 66 percent and 34 percent, respectively, of the Company's gross revenue were derived from private and governmental customers, respectively.

         A substantial portion of the Company's gross revenue is derived from services provided to federal, state and local government agencies including the EPA. Government contracts are subject to legislation mandating a balanced budget; delays in funding; lengthy review processes for awarding contracts; delay or termination of contracts at the convenience of the government; termination, reduction or modification of contracts in the event of changes in the government's policies or because of budgetary constraints. Furthermore, increased or unexpected costs could result in losses or reduced profits under fixed-price government as well as commercial contracts.

BACKLOG

         As of December 31, 1994, the Company had a backlog of uncompleted projects under contract aggregating approximately $88,806,000, (compared to approximately $83,971,000 as of December 31, 1993) of which approximately $28,320,000 is attributable to environmental and utility contracting services, approximately $6,282,000 is attributable to demolition and dismantling services, approximately $454,000 is attributable to asbestos abatement services, approximately $13,250,000 is attributable to site remediation services, and approximately $40,500,000 is attributable to solid waste management services. The Company anticipates that it will recognize approximately $55,800,000 of revenues from these projects by the end of 1995 with the remaining revenue to be recognized through 1999.

COMPETITION

         Although developments in the solid waste management industry have resulted in the emergence of large private and public solid waste management companies and in consolidating trends in the industry, the solid waste management business is characterized by intense competition. The Company believes that no single company has a dominant market share of the solid waste management business in the United States or Florida. Although competition varies by locality and type of services, the Company's principal sources of competition are local and regional solid waste management companies of varying size, which primarily provide collection or disposal services to customers in a limited geographic area; large regional and national solid waste management companies which operate over more extensive geographic areas, provide completely integrated solid waste management services, own or operate disposal sites and engage in various transfer and resource recovery activities; and counties and municipalities that maintain their own solid waste collection and disposal services for residents and businesses in the locality. National companies which compete against the Company include, among others, Waste Management, Inc., and Browning-Ferris Industries, Inc.

         The Company believes that the principal competitive factors in the solid waste management industry are price, reputation, services, managerial experience, financial assurance capability (particularly as it relates to municipal contracts), and range of services offered.

         The Company believes that its ability to offer a broad range of specialty contracting services provides it with significant competitive advantage. Nevertheless, the Company faces substantial competition from national, regional and local competitors, many of which are well established and have substantially greater marketing, financial, technological and other resources than the Company. Furthermore, some of the Company's competitors possess certain hazardous materials handling capabilities which the Company does not possess, including engineering, laboratory and off-site transportation and storage and disposal. However, it has been the Company's experience that subcontractors are available to provide these services.

         The Company believes the principal competitive factors in the specialty contracting services industry are safety, reputation, technical proficiency, surety bonding capability, managerial experience, price, and breadth of services offered.

INSURANCE COVERAGE

         The Company, consistent with industry trends, has experienced difficulties in obtaining adequate insurance coverage against liabilities that may be incurred in connection with the conduct of certain aspects of its specialty contracting services business. Such coverage is often a prerequisite to obtaining government and commercial contracts. The Company currently maintains comprehensive general liability insurance, with total coverage of $16,000,000 for any single occurrence and $18,000,000 for aggregate claims relating to damage to persons or property. These policies cover all activities of the Company and its subsidiaries except for its asbestos-related activities and certain non-asbestos related liabilities such as pollution liability damage (sudden or gradual) caused by the discharge or release of any irritant or contaminant. In addition, the Company has comprehensive general liability coverage which covers, among other things, specific asbestos-related risks up to $10,000,000. In addition, the Company has obtained a $1,000,000 per occurrence/$2,000,000 aggregate blanket policy for contractors pollution liabilities and can obtain additional coverage of up to a total of $6,000,000 as required on a project-by-project basis.

GOVERNMENT REGULATION

         The Company is subject to an extensive and frequently evolving statutory and regulatory framework of federal, state, and local environmental, health, safety, and transportation authorities, which framework imposes significant compliance burdens and risks upon the Company. The Company believes it is in substantial compliance with all material federal, state, and local laws governing its material business operations. Nevertheless, amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into other jurisdictions and types of operations could result not only in the additional risk of noncompliance, but also in the increase in regulatory burden which could cause related increases in costs and expenses.

         Two of the statutes very important to the Company are the Resource Conservation and Recovery Act of 1976, as amended, and the EPA's implementing regulations of that statute (collectively, "RCRA"), and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). RCRA establishes a comprehensive framework for state and federal regulation of hazardous waste management. It seeks to prevent the release into the environment of hazardous wastes through the development of solid waste management plans and the regulation of the generation, transportation, treatment, storage and disposal of hazardous wastes.

         While RCRA was implemented to prevent the release of hazardous wastes into the environment, CERCLA was designed to establish a national strategy to remedy existing hazardous environmental conditions. CERCLA establishes liability for clean up costs and environmental damages for owners and operators of disposal sites, as well as for persons who generate, transport or arrange for transportation of wastes to a particular site. While CERCLA generally exempts responsible contractors from liability arising from the release or threatened release to which the contractor is responding, it can impose liability on a responsible contractor for that contractor's negligent and grossly negligent acts.

         On October 9, 1991, the EPA promulgated substantial revisions to its existing RCRA Subtitle D implementing regulations. The revisions set forth minimum national "open dump" criteria for publicly and privately owned municipal solid waste landfills. They include location restrictions, design and operating criteria, groundwater monitoring and corrective action standards, closure and post closure care requirements, and financial assistance criteria. Most revisions have become effective October 9, 1993, and states have revised their own laws and regulations to be consistent with the RCRA criteria. Some revisions (i.e., groundwater monitoring requirements) are being phased in over a five-year period which began on October 9, 1991, and others relating to financial responsibility became effective April 9, 1994.

         Many states have enacted statutes similar to RCRA and CERCLA regulating the handling of hazardous substances and wastes. The Company could be subject to substantial liability under these statutes to private parties and government entities for fines or penalties, in some instances without any fault on the part of the Company, because of the mishandling or release of any hazardous substances.

PERMITS AND LICENSES

         Many states license such areas of the Company's operations as asbestos abatement and general contracting. Licensing requires that workers and supervisors receive training from EPA approved and state certified organizations and pass required tests. The Company is currently licensed to perform its services in a majority of the 50 states and has applied for licensing in several states in which it is not currently licensed. The Company also operates in certain states that do not have a special asbestos abatement or general contracting license requirement; however, these states have adopted regulations regarding worker safety with which the Company must comply.

         The Company may need additional licenses to expand its operations. Although there can be no assurance, based upon the level of training of its employees and its experience, the Company currently believes that it will be able to obtain all such required licenses.

EMPLOYEES

         At March 24, 1995, the Company had approximately 725 employees, of which 8 were employed in executive capacities, 50 in professional capacities, 77 in administrative capacities, 80 as field supervisors and 510 in field operations. A total of 35 of the Company's employees are union members, covered by various collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

         The Company, through its subsidiaries, has implemented employee safety programs which require each employee to complete a general training and safety program. Training topics include approved work procedures and instruction on personal safety and the use of protective equipment. In addition, all employees engaged in asbestos abatement activities are required to attend a minimum three- to four-day course approved by the EPA and Occupational Safety and Health Administration, and all supervisors of abatement projects are required to attend a 40-hour safety course on an annual basis. Moreover, employees are issued detailed training materials and are required to attend ongoing safety seminars. The Company's subsidiaries also conduct job safety analysis in the job bidding stage. Besides the precautions taken with respect to projects, the Company takes additional measures to protect its asbestos and site remediation workers, including providing them with additional protective equipment and sponsoring periodic medical examinations.

Item 2.     Properties

         The Company owns its principal executive offices which are located in approximately 20,600 square feet of office space at 1501 and 1502 Second Avenue, East, Tampa, Florida 33605. The offices are subject to a mortgage, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1994, of $1,975,000. The note matures on August 1, 1999, and bears interest at 1.75 percent above the prime rate.

         The Company leases the following offices:

                  Location                        Lease Expiration Date               Annual Rental
         --------------------------               ---------------------               -------------
         2609 Allen-Genoa Road
         Pasadena, Texas                          Month-to-month                           $3,240
         256 Third Street
         Niagara Falls, New York                  Month-to-month                          $18,300


Item 3.     Legal Proceedings

         The Company's industry involves potentially significant risks of statutory, contractual and common law liability. As a result, the Company's business is characterized by involvement in litigation and administrative or other proceedings initiated by governmental authorities and private parties; companies are also frequently subject to fines and penalties. The Company is a party to certain legal proceedings. Set forth below is information concerning certain material litigation in which the Company is involved.

         Two of the Company's subsidiaries, Kimmins Industrial Service Corp. ("KISC") and Kimmins Abatement Corp. ("KAC") were named defendants in lawsuits which were filed in the United States District Court, located in the western district of New York in February 1991, by two former employees injured while at work. The plaintiffs in the suit sought damages of $12,500,000 from KISC, KAC, and the owner of the job site where the work was performed, alleging negligence and violations of New York's labor law relating to the provision of a safe and properly equipped workplace. In 1994, KISC and KAC agreed to an out-of-court settlement with the plaintiffs in response to the claims. Other than a $250,000 deductible paid in a prior year under its insurance policy, the balance of the payments due to the plaintiffs pursuant to the settlement agreement was paid by KISC and KAC's insurance carriers.

         The Company and one of its subsidiaries, Kimmins Abatement Corp. ("KAC"), were named defendants in an administrative com- plaint filed by the United States Department of Labor ("DOL"), Office of Administrative Law Judges, during September 1994. The plaintiff alleged that the Company and KAC violated certain contractual obligations with regards to Equal Employment Opportunity ("EEO") regulations and sought a 180-day debarment against the Company and its subsidiaries from bidding on all federal and federally assisted contracts. In addition, the DOL sought the cancellation of the Company's present federal and federally assisted contracts.

        In December 1994, the Company and KAC agreed to an out-of-court settlement from the alleged EEO violations. The terms of the settlement agreement included no cancellation of present federal and federally assisted contracts. The Company agreed not to bid on government contracts for demolition and asbestos abatement work for a period of 180 days, with the exception of Kimmins Contracting Corp., which will continue to contract within the state of Florida. In addition, KAC and KISC were debarred from entering into any contracts with the United States government for a minimum of 180 days. Another subsidiary, ThermoCor Kimmins, Inc. ("TCI"), was debarred from entering into any contracts with the United States government involving demolition and asbestos abatement work; however, TCI was able to continue to bid on contracts for hazardous waste remediation. In addition, KAC, KISC, and TCI agreed to comply with certain remedial actions which include proper notice of future employment positions and the hiring of an EEO director. Management is of the opinion that the 180 day debarment period will not have a material adverse effect on the consolidated financial position of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

         None.

                                    PART II


Item 5.     Market for the Company's Common Equity and Related Stockholder
Matters

         The Company's common stock has been traded on the New York Stock Exchange (symbol "KVN") since March 30, 1990. From May 19, 1987, until March 30, 1990, the Company's common stock traded in the over-the-counter market and was quoted on NASDAQ's National Market System. The following table sets forth for the periods indicated high and low sales prices of the Company's common stock as reported by the New York Stock Exchange:

                         1994                    High            Low
                    --------------              ------          -----

                    First Quarter                2 3/4          2 1/8
                    Second Quarter               2 3/8          1 3/4
                    Third Quarter                2 1/8          1 1/2
                    Fourth Quarter               1 7/8          1 3/8

                         1993                    High            Low
                    --------------              ------          -----

                    First Quarter                3              2 1/8
                    Second Quarter               3 1/4          2
                    Third Quarter                3 1/8          2 1/8
                    Fourth Quarter               3              2 1/8


         On March 24, 1995, there were approximately 1,500 holders of record of the common stock. A number of such holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

Dividends

          The payment by the Company of dividends, if any, in the future is within the discretion of its Board of Directors and will depend upon the Company's earnings, capital requirements (including working capital needs), and financial condition, as well as other relevant factors. Certain agreements between the Company and its lending institutions prohibit the Company from paying cash dividends without the lenders' consent. Other than a three and one-third cent per share of common stock cash dividend paid in July 1989, the Company has not paid any cash dividends since its inception, and the Board of Directors has no current plans to declare or pay any cash dividends in the future.

Item 6.  Selected Financial Data

         During February 1990, the Board of Directors declared a three-for-two split of the Company's common stock and Class B common stock, effected in the form of a stock dividend, payable on February 19, 1990, to stockholders of record on February 1, 1990. All share and per share information has been adjusted to reflect the stock split on a retroactive basis.

         The Company filed with the Securities and Exchange Commission ("Commission") a registration statement for the shares of common stock of Cumberland Holdings, Inc. ("Cumberland"), a wholly-owned subsidiary which was a holding company for the Company's surety operations, to spin-off Cumberland into a stand-alone, publicly-held company. The registration statement became effective by operation of law on February 10, 1992, and the spin-off was effected on October 1, 1992. The historical balance sheet information presented on the following pages has been restated to present the surety operations as a discontinued operation. (See Note 2 of Notes to Consolidated Financial Statements.)

HISTORICAL INCOME STATEMENT DATA:

                                                                  Years ended December 31,
                                                          (In thousands, except per share data)
                                            -------------------------------------------------------------------
                                                1990          1991          1992          1993          1994
                                            -----------   -----------   -----------   -----------   -----------
Gross revenue                                  $99,312      $100,646       $87,442       $83,609       $96,755
Net revenue                                     60,941        73,741        78,614        77,405        85,353
Operating income                                 2,645         5,012         1,782         3,666         2,670
Litigation settlements (1)                      (4,230)          296          (379)       -             -
Income (loss) from continuing
  operations before provision for income
  taxes                                         (3,477)        4,216            99         3,196         1,533
Income (loss) from continuing
  operations                                    (2,154)        2,593            61         1,753           797
Income (loss) from discontinued
  operations (2)                                   364          (271)          124         -             -
Net income (loss)                               (1,790)        2,322           185         1,753           797
Income (loss) from continuing
  operations per share - primary                  (.17)          .19           -             .13           .06
Income (loss) from discontinued
  operations per share - primary                   .03          (.02)          .01          -             -
Net income (loss) per share - primary             (.14)          .17           .01           .13           .06
Weighted average number of common
  shares outstanding - primary                  12,760        13,324        13,327        13,329        13,329
Income (loss) from continuing
  operations per share - fully diluted            (.17)          .19           -             .13           .06
Income (loss) from discontinued
  operations per share - fully diluted             .03          (.02)          .01          -             -
Net income (loss) per share - fully
  diluted                                         (.14)          .17           .01           .13           .06
Weighted average number of common
  shares outstanding - fully diluted            12,760        13,324        13,327        13,423        13,347
Cash dividends per share                          None          None          None          None          None


(1) See Note 5 of Notes to Consolidated Financial Statements for the Company's litigation settlement information.

(2) See Note 2 of Notes to Consolidated Financial Statements for the Company's distribution of its surety services.

HISTORICAL BALANCE SHEET DATA:

                                                                    As of December 31,
                                                                      (In thousands)
                                             -------------------------------------------------------------
                                              1990          1991         1992         1993          1994
                                             -------       -------      -------      -------       -------
Current assets                               $40,423       $36,880      $33,068      $33,716       $36,200
Working capital                                2,329        14,034        8,253       12,041        11,205
Total assets                                  76,095        70,712       68,381       70,192        72,689
Long-term debt                                18,075        23,680       21,206       19,454        17,032
Stockholders' equity                          19,879        22,527       20,783       23,102        24,514


Item 7.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

INTRODUCTION

         The Company conducts its business in two segments: specialty contracting services and solid waste management services. The specialty contracting services segment provides comprehensive services including facilities demolition and dismantling, mobile incineration, excavation, removal and disposal of contaminated soil, groundwater treatment and asbestos abatement. The solid waste management services segment offers storage, collection, transfer, transportation, resource recovery and disposal of non-hazardous waste.

         The Company filed with the Securities and Exchange Commission ("Commission") a registration statement for the shares of common stock of Cumberland Holdings, Inc. ("Cumberland"), a wholly-owned subsidiary which was a holding company for the Company's surety operations, to spin-off Cumberland into a stand-alone, publicly-held company. The registration statement became effective by operation of law on February 10, 1992, and the spin-off was effected on October 1, 1992.

         During March 1993, the initial public offering of the Company's subsidiary, TransCor, became effective. The offering consisted of 1,000,000 shares of TransCor's common stock, at a price of $5.00 per share. This offering resulted in the Company owning 74 percent of TransCor.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated (i) the percentage of net revenue represented by certain items in the financial statements of the Company, and (ii) the percentage change in the dollar amount of such items from period to period.


  ==========================================================================================================
                                                                                    Percentage Increase
                                              Percentage of Net Revenue                 (Decrease)
                                               Year Ended December 31,            Year ended December 31,
                                         -------------------------------------------------------------------
                                                                                 1993 vs.         1994 vs.
                                            1992        1993         1994          1992             1993
                                         -------------------------------------------------------------------
  Gross revenue                             111.1%      108.0%      113.4%            (4.4%)          15.7%
  Outside services                           11.1%        8.0%       13.4%           (29.7%)          83.8%
                                         ----------   ---------   ---------
  Net revenue                               100.0%      100.0%      100.0%            (1.5%)          10.3%
  Cost of revenue earned                     85.0%       82.6%       85.8%            (4.3%)          14.5%
                                         ----------   ---------   ---------

  Gross profit                               15.0%       17.4%       14.2%            14.3%           (9.9%)
  Selling, general and
       administrative expense                12.7%       12.6%       11.1%            (2.0%)          (3.4%)
                                         ----------   ---------   ---------

  Operating income                            2.3%        4.7%        3.1%           105.7%          (27.2%)
  Litigation settlement                      (0.5%)       0.0%        0.0%               -%              -%
  Non-operating gain                          0.0%        1.1%        0.0%           100.0%         (100.0%)
  Minority interest in net income
       of subsidiary                          0.0%       (0.3%)       0.0%               -%              -%
  Interest expense, net                      (1.7%)      (1.4%)      (1.3%)          (18.5%)           1.3%
                                         ----------   ---------   ---------
  Income from continuing
       operations before provision for
       income taxes                           0.1%        4.1%        1.8%          3140.6%          (52.0%)

  Provision for income taxes                  0.0%        1.8%        0.9%
                                         ----------   ---------   ---------
  Income from continuing
       operations                             0.1%        2.3%        0.9%          2788.2%          (49.0%)

  Income from discontinued
       surety operations, net of taxes        0.1%        0.0%        0.0%               -%              -%
                                         ----------   ---------   ---------

  Net income                                  0.2%        2.3%        0.9%           846.3%          (54.5%)
                                         ==========   =========   =========

  ==========================================================================================================

YEAR ENDED DECEMBER 31, 1994, COMPARED TO YEAR ENDED DECEMBER 31, 1993

         During the year ended December 31, 1994, net revenue increased by 10 percent to $85,353,000 from $77,405,000 for the year ended December 31, 1993. The increase is primarily due to the growth of the Company's utility contracting services ($10,700,000 increase in net revenue) and to the continued growth of the Company's solid waste management services ($4,098,000 increase in net revenue). This increase offsets certain decreases in the Company's industrial demolition services ($2,789,000 decrease in net revenue) and hazardous waste services ($2,729,000 decrease in net revenue).

         Outside services, which primarily consist of payments to subcontractors, increased as a percentage of net revenue from 8 percent during the year ended December 31, 1993, to 13 percent during 1994. The Company will utilize the services of a subcontractor when it determines that an economic opportunity exists with regards to internally providing the services.

         Cost of revenue earned increased to $73,235,000 for the year ended December 31, 1994, from $63,959,000 for the comparable period of 1993. As a result, gross profit during the year ended December 31, 1994, decreased to $12,117,000 (14 percent of net revenue) from $13,496,000 (17 percent of net revenue) in 1993. The decrease in gross profit is primarily associated with losses on two utility contracting projects during the fourth quarter of 1994 that failed to perform to the Company's original projections and lower profit margins earned on certain solid waste management services.

         During 1994, selling, general and administrative expenses decreased to $9,447,000 (11 percent of net revenue) from $9,780,000 (13 percent of net revenue) for the year ended December 31, 1993. The dollar and percentage decreases were primarily a result of consolidation of certain field offices and the corresponding reduction of the Company's administrative functions.

         As a result of the foregoing, operating income decreased to $2,760,000 (3 percent of net revenue) during the year ended December 31, 1994, from $3,666,000 (5 percent of net revenue) during the same period in 1993.

         Minority interest in net income of subsidiary was $61,000 for the year ended December 31, 1994, compared to $287,000 for the year ended December 31, 1993. The minority interest in net income of subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The decrease in TransCor's earnings between years is attributable to the lower profit margins earned on certain solid waste management services and to the effects of a fire at its Jacksonville facility.

         Net interest expense increased slightly to $1,077,000 from $1,063,000. The average amount of interest-bearing debt outstanding was consistent between periods.

         The Company's effective tax rate was 48.0 percent for the year ended December 31, 1994, compared to a tax rate of 45.2 percent for the year ended December 31, 1993. The increase in the effective tax rate was primarily due to higher state income taxes and additional taxes on the income of TransCor.

         As a result of the foregoing, net income for the year ended December 31, 1994, was $797,000 (less than 1 percent of net revenue) compared to a net income of $1,753,000 (2 percent of net revenue) during the same period in 1993.

YEAR ENDED DECEMBER 31, 1993, COMPARED TO YEAR ENDED DECEMBER 31, 1992

         During the year ended December 31, 1993, net revenue decreased by 2 percent to $77,405,000 from $78,614,000 for the year ended December 31, 1992. The decrease is due primarily to lower revenue generated from the Company's remediation services.

         Outside services, which primarily consist of payments to subcontractors, declined as a percentage of net revenue from 11 percent during the year ended December 31, 1992, to 8 percent during 1993. The decrease is related primarily to a reduction of reliance on subcontractors as the Company performs a substantial portion of its contract work.

         Cost of revenue earned decreased to $63,959,000 for the year ended December 31, 1993, from $66,847,000 for the comparable period of 1992. The decrease in cost of revenue earned corresponds with the decrease in the Company's net revenue. Gross profit during the year ended December 31, 1993, increased to $13,446,000 (17 percent of net revenue) from $11,767,000 (15 percent of net revenue) in 1992. The increase in gross profit is associated primarily with increased revenue volume from the Company's solid waste management segment, which generates a higher gross margin return than the Company's other operating segments.

         During 1993, selling, general and administrative expenses decreased to $9,780,000 (13 percent of net revenue) from $9,985,000 (13 percent of net revenue) for the year ended December 31, 1992. The dollar decrease was primarily a result of consolidation of certain field offices and the corresponding reduction of the Company's administrative functions, partially offset by an increase in bad debt expense of TransCor. (See Note 17 of Notes to Consolidated Financial Statements.)

         As a result of the foregoing, operating income increased to $3,666,000 (5 percent of net revenue) during the year ended December 31, 1993, from $1,782,000 (2 percent of net revenue) during the same period in 1992.

         During the year ended December 31, 1993, the Company recognized a $880,000 non-operating gain relating to the public offering of 1,000,000 shares of the common stock of the Company's majority-owned subsidiary, TransCor. (See
Note 17 of Notes to Consolidated Financial Statements)

         Minority interest in net income of the subsidiary was $287,000 for the year ended December 31, 1993 (none for 1992). The minority interest in net income of the subsidiary reflects 26 percent of the earnings of the Company's consolidated subsidiary, TransCor, since March 25, 1993, the date of the initial public offering of TransCor's common stock.

         Net interest expense decreased to $1,063,000 from $1,304,000 primarily due to the net proceeds associated with the sale of TransCor's common stock being used to decrease the amount of interest-bearing debt.

         The Company's effective tax rate was 45.2 percent for the year ended December 31, 1993, compared to a tax rate of 38.5 percent for 1992. The increase in the effective tax rate was partially due to the Company's ownership of TransCor dropping below 80 percent, which precludes the inclusion of TransCor in the consolidated tax return. Accordingly, the Company has provided for additional income tax on its share of TransCor's earnings. (See Note 14 of Notes to Consolidated Financial Statements.)

         As a result of the foregoing, the Company's income from continuing operations for the year ended December 31, 1993, was $1,753,000 (2 percent of net revenue) compared to income from continuing operations of $61,000 (less than 1 percent of net revenue) during the same period in 1992.

         Income from discontinued operations was $125,000 for the year ended December 31, 1992 (none for 1993). The income from discontinued surety operations was due primarily to the successful operating performance of the surety business.

         As a result of the foregoing, net income for the year ended December 31, 1993, was $1,753,000 (2 percent of net revenue) compared to $185,000 (less than 1 percent of net revenue) during the same period in 1992.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $3,678,000, $2,145,000, and $3,884,000 in 1992, 1993, and 1994, respectively. For 1994, the cash provided by operating activities of $3,884,000 is due primarily to cash provided by net income plus the effect of depreciation and amortization, net of changes in certain operating assets and liabilities (primarily accounts receivable, accounts payable, and accrued expenses). For 1993, the cash provided by operating activities of $2,145,000 is due primarily to cash provided by net income plus the effect of depreciation and amortization, net of changes in certain operating assets and liabilities (primarily costs and estimated earnings on uncompleted contracts, accounts receivable, and accounts payable). For 1992, the cash provided by operating activities of $3,678,000 is primarily due to cash provided by net income plus the effect of depreciation and amortization, net of changes in certain operating assets and liabilities (primarily costs and estimated earnings on uncompleted contracts, accounts receivable, and accounts payable). The Company had cash requirements related to capital expenditures of $2,917,000, $4,574,000, and $5,804,000 in 1992,
1993, and 1994, respectively.

         As of December 31, 1994, the Company has not borrowed any portion of its term bank line of credit, with $1,500,000 available for future borrowings. The Company is subject to a variety of restrictive covenants under various debt agreements with its institutional lenders. In 1994, the Company failed to meet the consolidated debt service coverage ratio with regards to its ESOP loan. At December 31, 1994, $2,400,000 of this loan is classified as long-term debt since it is the Company's intent to refinance the debt on a long-term basis. Refinancing under similar terms and maturities is guaranteed by the President of the Company. Inability to achieve future compliance with the loan covenants could affect the Company's access to further borrowings or require it to secure additional equity by other means. Current financial resources and anticipated funds from operations are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At December 31, 1994, the Company had cash of $479,000.

         During the years ended December 31, 1994 and 1993, the Company's average contract and trade receivables were outstanding for 80 and 99 days, respectively. Both averages were based on fourth quarter gross revenue annualized and compared to year end contract and trade receivables. Management believes that the number of days outstanding for its receivables approximates industry norms. A portion of the Company's contracting operations are subcontracted, and any delay in collections of receivables relating to primary contracts will generally result in a delay of payment to subcontractors.

         On June 30, 1993, Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"), the Company, Citicorp Real Estate, Inc. ("Citicorp"), and Francis M. Williams entered into a settlement and note renewal agreement whereby the Apartments' Chapter 11 bankruptcy filings were voluntarily dismissed. In accordance with the terms of the settlement agreement, $3,638,696 of the accounts receivable-affiliates balance recorded by the Company was converted into a note receivable. The note receivable bears interest at prime plus 1 3/8 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Citicorp also renewed their mortgage notes with the Apartments through December 31, 1998. Management of the Company believes that this note receivable balance is fully collectible since an independent appraisal showed the appraised value of the properties exceeded all recorded liabilities and all monthly obligations of the Apartments, including debt, are being met. The Company will also receive reimbursement for substantially all legal fees and costs incurred related to this matter.

         At December 31, 1993 and 1994, $4,830,000 and $4,937,000,
respectively, of the contract and trade-affiliates balance is due from corporate affiliates of the Company's president. Amounts due from the partnerships discussed above at December 31, 1993 and 1994, are approximately $3,626,000 and $3,588,000, respectively. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

         During March 1993, the Company's solid waste management subsidiary, TransCor Waste Services, Inc., completed an initial public offering of 1,000,000 shares, at a public offering price of $5.00 per share, of its common stock, thereby decreasing the Company's percentage of ownership of such subsidiary to approximately 74 percent.

         Historically, the Company has been able to obtain bonding coverage in amounts up to $8.5 million for environmental projects. However, the Company has experienced difficulties in obtaining bonding coverage for environmental projects in excess of this amount. Although each project has its own distinct and separate bond requirements, the Company may be unable to competitively bid on projects which require a bond in excess of $8.5 million.

         At December 31, 1994, the Company had no material commitments for major capital expenditures.

         See Note 18 of Notes to Consolidated Financial Statements for the Company's business segment information.

EFFECTS OF CHANGE IN METHOD OF ACCOUNTING

         In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which is effective for fiscal years beginning after December 15, 1992. This statement establishes revised financial accounting and reporting standards for the effects of income taxes. The revised standards require, among other things, an asset and liability approach for financial accounting and reporting for deferred income taxes. In addition, the deferred tax liabilities and assets are required to be adjusted for the effect of any future changes in the tax law or rates. Effective January 1, 1992, the Company adopted SFAS No. 109. There was no cumulative effect of that accounting change on operations nor did the change affect income for 1992.

EFFECT OF INFLATION

         Inflation has not had, and is not expected to have, a material impact upon the Company's operations.


Item 8.     Financial Statements and Supplementary Data

         See Item 14., Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company are as follows:

                           Name             Age             Position
                -----------------------   ------   --------------------------
                Francis M. Williams         53     President and Director
                Joseph M. Williams          38     Secretary and Treasurer
                Michael Gold                46     Director
                George Chandler             65     Director

         All directors of the Company hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors.

         Francis M. Williams has been President and Chairman of the Board of the Company since its inception. For more than five years prior to November 1988, Mr. Williams had been Chairman of the Board and Chief Executive Officer of Kimmins Corp. and its predecessors and sole owner of K Management Corp.
From June 1981 until January 1988, Mr. Williams was also the President and a Director of College Venture Equity Corp., a small business investment company. Mr. Williams has also been a Director of the National Association of Demolition Contractors and a member of the Executive Committee of the Tampa Bay International Trade Council.

         Joseph M. Williams has been the Secretary and Treasurer of the Company since October 1988. Since November 1991, Mr. Williams has served as
President and has been a Director of Cumberland Holdings, Inc., a holding company whose wholly-owned subsidiaries provide reinsurance and specialty sureties and performance and payment bonds. Since June 1986, Mr. Williams has served as President and Vice President and has been a Director of Cumberland Real Estate Holdings, Inc., the corporate general partner of Sunshadow Apartments, Ltd. ("Sunshadow") and Summerbreeze Apartments, Ltd. ("Summerbreeze"), both of which are limited partnerships. In June 1992, both Sunshadow and Summerbreeze filed voluntary petitions under Chapter 11 of the United States bankruptcy law, and each entity submitted a prepackaged plan of reorganization. In June 1993, Sunshadow and Summerbreeze entered into a settlement and note renewal agreement and the bankruptcy filings were voluntarily dismissed. Mr. Williams has been employed by the Company and its subsidiaries in various capacities since January 1984. From January 1982 to December 1983, he was the managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Co. Joseph M. Williams is the nephew of Francis M. Williams.

         Michael Gold has been a Director of the Company since November 1987. For more than the past five years, Mr. Gold has been a partner in the Niagara Falls, New York law firm of Gold and Gold.

         George Chandler has been a Director of the Company since January 1990. Since November 1989, Mr. Chandler has been a business consultant. Mr. Chandler was Chairman of the Board from July 1986 to November 1989, and President and Chief Executive Officer from October 1985 to November 1989 of Aqua-Chem, Inc., a manufacturer of packaged boilers and water treatment equipment. From May 1983 to October 1985, he was President, Chief Executive Officer and a Director of American Ship Building Co., which is engaged in the construction, conversion and repair of cargo vessels. Mr. Chandler is also a Director of The Allen Group Inc., and DeVlieg Bullard, Inc.

         Set forth below is information regarding certain key employees of the
Company:

         Thomas C. Andrews, 54, a registered professional engineer, has been employed as President of ThermoCor Kimmins, Inc., the Company's subsidiary engaged in site remediation, since January 1989. From November 1985 to January 1989, Mr. Andrews was employed as Vice President of Operations for ENSCO Environmental Services, Inc., a company engaged in hazardous waste incineration and remediation. From September 1981 to November 1985, Mr. Andrews served as Operations Manager of Cecos Environmental Services, Inc., a company engaged in treatment, transportation and disposal of hazardous waste. From December 1964 to September 1981, Mr. Andrews provided construction management services to contractors throughout the eastern United States. Mr. Andrews has over 25 years experience in all phases of hazardous waste and construction management.

         Charles A. Baker Jr., 52, has been employed as Vice President of TransCor Waste Services, Inc., the Company's subsidiary engaged in solid waste management, since November 1989. From June 1981 to November 1989, Mr. Baker was employed as Vice President of Kimmins Contracting Corp., one of the Company's principal operating subsidiaries.

         Norman S. Dominiak, 50, has been employed by the Company as its Chief Financial Officer since January 1994 and served as controller of ThermoCor Kimmins, Inc., a subsidiary of the Company, from October 1991 until January 1994. From May 1988 until September 1991, Mr. Dominiak served as senior vice president of Creative Edge, a company engaged in the manufacturing and distribution of educational products. From October 1982 until April 1988, Mr. Dominiak served as senior vice president of Cecos Environmental Services, Inc., a company engaged in treatment, transportation, and disposal of hazardous waste. From 1965 until 1982, Mr. Dominiak was employed in various financial capacities for the Carborundum Company.

         Michael D. O'Brien, 44, has been employed by TransCor Waste Services, Inc. (including its predecessor) as Vice President since October 1992. From June 1987 to October 1992, Mr. O'Brien served as Vice President of Kimmins Industrial Service Corp., a subsidiary of the Company. From July 1983 to June 1987, Mr. O'Brien served as Vice President of Jordan Foster Scrap Corporation in Buffalo, New York, a company specializing in demolition and preparation of scrap for sale. From November 1972 to July 1983, Mr. O'Brien was employed by a national demolition contractor.

         John V. Simon Jr., 39, has been President and General Manager of Kimmins Contracting Corp., responsible for supervising utility construction, since May 1981, and served as a Vice President of the Company from 1981 until the Merger in October 1988. From January 1978 to May 1981, Mr. Simon owned Simon Construction Company, a company which performed site work and utilities and demolition projects.

Item 11.   Executive Compensation

         Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to officers whose salary and bonus exceeded $100,000 for the year ended December 31, 1994:

                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term Compensation
                                                                   -----------------------------------
                                     Annual Compensation                    Awards             Payouts
                               ---------------------------------   -------------------------  --------
                                                                                Securities
                                                      Other        Restricted   Underlying               All Other
      Name and                                        Annual         Stock       Options/       LTIP      Compen-
 Principal Position     Year     Salary    Bonus   Compensation     Award(s)      SARs         Payouts    sation
- - --------------------   -----   ---------   -----   ------------    ---------    -------       --------   ---------
Francis M. Williams     1994    $171,139    $0         $0             $0           $0            $0      $  977(*)
  Chairman of the       1993    $171,137    $0         $0             $0           $0            $0      $  498(*)
  Board, President      1992    $172,120    $0         $0             $0           $0            $0      $  794(*)
  and Chief
  Executive Officer

John V. Simon, Jr.      1994    $110,759    $0         $0             $0           $0            $0      $1,635(*)
  President of          1993    $108,193    $0         $0             $0           $0            $0      $1,069(*)
  Kimmins               1992    $ 87,459    $0         $0             $0           $0            $0      $1,245(*)
  Contracting Corp.


 (*) Represents the Company's contribution to the employee's account of the Company's 401(k) Plan and premiums paid by the Company for term life insurance and long-term disability. These plans, subject to the terms and conditions of each plan, are available to all employees.

         Stock Options Granted in the Last Fiscal Year. No stock options or stock appreciation rights were granted to Francis M. Williams during the year ended December 31, 1994, and Mr. Williams does not have any stock options or stock appreciation rights that were granted in the previous years.


                AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES


                                                                         Number of           Value of
                                                                        Unexercised         Unexercised
                                                                        Options at          Options at
                                       Shares                            Year-End          Year-End (1)
                                      Acquired           Value         Exercisable/        Exercisable/
                     Name            on Exercise        Realized       Unexercisable       Unexercisable
         -----------------------  ----------------  --------------  ------------------   -----------------
         John V. Simon, Jr.             0                 0           18,200/36,800           $3,510/$0

         (1) Value is calculated using the Company's closing stock price on December 31, 1994, of $1.50 per share less the exercise price for such shares.

         Compensation of Directors. During the year ended December 31, 1994, the Company paid non-officer Directors an annual fee of $5,000 and $1,000 per board meeting attended. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

Stock Option and Other Plans

1987 STOCK OPTION PLAN

         The Company adopted a stock option plan (the "Plan") pursuant to which 865,200 shares of common stock were originally reserved for issuance to persons upon exercise of options designated as "incentive stock options", within the meaning of Section 422A of the Internal Revenue code of 1986 (the "Code"), and non-qualified stock options. The purpose of the Plan is to attract, retain, and motivate officers and other full-time employees of the Company, and certain other persons instrumental to the success of the Company, and to provide them with a means to acquire a proprietary interest in the Company. The Plan is administered by a committee consisting of three members of the Board of Directors. The exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock at the time the option is granted (110 percent of fair market value in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). The exercise price of a non-qualified stock option granted under the Plan may not be less than par value. Options granted under the Plan must, in general, expire no later than ten years from the date of the grant (five years from the date of grant in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). All options granted to date provide that the grantees' rights vest over five years from the date of grant. At December 31, 1994, Joseph M. Williams held 40,000 options to purchase the Company's stock at between $1.11 and $1.50 per share of which 15,200 are exercisable. At December 31, 1994, John V. Simon, Jr., held 55,000 options to purchase the Company's stock at between $1.11 and $1.50 per share, of which 18,200 are exercisable.

SAVINGS AND PROFIT-SHARING PLAN

         The Company offers a savings and profit-sharing plan (the "401(k) Plan"), which qualifies under Sections 401(a) and (k) of the Code. Employees of the Company and certain affiliates who have been employed for a specified period of time are eligible to participate in the 401(k) Plan. All contributions made by the employees vest immediately. Amounts contributed by the Company vest 20 percent after three years of service and 20 percent each year thereafter.

PROFIT AND EQUITY PARTICIPATION PLAN

         The Company's Profit and Equity Participation Plan (the "Profit Participation Plan"), a defined contribution plan, covers employees of the Company and certain affiliates who have been employed for a specified period of time. Contributions to the Profit Participation Plan are made at the discretion of the Board of Directors. Employees' rights in the Profit Participation Plan vest 20 percent after three years of service and 20 percent each year thereafter. The Profit Participation Plan was merged into The Kimmins Environmental Service Corp. Employee Stock Ownership Plan Trust ("ESOP") on January 1, 1989.

EMPLOYEE STOCK OWNERSHIP PLAN

         Effective January 1, 1989, the Company formed the ESOP for the benefit of the employees of the Company to purchase shares of the Company's common stock from time to time on the open market or in negotiated transactions at prices deemed to be attractive and, simultaneously, the Profit Participation Plan was merged into the ESOP. Contributions to the ESOP are made at the discretion of the Board of Directors and, for the year ended December 31, 1989, was $200,000. During 1989, the ESOP acquired from the Company's President approximately 772,000 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the President. Simultaneously with such purchase, the President purchased certain receivables and interests in certain investments from the Company for a purchase price of $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note was funded, during March 1990, through a long-term bank financing agreement guaranteed by the Company. Expenses with respect to the ESOP include the recognition of interest expense relating to the ESOP debt and to earned compensation. For the year ended December 31, 1994, interest expenses and compensation expenses relating to the ESOP were $274,519 and $600,000, respectively. As of December 31, 1994, the unpaid ESOP debt (net of the $228,094 accrued contribution) is also reflected as a reduction in stockholders' equity.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 24, 1995, by (i) persons known by the Company to own more than 5 percent of the Company's outstanding common stock, (ii) by each named executive officer and director of the Company, and
(iii) all executive officers and directors of the Company as a group:

                                                                                                  Percent of
     Name and Address of                                                              Percent       Total
       Beneficial Owner                                                                 of          Voting
           (1)                       Title of Class             Number of Shares       Class         Power
 ---------------------------   --------------------------   ----------------------  ----------   ------------
 Francis M. Williams           Common Stock                    5,566,495     (2)         41.8%          61.5%
                               Class B Common Stock            6,874,706                100.0%

 Joseph M. Williams            Common Stock                    1,099,017     (3)          8.2%           5.4%

 Michael Gold                  Common Stock                       36,569     (4)           *              *

 George Chandler               Common Stock                       14,141                   *              *

 All directors and             Common Stock                    6,716,222   (2)(3)        50.4%
 executive officers                                                        (4)(5)
                                                                                                        67.3%
 as a group                    Class B Common Stock            6,874,706                100.0%
 (four persons)

(l) The addresses of all officers and directors of the Company above are in care of the Company at 1501 Second Avenue, East, Tampa, Florida 33605.

(2) Includes 4,437,408 shares owned directly by Mr. Francis M. Williams; 400,000 shares owned by Summerbreeze and 365,250 shares owned by Sunshadow, both of which Mr. Williams is the sole shareholder of the corporate general partner and the sole limited partner; 146,726 shares owned by Mr. Williams' wife; 91,481 shares held by Mr. Williams as Trustee for his wife and children; 113,739 shares held by Mr. Williams as Custodian under the New York Uniform Gifts to Minors Act for his children; 8,691 shares held by the Company's 401(k) and ESOP Plans of which Mr. Williams is fully vested; and 3,200 shares held by Kimmins Realty Investment, Inc., of which is owned 100 percent by Mr. Williams.

(3) Includes 54,000 shares owned by Mr. Joseph M. Williams; 15,200 shares issuable upon exercise of currently exercisable stock options; 6,155 shares held by the Company's 401(k) and ESOP Plans of which Mr. Williams is fully vested; and 1,023,662 shares held by the Company's 401(k) Plan and ESOP of which Mr. Williams is a trustee with shared voting and investment power.

(4) Includes 3,450 shares owned by Mr. Gold; 17,325 shares currently owned by Mr. Gold's wife; 8,694 held by Mr. Gold as trustee for Mr. Gold's minor children; 5,100 shares issuable upon exercise of currently exercisable stock options; and 2,000 shares owned by Gold & Gold, a general partnership. Mr. Gold shares voting and investing power with respect to those shares owned by Gold & Gold.

(5) Includes 25,100 shares issuable upon exercise of currently exercisable stock options; 14,846 shares held by the Company's 401(k) and ESOP Plans of which certain officers of the Company are fully vested; and 1,023,662 shares held by the Company's 401(k) and ESOP Plans of which an officer of the Company is a trustee.

  *  Less than one percent.

Item 13.    Certain Relationships and Related Transactions

         During 1993 and 1994, the Company paid landfill fees of approximately $288,000 and $28,000, respectively, to a company which is primarily owned by the brother of Mr. Francis M. Williams. The amount paid approximated fair market rates for the type of services involved.

         On June 30, 1993, Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"), the Company, Citicorp Real Estate, Inc. ("Citicorp"), and Francis M. Williams entered into a settlement and note renewal agreement whereby the Apartments' Chapter 11 bankruptcy filings were voluntarily dismissed. In accordance with the terms of the settlement agreement, $3,638,696 of the accounts receivable-affiliates balance recorded by the Company was converted into a note receivable. The note receivable bears interest at prime plus 1 3/8 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Citicorp also renewed their mortgage notes with the Apartments through December 31, 1998. Management of the Company believes that this note receivable balance is fully collectible since a recently completed independent appraisal showed the appraised value of the properties exceeded all recorded liabilities and all monthly obligations of the Apartments, including debt, are being met. The Company will also receive reimbursement for substantially all legal fees and costs incurred related to this matter.

         At December 31, 1993 and 1994, $4,830,000 and $4,937,000,
respectively, of the contract and trade-affiliates balance is due from corporate affiliates of the Company's president. Amounts due from the partnerships discussed above at December 31, 1993 and 1994, are approximately $3,626,000 and $3,588,000, respectively. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

Item 14.   Exhibits, Financial Statements, Schedule, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K

         1.      Financial Statements

                 -        Report of Independent Certified Public Accountants
                 -        Consolidated balance sheets at December 31, 1993 and
                          1994
                 - Consolidated statements of operations for each of the three years in the period ended December 31, 1994
                 - Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1994
                 - Consolidated statements of cash flows for each of the three years in the period ended December 31, 1994
                 -        Notes to consolidated financial statements

         2.      Financial statement schedule

                 II       -  Valuation and qualifying accounts


                 All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the Schedules, or because the information required is included in the financial statements and notes thereto.

         3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

                 3 (a) **    --   Restated Certificate of Incorporation of
                                  Registrant, as amended.
                 3 (b) *     --   By-laws of Registrant
                 10.1        --   Mortgage to SouthTrust Bank on principal
                                  executive office building.
                 21          --   Subsidiaries of the Registrant.
                 23          --   Consent of Ernst & Young
                 27          --   Financial Data Schedule (for SEC use only)
                 28.1 ***    --   Stock Option Plan
______________

   * Previously filed as part of Registrant's Registration Statement on Form S-1, File No. 33-12677, and incorporated herein by reference thereto.
   ** Previously filed as part of Registrant's Registration Statement on Form S-1, File No. 33-18787, and incorporated herein by reference thereto.
   ***           Previously filed as part of Registrant's Form S-8, File No.
                 33-29612, and incorporated herein by reference thereto.

         (b)     Reports on Form 8-K.

                 None

         (c)     See item 14(a)(3) above.

         (d)     See item 14(a)(2) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                           Kimmins Environmental Service Corp.



Date:     March 30, 1995                   By: /s/ Francis M. Williams
       --------------------                   ------------------------
                                               Francis M. Williams
                                               President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:     March 30, 1995                   /s/ Francis M. Williams
       --------------------                ------------------------------
                                           Francis M. Williams
                                           President and Director
                                           (Chief Executive Officer)



Date:     March 30, 1995                   /s/ Joseph M. Williams
       --------------------                ------------------------------
                                           Joseph M. Williams
                                           Secretary and Treasurer


Date:     March 30, 1995                   /s/ Norman S. Dominiak
       --------------------                ------------------------------
                                           Norman S. Dominiak
                                           (Chief Financial Officer;
                                           Chief Accounting Officer)


Date:     March 30, 1995                   /s/ Michael Gold
       --------------------                ------------------------------
                                           Michael Gold, Director



Date:     March 30, 1995                   /s/ George Chandler
       --------------------                ------------------------------
                                           George Chandler, Director

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                  (Item 14(a))




                                                                                                                      Page
                                                                                                                      ----
Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-2

Consolidated balance sheets at December 31, 1993 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-3

Consolidated statements of operations for each of the three years
in the period ended December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-5

Consolidated statements of stockholders' equity for each of the three
years in the period ended December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-7

Consolidated statements of cash flows for each of the three years
in the period ended December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-8

Notes to consolidated financial statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-10

Financial statement schedule:

         Schedule II  -  Valuation and qualifying accounts



All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Stockholders
Kimmins Environmental Service Corp.



         We have audited the accompanying consolidated balance sheets of Kimmins Environmental Service Corp. as of December 31, 1993 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kimmins Environmental Service Corp. at December 31, 1993 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP




Tampa, Florida
March 16, 1995

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                    December 31,
                                                                         ----------------------------------
                                                                            1993                   1994
                                                                         -----------            -----------
Current assets:
   Cash                                                                  $ 2,530,428            $   479,106
   Accounts receivable:
     Contract and trade                                                   18,001,291             22,081,973
     Contract and trade - affiliates                                          21,275                      -
     Other receivables - affiliates
                                                                           1,203,023              1,464,369
   Note receivable - affiliate                                                38,333                 54,167
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                 9,777,749             10,166,227
   Income tax refund receivable                                              933,501                679,538
   Other current assets                                                    1,210,609              1,274,469
                                                                         -----------            -----------

        Total current assets                                              33,716,209             36,199,849
                                                                         -----------            -----------

Property and equipment, net                                               26,326,780             26,815,429

Accounts receivable - affiliates                                           1,608,314              1,349,058

Note receivable - affiliate                                                3,587,863              3,533,696

Term note from affiliate (including accrued interest of
   $117,361 and $409,785 at December 31, 1993 and 1994,
   respectively)                                                           4,408,410              4,343,032
Other assets                                                                 544,364                447,716
                                                                         -----------            -----------

                                                                         $70,191,940            $72,688,780
                                                                         ===========            ===========





                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   December 31,
                                                                       ----------------------------------
                                                                          1993                   1994
                                                                       -----------            -----------
Current liabilities:
   Accounts payable - trade                                            $12,480,248            $13,303,408
   Deferred income taxes                                                   115,000                 73,708
   Accrued expenses                                                      2,553,681              3,473,775
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                              1,030,712              1,375,548
   Current portion of long-term debt                                     4,895,358              6,168,006
   Current portion of Employee Stock Ownership Plan
     Trust debt                                                            600,000                600,000
                                                                       -----------            -----------
     Total current liabilities                                          21,674,999             24,994,445
                                                                       -----------            -----------
Long-term debt                                                          16,454,183             14,632,115
Employee Stock Ownership Plan Trust debt                                 3,000,000              2,400,000

Deferred income taxes                                                    2,788,408              2,914,597
Minority interest in subsidiary                                          3,172,797              3,233,421

Commitments and contingencies (Note 16)

Stockholders' equity:
   Preferred stock, $.001 par value; 1,000,000 shares
     authorized, none issued and outstanding                                     -                      -
   Common stock, $.001 par value; 32,500,000 shares
     authorized; 13,328,992 shares issued and outstanding                   13,329                 13,329
   Class B common stock, $.001 par value; 10,000,000
     shares authorized, 6,874,706 shares issued and
     outstanding                                                             6,875                  6,875

   Capital in excess of par value                                       18,696,909             18,696,909

   Retained earnings                                                     7,772,031              8,569,023
   Unearned employee compensation from Employee
     Stock Ownership Plan Trust                                         (3,387,591)            (2,771,934)
                                                                       -----------            -----------
     Total stockholders' equity                                         23,101,553             24,514,202
                                                                       -----------            -----------
                                                                       $70,191,940            $72,688,780
                                                                       ===========            ===========





                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Years ended December 31,
                                                          -----------------------------------------------------
                                                             1992                 1993                 1994
                                                          -----------          -----------         ------------
 Revenue:
   Gross revenue                                          $87,441,742          $83,608,764         $ 96,755,001
   Outside services, at cost                               (8,827,531)          (6,203,454)         (11,402,286)
                                                          -----------          -----------         ------------

   Net revenue                                             78,614,211           77,405,310           85,352,715

 Costs and expenses:
   Cost of revenue earned                                  66,847,076           63,959,362           73,235,439
   Selling, general and administrative
      expenses                                              9,984,644            9,779,815            9,447,064
                                                          -----------          -----------         ------------
 Operating income                                           1,782,491            3,666,133            2,670,212

 Litigation settlements                                      (379,402)                   -                    -
 Non-operating gain relating to the public
   offering of subsidiary                                           -              879,797                    -

 Minority interest in net income of
   subsidiary                                                       -             (286,519)             (60,624)

 Interest expense (net of interest income of
   approximately $769,000, $848,000, and
   $1,060,000 for the years ended December
   31, 1992, 1993, and 1994, respectively)                 (1,304,459)          (1,063,201)          (1,076,911)
                                                          -----------          -----------         ------------

 Income from continuing operations
   before provision for income taxes                           98,630            3,196,210            1,532,677

 Provision for income taxes (benefit):
      Current                                                (420,408)             360,107              650,788
      Deferred                                                458,355            1,083,440               84,897
                                                          -----------          -----------         ------------

                                                               37,947            1,443,547              735,685
                                                          -----------          -----------         ------------
 Income from continuing operations                             60,683            1,752,663              796,992

 Discontinued operations:
   Income from discontinued surety
      operations net of income tax expense of
      $77,422, for the nine months ended
      September 30, 1992                                      124,533                    -                    -
                                                          -----------          -----------         ------------

 Net income                                               $   185,216          $ 1,752,663         $    796,992
                                                          ===========          ===========         ============





                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (continued)


                                                                   Years ended December 31,
                                                      ---------------------------------------------------
                                                          1992                1993                1994
                                                      -----------         -----------         -----------
 PER SHARE DATA
 --------------

   Income per share from continuing
      operations                                      $         -         $       .13         $       .06

   Income per share from
      discontinued operations                                 .01                   -                   -
                                                      -----------         -----------         -----------

   Income per share                                   $       .01         $       .13         $       .06
                                                      ===========         ===========         ===========

   Weighted average number of shares
      outstanding used in computation                  13,326,992          13,328,992          13,328,992
                                                      ===========         ===========         ===========





                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1992, 1993, AND 1994



                                                                                                      Unearned
                                                                                                      Employee
                                                                                                    Compensation
                                                                                                        from
                                                           Class B          Capital                    Employee
                               Common Stock              Common Stock         in                        Stock           Total
                          ---------------------      -------------------   Excess of     Retained     Ownership      Stockholders'
                           Shares        Amount       Shares      Amount   Par Value     Earnings     Plan Trust        Equity
                          --------       ------      -------      ------   ---------     --------   ------------     ------------
Balance at
  January 1, 1992         13,324,192     $13,324     6,874,706    $6,875  $18,683,315  $ 8,213,985   ($4,390,988)    $22,526,511

Stock options exercised        4,800           5             -         -       13,594            -             -          13,599

Distribution of surety
  operations                       -           -             -         -            -   (2,379,833)            -      (2,379,833)

Employee compensation
  from Employee Stock
  Ownership Trust                  -           -             -         -            -            -       437,829         437,829

Net income                         -           -             -         -            -      185,216             -         185,216
                          ----------     -------     ---------    ------  -----------  -----------   -----------     -----------
Balance at
  December 31, 1992       13,328,992      13,329     6,874,706     6,875   18,696,909    6,019,368    (3,953,159)     20,783,322
Employee compensation
  from Employee Stock
  Ownership Trust                  -           -             -         -            -            -       565,568         565,568

Net income                         -           -             -         -            -    1,752,663             -       1,752,663
                          ----------     -------     ---------    ------  -----------  -----------   -----------     -----------
Balance at
  December 31, 1993       13,328,992      13,329     6,874,706     6,875   18,696,909    7,772,031    (3,387,591)     23,101,553

Employee compensation
  from Employee Stock
  Ownership Plan                   -           -             -         -            -            -       615,657         615,657

Net income                         -           -             -         -            -      796,992             -         796,992
                          ----------     -------     ---------    ------  -----------  -----------   -----------     -----------
Balance at
  December 31, 1994       13,328,992     $13,329     6,874,706    $6,875  $18,696,909  $ 8,569,023   ($2,771,934)    $24,514,202
                          ==========     =======     =========    ======  ===========  ===========   ===========     ===========





                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       Years ended December 31,
                                                        ----------------------------------------------------
                                                           1992                 1993                1994
                                                        -----------          -----------         -----------
Cash flows from operating activities:
   Net income                                           $   185,216          $ 1,752,663         $   796,992
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation and amortization                     4,039,746            3,681,120           3,890,325
        Provision for uncollectible
          accounts receivable                               360,241              961,325             495,375
        Gain from sale of subsidiary's
          common stock                                            -             (879,797)                  -
        Minority interest in income of
          subsidiary                                              -              286,519              60,624
        (Gain) loss on disposal of property
          and equipment                                     (50,648)               6,940             407,325
        Earnings of discontinued surety
          business, less dividends paid                    (124,533)                   -                   -
        Accrued interest on term
          note/surplus debenture                           (186,496)            (117,361)             65,378
        Deferred income taxes                               458,355            1,083,440              84,897
        Unearned employee compensation
          from Employee Stock Ownership Plan
          Trust                                             437,829              565,568             615,657
        Changes in operating assets and
          liabilities:
          Accounts receivable                            (5,080,533)           3,541,902          (4,518,539)
          Costs and estimated earnings in
            excess of billings on
            uncompleted contracts                         1,009,089           (4,837,773)           (388,478)
          Income tax refund receivable                     (327,498)            (606,003)            253,963
          Other assets                                      565,964             (433,785)             32,788
          Accounts payable                                3,408,163           (2,073,920)            823,160
          Income taxes payable                             (220,330)                   -                   -
          Accrued expenses                                  278,611             (379,563)            920,094
          Billings in excess of costs and
            estimated earnings on
            uncompleted contracts                        (1,075,110)            (405,858)            344,836
                                                        -----------          -----------         -----------
            Total adjustments                             3,492,850              392,754           3,087,405
                                                        -----------          -----------         -----------
Net cash provided by operating activities                 3,678,066            2,145,417           3,884,397
                                                        -----------          -----------         -----------



                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (CONTINUED)

                                                                       Years ended December 31,
                                                        ---------------------------------------------------
                                                           1992                1993                1994
                                                        -----------         -----------        ------------
 Cash flows from investing activities:
   Capital expenditures                                  (2,917,359)         (4,574,263)         (5,803,781)
   Proceeds from sale of property and
     equipment                                              344,713             318,100           1,017,482
   Proceeds from sale of investments in
     fixed maturity securities                            4,723,631                   -                   -
                                                        -----------         -----------        ------------

 Net cash provided (used) by investing
   activities                                             2,150,985          (4,256,163)         (4,786,299)
                                                        -----------         -----------        ------------

 Cash flows from financing activities:
   Proceeds from long-term debt                           7,086,764           7,094,085          16,604,165
   Repayments of long-term debt                          (9,792,263)         (8,447,818)        (17,153,585)
   Repayments of Employee Stock
     Ownership Plan Trust debt                             (435,000)           (550,000)           (600,000)
   Proceeds from subsidiary's issuance of
     its common stock                                             -           3,766,075                   -
   Proceeds from stock options                               13,599                   -                   -
                                                        -----------         -----------        ------------
 Net cash provided (used) by financing
   activities                                            (3,126,900)          1,862,342          (1,149,420)
                                                        -----------         -----------        ------------

 Net increase (decrease) in cash and cash
   equivalents                                            2,702,151            (248,404)         (2,051,322)
 Cash and cash equivalents, beginning of
   year                                                      76,681           2,778,832           2,530,428
                                                        -----------         -----------        ------------

 Cash and cash equivalents, end of year                 $ 2,778,832         $ 2,530,428        $    479,106
                                                        ===========         ===========        ============





                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - Kimmins Environmental Service Corp. ("Kimmins") and its subsidiaries (collectively, the "Company") is a solid waste management and specialty contracting company that provides a full range of solid waste handling, demolition, and project-oriented services. The Company provides specialty contracting services including infrastructure development, underground construction, roadwork, site remediation services such as mobile incineration; excavation, removal and disposal of contaminated soil; facilities demolition and dismantling; and asbestos abatement.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Kimmins and its subsidiaries, including TransCor Waste Services, Inc. ("TransCor"), a 74 percent owned subsidiary after March 25, 1993 (see Note 2). All material intercompany transactions have been eliminated.

         REVENUE RECOGNITION - Contracts generally range from 6 to 18 months in duration, and earnings from contracting operations (including contracts with affiliates) are reported under the percentage-of-completion method for financial statement purposes. The estimated earnings for each contract reflected in the accompanying financial statements represent the percentage of estimated total earnings that costs incurred to date bear to estimated total costs, based on the Company's current estimates. With respect to contracts which extend over one or more accounting periods, revisions in costs and earnings estimates are reflected in the period the revisions become known.
When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss. Revenue from claims against owners and proceeds from negotiated settlements are recognized when realization is probable and the amount can be reliably estimated. Outside services represent subcontractor costs for which the Company is typically reimbursed on a dollar-for-dollar basis.

         Fees arising from services other than contracting activities are recognized when the negotiated services are provided.

         EARNINGS PER SHARE - Earnings per common share are computed based on the weighted average number of shares outstanding. Those shares of Class B common stock which are eligible for conversion (none for 1992, 1993, and 1994) are included in the computation of earnings per share. The effect of common stock equivalents is not material.

         STATEMENTS OF CASH FLOWS -

                                                             Years ended December 31,
                                                -----------------------------------------------
                                                   1992             1993               1994
                                                ----------       -----------        -----------
                    Cash paid:
                     Interest                   $2,530,000        $1,881,000         $2,007,000
                     Income taxes               $  543,000        $  642,000         $  499,000

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 2.      DISTRIBUTION OF SUBSIDIARIES AND SALE OF COMMON STOCK OF SUBSIDIARIES

         On March 25, 1993, the initial public offering of the subsidiary, TransCor, became effective. The offering consisted of 1,000,000 shares of TransCor's common stock at $5 per share. The net proceeds from the stock offering were received on April 2, 1993. The Company's 1993 statement of operations includes a gain of $879,797 resulting from this transaction. In connection with this offering, TransCor issued a convertible subordinated term note to Kimmins, which is eliminated in consolidation, that may be converted into 400,652 shares (586,524 shares at December 31, 1993) of TransCor's common stock.

         On October 1, 1992, the Company spun-off its surety business to its stockholders in a distribution (the "Distribution") of shares of common stock of Cumberland Holdings, Inc. ("Cumberland"). In connection with the spin-off, two former subsidiaries of the Company, Cumberland Casualty & Surety Company ("CCS") and Surety Specialists, Inc. ("SSI"), were transferred to Cumberland. All of Cumberland's outstanding common stock was distributed to stockholders of the Company on the basis of one share of common stock of Cumberland for each five shares of the Company's common stock and Class B common stock owned. No gain or loss was recognized from the distribution, and the net book value of the surety business of $2,379,833 at October 1, 1992, was treated as a distribution to stockholders. Cumberland's results of operations are reported separately in the Company's consolidated statements of operations for the periods presented as discontinued operations. Revenue for the surety business for the nine months ended September 30, 1992, was approximately $3,450,000 (none for 1993 and 1994).

 3.      RELATED PARTY TRANSACTIONS

         During 1992, 1993, and 1994, the Company paid landfill fees of approximately $426,000, $288,000, and $28,000, respectively, to a company which is primarily owned by the brother of the Company's president. The amounts paid approximated the fair market rate for the type of services involved.

 4.      ACCOUNTS RECEIVABLE

                                                                                  December 31,
                                                                       --------------------------------
                                                                          1993                 1994
                                                                       -----------          -----------
         Contract and trade:
           Billed contract receivables:
                Completed and uncompleted contracts                    $11,257,863          $12,241,873
                Retainage                                                3,336,919            5,407,372
         Trade receivables                                               3,844,525            5,095,725
                                                                       -----------          -----------
                                                                        18,439,307           22,744,970
         Less allowance for doubtful accounts                             (438,016)            (662,997)
                                                                       -----------          -----------
                                                                       $18,001,291          $22,081,973
                                                                       ===========          ===========

         Contract and trade - affiliates:
           Billed contract receivables                                 $ 1,629,589          $ 1,349,058
         Less current portion                                               21,275                    -
                                                                       -----------          -----------
         Amounts expected to be collected after one year               $ 1,608,314          $ 1,349,058
                                                                       ===========          ===========


                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.      ACCOUNTS RECEIVABLE (CONTINUED)

         All unbilled receivables relate to work performed or material shipped by the balance sheet date and are billed as soon as is administratively feasible.

         Accounts receivable are comprised primarily of amounts due on specialty contracting contracts and from solid waste management customers. Credit is extended based on an evaluation of the customer's financial condition. Collateral is generally not required; however, the Company usually is able to file for a mechanic's lien to protect their interest in contract accounts receivable. Credit losses are provided for in the financial statements and have been within management's expectations.

         On June 30, 1993, Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"), the Company, Citicorp Real Estate, Inc. ("Citicorp"), and Francis M. Williams entered into a settlement and note renewal agreement whereby the Apartments' Chapter 11 bankruptcy filings were voluntarily dismissed. In accordance with the terms of the settlement agreement, $3,638,696 of the accounts receivable - affiliates balance recorded by the Company was converted into a note receivable. The note receivable bears interest at prime plus 1 3/8 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Citicorp also renewed their mortgage notes with the Apartments through December 31, 1998. Management of the Company believes that this note receivable balance is fully collectible since an independent appraisal showed the appraised value of the properties exceeded all recorded liabilities and all monthly obligations of the Apartments, including debt, are being met. The Company will also receive reimbursement for substantially all legal fees and costs incurred related to this matter.

         At December 31, 1993 and 1994, $4,830,000 and $4,937,000,
respectively, of the combined accounts receivable - affiliates and note receivable - affiliate balances are due from corporate affiliates of the Company's president. Amounts due from the Apartments discussed above at December 31, 1993 and 1994, are approximately $3,626,000 and $3,588,000, respectively. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

 5.      LITIGATION SETTLEMENT

         During 1992, the Company received approximately $2,015,000 from the settlement of two separate contract claims for work performed in excess of the original contract amounts due to changes in conditions. Amounts applied against the settlements included legal fees and other direct costs. In addition, the Company reached a settlement in a lawsuit brought against one of its subsidiaries. Pursuant to the settlement agreement signed between the parties, all claims were dismissed and the Company paid $300,000. The net result of these settlement items was a loss of approximately $379,000 that has been recorded as a non-operating expense for 1992.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 6.      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                                  December 31,
                                                                      ----------------------------------
                                                                          1993                  1994
                                                                      ------------          ------------
         Expenditures on uncompleted contracts                        $102,705,679          $ 92,911,600
         Estimated earnings on uncompleted contracts                    12,011,552            17,028,013
                                                                      ------------          ------------
                                                                       114,717,231           109,939,613

         Less actual and allowable billings on uncompleted
             contracts                                                 105,970,194           101,148,934
                                                                      ------------          ------------
                                                                      $  8,747,037          $  8,790,679
                                                                      ============          ============

         Costs and estimated earnings in excess of billings
             on uncompleted contracts                                 $  9,777,749          $ 10,166,227
         Billings in excess of costs and estimated earnings
             on uncompleted contracts                                   (1,030,712)           (1,375,548)
                                                                      ------------          ------------
                                                                      $  8,747,037          $  8,790,679
                                                                      ============          ============

         During the years ended December 31, 1992, 1993, and 1994, the Company recognized revenue from contract claims of approximately $635,000, $50,000 and $1,189,000, respectively. In addition, as of December 31, 1993 and 1994, the costs and estimated earnings in excess of billings on uncompleted contracts includes unbilled contract costs claimed from customers of $2,041,000 and $1,648,000, respectively.

 7.      PROPERTY AND EQUIPMENT

                                                                                  December 31,
                                                                      ----------------------------------
                                                                          1993                  1994
                                                                      ------------          ------------
          Land                                                        $  5,028,106          $  4,699,480
          Buildings and improvements                                     5,396,443             6,275,216
          Construction and recycling equipment                          28,977,787            31,170,987
          Furniture and fixtures                                         1,097,765             1,258,249
          Construction in progress                                         669,886               486,128
                                                                      ------------          ------------
                                                                        41,169,987            43,890,060
          Less accumulated depreciation                                (14,843,207)          (17,074,631)
                                                                      ------------          ------------
                                                                      $ 26,326,780          $ 26,815,429
                                                                      ============          ============





         Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Construction in progress will be depreciated over the estimated useful lives when placed into service.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 8.      TERM NOTE FROM AFFILIATE

         In 1988, CCS issued a surplus debenture to the Company that bears interest at 10 percent per annum in exchange for $3,000,000. In 1992, the debenture due to the Company from CCS was assigned to Cumberland. Cumberland entered into a term note agreement with the Company for the outstanding amount of the debenture, including accrued interest at September 30, 1992, as part of the Distribution. The term note is pari passu with the other debts of Cumberland, bears interest at 10 percent, and is due on October 1, 2002. Interest and principal are due quarterly for five years, with minimum interest payments equal to one-half of annual net earnings before interest and income taxes. Payments for the second five years are due quarterly and are payable in equal installments to amortize the remaining balance. Each of these payments will be credited first to the accrued interest and then to principal. Interest accrued on the term note at December 31, 1994, is $409,785 ($117,361 at December 31, 1993).

9.       ACCRUED EXPENSES

                                                           December 31,
                                                ---------------------------------
                                                   1993                   1994
                                                ----------             ----------
          Deferred revenue                      $1,124,126             $1,285,112
          Accrued insurance                        714,902              1,249,858
          Other                                    714,653                938,805
                                                ----------             ----------
                                                $2,553,681             $3,473,775
                                                ==========             ==========

                                        KIMMINS ENVIRONMENTAL SERVICE CORP.

                                        NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS


10.      LONG-TERM DEBT

                                                                                 December 31,
                                                                       --------------------------------
                                                                          1993                 1994
                                                                       -----------          -----------
         Revolving term bank line of credit, $1,500,000
           maximum ($6,500,000 during 1993) due
           August 31, 1996, interest at prime plus 1 3/4
           percent (prime plus 3 percent during 1993)                  $ 6,000,000          $         -

         Bank note payable, interest at prime plus 1 percent             1,074,775                    -


         Equipment bank notes, principal and interest
           payable in monthly installments, interest at prime
           plus 1/2 percent, collateralized by equipment                   299,841                    -

         Notes payable, principal and interest payable in
           monthly installments through October 1, 1999, interest
           at varying rates up to 13 percent, collateralized
           by equipment                                                  9,837,245           10,220,373

         Bank note payable, varying principal and interest
           payments through August 1, 1996, interest at prime
           plus 1 3/4 percent, collateralized by equipment                       -            5,500,000

         Mortgage notes, principal and interest payable in
           monthly installments through August 1, 1999,
           interest at prime plus 1 1/2 percent to prime plus 1
           3/4 percent, collateralized by land and buildings             2,737,680            3,679,748


         Mortgage notes - $500,000 with related parties,
           interest payable in quarterly installments at 10
           percent, plus a performance based return not to
           exceed 6 percent, principal due January 9, 1997,
           collateralized by land and buildings                          1,400,000            1,400,000
                                                                       -----------          -----------

                                                                        21,349,541           20,800,121
         Less current portion                                            4,895,358            6,168,006
                                                                       -----------          -----------
                                                                       $16,454,183          $14,632,115
                                                                       ===========          ===========

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      LONG-TERM DEBT (CONTINUED)

         Annual principal maturities subsequent to December 31, 1994, are as follows:

                                     1995                   $ 6,168,006
                                     1996                     5,114,448
                                     1997                     4,541,485
                                     1998                     2,186,808
                                     1999                     2,789,374
                                                            -----------
                                                            $20,800,121
                                                            ===========

         The lenders' prime rate under the bank line at December 31, 1993 and 1994, was 6 percent and 8.5 percent, respectively. At December 31, 1994, there was $1,500,000 of borrowings available under the revolving term bank line of credit. The Company was also contingently liable for letters of credit in the amount of approximately $3,500,000 at December 31, 1994.

         The revolving term bank line of $1,500,000 and the letter of credit facility of $3,500,000 are secured by a pledge of all of the Company's subsidiaries, the Cumberland term note, and substantially all of the assets of Kimmins. The use of funds under these lines is limited among certain subsidiaries.

         The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $15,900,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 3.0 to 1, consolidated debt service coverage ratio of at least 1.0 to 1, and a fixed charge coverage ratio of not less than 1.0 to
1. In addition, the covenants prohibit the ability, without lender approval, of the Company to pay dividends. As of December 31, 1994, the Company was in compliance with or obtained waivers for all loan covenants, and the Company expects to comply with each of the covenants in 1995.

11.      EMPLOYEE STOCK OWNERSHIP PLAN TRUST DEBT

         In March 1990, the Company's Employee Stock Ownership Plan Trust ("ESOP") (Note 13) was funded from a $5,100,000 loan. The loan bears interest at prime plus 2 percent, with varying principal and interest payments through September 1996. The loan is guaranteed by the Company as to payment of principal and interest and, therefore, the unpaid balance of the borrowing is reflected as debt of the Company. An equivalent amount representing unearned employee compensation, less the Company's accrued contribution (Note 13), is recorded as a deduction from stockholders' equity.

         Annual principal maturities for each of the next two years are as follows:

                                          1995        $  600,000
                                          1996         2,400,000
                                                      ----------
                                                      $3,000,000
                                                      ==========

     The loan agreement contains certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $9,000,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 3.0 to 1, and a consolidated debt service coverage ratio of at least 1.0 to 1. In 1994 the Company failed to meet the consolidated debt service coverage requirement. At December 31, 1994, $2,400,000 of the loan is classified as long-term debt since it is the Company's intent to refinance the debt on a long-term basis. Refinancing under similar terms and maturities is guaranteed by the President of the Company.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      LEASING ARRANGEMENTS

         The Company rents equipment, machinery, and office space for varying periods. Rental expense for the years ended December 31, 1992, 1993, and 1994, was approximately $7,906,000, $7,855,000, and $9,500,000, respectively.

         At December 31, 1994, minimum rental payments applicable to non-cancellable operating leases were as follows:

                          1995         $735,778
                          1996            6,095
                          1997            5,252
                                       --------
                                       $747,125
                                       ========

13.      PENSION AND OTHER BENEFIT PLANS

         Employee Stock Ownership Plan. On January 1, 1989, the Company, for the benefit of its employees, formed the ESOP to purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive. Contributions to the ESOP are made at the discretion of the Board of Directors. During 1989, the ESOP acquired from the Company's president 772,114 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the Company's president. Simultaneous with this purchase, the Company's president purchased certain receivables and interests in certain investments from the Company for a purchase price of $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note was funded, during March 1990, through a long-term bank financing agreement guaranteed by the Company (Note 11). As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the current year. Debt of the ESOP is recorded as debt, and the shares pledged as collateral are reported as unearned employee compensation in the balance sheet. For financial statement purposes, as of December 31, 1993 and 1994, the unearned employee compensation (net of accrued contributions of approximately $212,000 and $228,000, respectively) was reflected as a reduction in stockholders' equity.

Interest and compensation expenses relating to the ESOP are as follows:


                                                         Years ended December 31,
                                               ---------------------------------------------
                                                 1992               1993              1994
                                               ---------------------------------------------
         Interest                              $328,565           $287,577          $274,519
         Compensation                          $437,829           $565,568          $615,657

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      PENSION AND OTHER BENEFIT PLANS (CONTINUED)

         The ESOP shares were as follows:

                                                                             December 31,
                                                                     -----------------------------
                                                                        1993                1994
                                                                     ----------           --------
         Allocated shares                                               225,000            315,000
         Shares released for allocation                                       -                  -
         Unreleased shares                                              540,000            450,000
                                                                     ----------           --------
         Total ESOP shares                                              765,000            765,000
                                                                     ==========           ========
         Market value of unreleased shares                           $1,282,500           $675,000
                                                                     ==========           ========

         Stock Option Plan. The Company originally reserved 865,200 shares of its common stock for issuance upon the exercise of options to be granted under the Company's 1987 Stock Option Plan (the Company Plan). The exercise price of an incentive stock option granted under the Company Plan may not be less than the fair market value of the common stock at the time the option is granted. The exercise price of a non-qualified stock option granted under the Company Plan may not be less than par value of the common stock on the date of the grant. Options granted under the Company Plan must, in general, expire no later than ten years from the date of the grant.

         All options granted to date provide that the grantees' rights therein vest over five years from the date of the grant. At December 31, 1994, options to purchase 615,429 shares of the Company's common stock have been granted under the Company Plan, of which approximately 177,100 are currently exercisable at prices ranging from $1.11 to $1.50 per share. No options were exercised during 1993 and 1994.

         The following is a summary of stock option transactions:

                                                                      Years ended December 31,
                                                                 --------------------------------
                                                                      1993              1994
                                                                 -------------      -------------
         Options outstanding at beginning of the year                  615,929            618,429

         Options granted                                                 2,500            547,929

         Options cancelled                                                   -           (550,929)
         Options exercised                                                   -                  -
                                                                 -------------      -------------

         Options outstanding at end of year                            618,429            615,429
                                                                 =============      =============
         Options eligible at end of year
                                                                       383,372            177,086

         Options available for future grants at end of year            132,171            135,171

         Option price range:
         Options granted                                                 $2.38              $1.50
         Options exercised                                                 N/A                N/A
         Options outstanding at end of year                      $1.11 - $4.58      $1.11 - $1.50

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      PENSION AND OTHER BENEFIT PLANS (CONTINUED)

         Options cancelled during 1994 include 520,429 options with exercise prices ranging from $2.00 to $4.58 that were subsequently reissued with an exercise price of $1.50.

         The Company makes payments to collectively bargained, multi-employer defined contribution plans covering Company union employees. Under the Multi-Employer Pension Plan Amendment Act, a withdrawing employer is required to continue funding its share of the plan's unfunded vested benefits. The Company does not possess sufficient information to determine its portion of the unfunded vested benefits, if any. Contributions to such plans for the years ended December 31, 1992, 1993, and 1994, were not significant.

14.      INCOME TAXES

         In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." Under the asset and liability method required by Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         As of December 31, 1994, the Company has utilized all net operating loss carryforwards. However, the Company has alternative minimum tax credit carryforwards of approximately $339,000 available to offset future regular tax liabilities.

         As a result of TransCor's sale of its common stock in March 1993 (Note
2), it is no longer consolidated with the Company for income tax purposes. The Company has provided deferred income taxes with respect to differences between its book and tax basis in TransCor. These differences result from income recognized for book, not tax, for the gain on the sale of TransCor and TransCor's post-offering earnings, which are collectively referred to as the outside basis difference. The rate used to provide taxes on the outside basis difference is the statutory rate for the first $785,000 which represents the Company's share of TransCor's accumulated deficit at the date of the sale of its common stock. The rate for the remaining difference assumes the dividend received deduction because the Company expects to recover its investment through dividends.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      INCOME TAXES (CONTINUED)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                     December 31,
                                                                          ---------------------------------
                                                                             1993                   1994
                                                                          ----------             ----------
         Deferred tax assets:

           Allowance for doubtful accounts                                $  168,600             $  254,200
           Deferred costs for tax expensed for books                               -                162,000
           Alternative minimum tax credit carryforwards                      330,000                339,000
                                                                          ----------             ----------
                                                                             498,600                755,200
                                                                          ----------             ----------
         Deferred tax liabilities:

           Excess of tax over book depreciation                            2,893,408              2,986,105
           Uncompleted long-term contracts                                   142,600                395,400
           Outside basis difference in TransCor                              366,000                362,000
                                                                          ----------             ----------
                                                                           3,402,008              3,743,505
                                                                          ----------             ----------
         Net deferred tax liability                                        2,903,408              2,988,305
         Less current portion                                               (115,000)               (73,708)
                                                                          ----------             ----------
                                                                          $2,788,408             $2,914,597
                                                                          ==========             ==========


         Factors causing the effective tax rate to differ from the statutory rate are as follows:

                                                                         Years ended December 31,
                                                                     --------------------------------
                                                                     1992          1993          1994
                                                                     --------------------------------
         Federal statutory rate                                      34.0%         34.0%         35.0%
         State income taxes                                           4.5%          4.5%          7.5%
         Additional tax on the Company's
          shares of TransCor's earnings
          after March 25, 1993                                          -           2.0%          4.0%
         Other                                                          -           4.7%          1.5%
                                                                     --------------------------------
         Effective tax rate                                          38.5%         45.2%         48.0%
                                                                     ================================


                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      STOCKHOLDERS' EQUITY

         The Company's Class B common stock has the same voting rights as common stock and is not entitled to participate in cash dividends. Upon liquidation or dissolution of the Company, the holders of common stock are entitled to receive up to $4.50 per share, after which the holders of Class B common stock are entitled to receive up to $4.50 per share. Thereafter, all assets remaining for distribution shall be distributed pro rata to the holders of common stock and Class B common stock. The right to convert Class B common stock to common stock occurs in any fiscal year in which the Company achieves net earnings equal to a specified amount (currently $.28 per share), which is calculated by adding the total shares outstanding at fiscal year end to the number of shares which could be converted during the fiscal year. The holders of the Class B common stock shall thereafter have the right to convert up to 1,875,000 shares of Class B common stock into common stock on a share for share basis. Each cumulative incremental increase in net earnings in any subsequent year of $.07 per share above the specified level of earnings previously obtained will afford holders the right to convert up to an additional 1,875,000 shares of Class B common stock into common stock on a share for share basis. Holders of Class B common stock will not be entitled to convert more than 1,875,000 of such shares in any fiscal year unless the Company achieves earnings of $.48 per share of common stock in any fiscal year, which will entitle holders to convert all shares of Class B common stock into common stock. No shares of Class B common stock became eligible for conversion into common stock during the years ended December 31, 1992, 1993, and 1994.

         The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001, none of which is presently outstanding. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

16.      CONTINGENCIES

         The Company and one of its subsidiaries, Kimmins Abatement Corp. ("KAC"), were named defendants in an administrative complaint filed by the United States Department of Labor ("DOL"), Office of Administrative Law Judges, during September 1994. The plaintiff alleged that the Company and KAC violated certain contractual obligations with regards to Equal Employment Opportunity ("EEO") regulations and sought a 180-day debarment against the Company and its subsidiaries from bidding on all federal and federally assisted contracts. In addition, the DOL sought the cancellation of the Company's present federal and federally assisted contracts.

         In December 1994, the Company and KAC agreed to an out-of-court settlement from the alleged EEO violations. The terms of the settlement agreement included no cancellation of present federal and federally assisted contracts. The Company agreed not to bid on government contracts for demolition and asbestos abatement work for a period of 180 days, with the exception of Kimmins Contracting Corp., which will continue to contract within the state of Florida. In addition, KAC and KISC were debarred from entering into any contracts with the United States government for a minimum of 180 days. Another subsidiary, ThermoCor Kimmins, Inc. ("TCI"), was debarred from entering into any contracts with the United States government involving demolition and asbestos abatement work; however, TCI was able to continue to bid on contracts for hazardous waste remediation. In addition, KAC, KISC, and TCI agreed to comply with certain remedial actions which include proper notice of future employment positions and the hiring of an EEO director. Management is of the opinion that the 180 day debarment period will not have a material adverse effect on the consolidated financial position of the Company.

         The Company is involved in various legal actions and claims arising in the ordinary course of its business. After taking into consideration legal counsel's evaluation of such actions and claims, management is of the opinion that their outcome will not have a material adverse effect on the consolidated financial position of the Company.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.      FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

         During the fourth quarter of 1993, TransCor refined its estimate of bad debt expense, with the Company's share of the expense being $442,000.

18.      BUSINESS SEGMENTS AND MAJOR CUSTOMERS

         The Company conducts business in two segments: specialty contracting services and solid waste management services. The specialty contracting services segment provides comprehensive services including infrastructure development, underground utility construction, roadwork, dismantling, asbestos abatement, mobile incineration, excavation, removal and disposal of contaminated soil. The solid waste management services segment offers storage, collection, transfer, transportation, resource recovery and disposal of non-hazardous waste and demolition services.

         For the years ended December 31, 1992, 1993 and 1994, the Company's specialty contracting services segment earned gross revenue of approximately $9,220,000, $5,325,000, and $5,887,000, respectively, on contracts with the
United States Government.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.      BUSINESS SEGMENTS AND MAJOR CUSTOMERS (CONTINUED)

         A summary of information about the Company's segments for the years ended December 31, 1992, 1993 and 1994 is as follows (in thousands):


                ==============================================================================================
                                                          Specialty             Solid Waste
                               1992                 Contracting Services    Management Services         Total
                ----------------------------------------------------------------------------------------------
                Gross revenue:
                 Unaffiliated customers                   $69,801                $17,637               $87,438
                 Affiliated customers                           4                      -                     4
                                                          -------                -------               -------
                   Total gross revenue                    $69,805                $17,637               $87,442
                                                          =======                =======               =======

                Operating income                          $   387                $ 1,395               $ 1,782
                Litigation settlement                        (379)                     -                  (379)
                Interest income                               769                      -                   769
                Interest expense                            1,188                    886                 2,074
                                                          -------                -------               -------
                Income (loss) before income taxes         $  (411)               $   509               $    98
                                                          =======                =======               =======

                Identifiable assets                       $46,780                $21,601               $68,381
                                                          =======                =======               =======

                Depreciation and amortization             $ 2,693                $ 1,346               $ 4,039
                                                          =======                =======               =======

                Capital expenditures                      $ 2,488                $   429               $ 2,917
                                                          =======                =======               =======
                ----------------------------------------------------------------------------------------------

                                                          Specialty             Solid Waste
                               1993                 Contracting Services    Management Services         Total
                ----------------------------------------------------------------------------------------------
                Gross revenue:
                  Unaffiliated customers                  $58,679                $24,909               $83,588
                  Affiliated customers                         21                      -                    21
                                                          -------                -------               -------
                     Total gross revenue                  $58,700                $24,909               $83,609
                                                          =======                =======               =======
                Operating income                          $   414                  3,252               $ 3,666
                Interest income                               848                      -                   848
                Interest expense                            1,096                    814                 1,910
                Non-operating gain                            879                      -                   879
                Minority interest                               -                   (287)                 (287)
                                                          -------                -------               -------
                Income (loss) before income taxes         $ 1,045                $ 2,151               $ 3,196
                                                          =======                =======               =======

                Identifiable assets                       $38,737                $31,455               $70,192
                                                          =======                =======               =======

                Depreciation and amortization             $ 2,242                $ 1,439               $ 3,681
                                                          =======                =======               =======

                Capital expenditures                      $ 1,045                $ 3,529               $ 4,574
                                                          =======                =======               =======
                ----------------------------------------------------------------------------------------------

                                                          Specialty             Solid Waste
                               1994                 Contracting Services    Management Services         Total
                ----------------------------------------------------------------------------------------------
                Gross revenue:
                  Unaffiliated customers                  $67,748                $29,007               $96,755
                  Affiliated customers                          -                      -                     -
                                                          -------                -------               -------
                     Total gross revenue                  $67,748                $29,007               $96,755
                                                          =======                =======               =======
                Operating income                          $ 1,853                $   817               $ 2,670
                Interest income                             1,060                      -                 1,060
                Interest expense                            1,590                    547                 2,137
                Minority interest                               -                    (61)                  (61)
                                                          -------                -------               -------
                Income (loss) before income taxes         $ 1,323                $   210               $ 1,533
                                                          =======                =======               =======

                Identifiable assets                       $42,448                $30,241               $72,689
                                                          =======                =======               =======

                Depreciation and amortization             $ 2,024                $ 1,866               $ 3,890
                                                          =======                =======               =======

                Capital Expenditures                      $ 3,365                $ 2,439               $ 5,804
                                                          =======                =======               =======
                ==============================================================================================

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                         Additions
                                                                          Charged          Deductions
                                                      Balance at          to Costs            from
                                                     Beginning of           and            Allowances         Balance at
                        Description                    Period             Expenses             (A)           End of Period
           -------------------------------------     ------------        ---------        ------------       -------------
           Allowance for doubtful accounts:

            Year ended December 31, 1992              $506,233           $360,241         $  (221,567)         $644,907

            Year ended December 31, 1993              $644,907           $961,325         $(1,168,216)         $438,016

            Year ended December 31, 1994              $438,016           $495,375         $  (270,394)         $662,997



(A)  Balance represents the write-off of uncollectible accounts.

                 The following documents are filed as exhibits to this Annual Report on Form 10-K:

                 Exhibit No.                Description
                 -----------                -----------

                 3 (a) **    --   Restated Certificate of Incorporation of
                                  Registrant, as amended.
                 3 (b) *     --   By-laws of Registrant
                 10.1        --   Mortgage to SouthTrust Bank on principal
                                  executive office building.
                 21          --   Subsidiaries of the Registrant.
                 23          --   Consent of Ernst & Young
                 27          --   Financial Data Schedule (for SEC use only)
                 28.1 ***    --   Stock Option Plan
______________

   * Previously filed as part of Registrant's Registration Statement on Form S-1, File No. 33-12677, and incorporated herein by reference thereto.
   ** Previously filed as part of Registrant's Registration Statement on Form S-1, File No. 33-18787, and incorporated herein by reference thereto.
   ***           Previously filed as part of Registrant's Form S-8, File No.
                 33-29612, and incorporated herein by reference thereto.