Form 10-Q
period 1995-03-31
KIMMINS ENVIRONMENTAL SERVICE CORP
filed 1995-05-11
CIK 811562

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ----------------------------

                                   Form 10-Q

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995

                                      or

/ /    Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from          to
                                                           ---------  --------
                         Commission File No.:  0-16372


                     KIMMINS ENVIRONMENTAL SERVICE CORP.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                  59-2763096
- - -----------------------------------------   ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)

   1501 Second Avenue - Tampa, Florida                      33605
 ----------------------------------------   ------------------------------------
 (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:   (813) 248-3878
                                                   -----------------------------

                                     None
- - --------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             YES (  )       NO (  )
                             ---            --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock outstanding on May 10, 1995, was 13,328,992 shares.
The number of shares of Class B Common Stock outstanding on May 10, 1995, was 6,874,706 shares.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                                   FORM 10-Q

                                     INDEX




                                                                                                               Page
                                                                                                             --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated balance sheets at
                  December 31, 1994 and March 31,
                  1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1 - 2

                  Consolidated statements of operations
                  for the three months ended March 31,
                  1994 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3

                  Consolidated statements of cash
                  flows for the three months ended
                  March 31, 1994 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .           4

                  Notes to consolidated financial
                  statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5 - 6

         Item 2.  Management's discussion and analysis of
                  financial condition and results of
                  operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7 - 8


PART II. OTHER INFORMATION

         Item 1.  Legal proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9

         Item 2.  Changes in securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9

         Item 3.  Defaults upon senior securities . . . . . . . . . . . . . . . . . . . . . . . . . . .           9

         Item 4.  Submission of matters to a vote of security holders . . . . . . . . . . . . . . . . .           9

         Item 5.  Other information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9

         Item 6.  Exhibits and reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .           9

                  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10


                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                          CONSOLIDATED BALANCE SHEETS


                                                                          December 31,       March 31,
                                                                             1994              1995
                                                                       ---------------   ----------------
      ASSETS                                                                                (unaudited)
      ------
      Current assets:
          Cash                                                         $      479,106    $       788,023
          Accounts receivable:
             Contract and trade                                            22,081,973         21,159,168
             Other receivables - affiliates                                 1,464,369          1,474,049
          Notes receivable - affiliate                                         54,167             56,667
          Costs and estimated earnings in excess of billings on
             uncompleted contracts                                         10,166,227         10,725,435
          Income tax refund receivable                                        679,538            105,022
          Other current assets                                              1,274,469          1,481,085
                                                                       --------------    ---------------

             Total current assets                                          36,199,849         35,789,449
                                                                       --------------    ---------------

      Property and equipment, net                                          26,815,429         28,439,188
      Intangible assets                                                         -                851,445
      Accounts receivable - affiliates                                      1,349,058          1,407,341
      Note receivable - affiliate                                           3,533,696          3,531,196
      Term note from affiliate (including accrued interest of
          $51,983 and $161,968 as of December 31, 1994, and March
          31, 1995, respectively)                                           4,343,032          4,453,017
      Other assets                                                            447,716            637,922
                                                                       --------------    ---------------

                                                                       $   72,688,780    $    75,109,558
                                                                       ==============    ===============





                            See accompanying notes.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                          CONSOLIDATED BALANCE SHEETS


                                                                   December 31,      March 31,
                                                                      1994             1995
                                                                   -----------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                (unaudited)
- - ------------------------------------
Current liabilities:
    Accounts payable - trade                                       $  13,303,408   $  12,735,135
    Deferred income taxes                                                 73,708          73,708
    Accrued expenses                                                   3,473,775       3,296,296
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                            1,375,548         963,695
    Current portion of long-term debt                                  6,168,006       6,222,245
    Current portion of Employee Stock Ownership Plan
      Trust debt                                                         600,000         600,000
                                                                   -------------   -------------

      Total current liabilities                                       24,994,445      23,891,079
                                                                   -------------   -------------
Long-term debt                                                        14,632,115      17,392,410

Employee Stock Ownership Plan Trust debt                               2,400,000       2,250,000
Deferred income taxes                                                  2,914,597       2,914,597
Minority interest in subsidiary                                        3,233,421       3,334,778
Stockholders' equity:
    Preferred stock, $.001 par value; 1,000,000 shares
      authorized, none issued and outstanding                               -               -
    Common stock, $.001 par value; 32,500,000 shares
      authorized; 13,328,992 shares issued and outstanding                13,329          13,329
    Class B common stock, $.001 par value; 10,000,000
      shares authorized; 6,874,706 shares issued and
      outstanding                                                          6,875           6,875
    Capital in excess of par value                                    18,696,909      18,696,909
    Retained earnings                                                  8,569,023       9,232,067
    Unearned employee compensation from Employee
      Stock Ownership Plan Trust                                      (2,771,934)     (2,622,486)
                                                                   -------------   -------------

      Total stockholders' equity                                      24,514,202      25,326,694
                                                                   -------------   -------------

                                                                   $  72,688,780   $  75,109,558
                                                                   =============   =============





                            See accompanying notes.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three Months Ended March 31,
                                                                 ---------------------------------
                                                                       1994              1995
                                                                 ---------------   ---------------
                                                                   (unaudited)      (unaudited)
Revenue:
    Gross revenue                                                $   20,809,785    $    25,749,750
    Outside services, at cost                                        (1,972,863)        (4,705,106)
                                                                 --------------    ---------------

    Net revenue                                                      18,836,922         21,044,644

Costs and expenses:
    Cost of revenue earned                                           16,283,216         16,709,388
    Selling, general and administrative expenses                      1,798,612          2,720,542
                                                                 --------------    ---------------

Operating income                                                        755,094          1,614,714

Minority interest in net (income) loss of subsidiary                      5,390           (101,357)
Interest expense, net                                                  (151,077)          (343,536)
                                                                 --------------    ---------------
Income before provision for income taxes                                609,407          1,169,821

Provision for income taxes                                              232,581            506,777
                                                                 --------------    ---------------
Net income                                                       $      376,826    $       663,044
                                                                 ==============    ===============


Income per share                                                 $          .03    $           .05
                                                                 ==============    ===============
Weighted average number of shares outstanding used in
    computation                                                      13,328,992         13,328,992
                                                                 ==============    ===============





                            See accompanying notes.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH

                                                                    Three months ended March 31,
                                                                 ---------------------------------
                                                                       1994              1995
                                                                 ---------------   ---------------
                                                                   (unaudited)       (unaudited)
Cash flows from operating activities:
    Net income                                                   $      376,826    $       663,044
    Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
          Depreciation and amortization                                 964,993            898,292
          Minority interest in net (income) loss of
            subsidiary                                                   (5,390)           101,357
          (Gain) loss on disposal of property and
            equipment                                                    65,730            (70,924)
          Accrued interest on term note                                (111,084)          (109,985)
          Unearned employee compensation from
            Employee Stock Ownership Plan Trust                         137,563            149,448
          Changes in operating assets and liabilities:
            Accounts receivable                                         116,815            854,842
            Costs and estimated earnings in excess of
               billings on uncompleted contracts                       (472,415)          (559,208)
            Income tax refund receivable                                 61,543            574,516
            Other assets                                               (340,708)          (396,822)
            Accounts payable                                         (1,821,004)          (568,273)
            Accrued expenses                                           (117,868)          (177,479)
            Billings in excess of costs and estimated
               earnings on uncompleted contracts                        394,391           (411,853)
                                                                 --------------    ---------------
               Total adjustments                                     (1,127,434)           283,911
                                                                 --------------    ---------------

Net cash provided (used) by operating activities                       (750,608)           946,955
                                                                 --------------    ---------------

Cash flows from investing activities:
    Capital expenditures                                               (470,982)        (3,520,572)
    Proceeds from sale of property and equipment                        377,403            218,000
                                                                 --------------    ---------------

Net cash used by investing activities                                   (93,579)        (3,302,572)
                                                                 --------------    ---------------

Cash flows from financing activities:
    Proceeds from long-term debt                                        596,298          3,933,597
    Repayments of long-term debt                                     (1,415,090)        (1,119,063)
    Repayments of Employee Stock Ownership Plan
       Trust debt                                                      (150,000)          (150,000)
                                                                 --------------    ---------------

Net cash provided (used) by financing activities                       (968,792)         2,664,534
                                                                 --------------    ---------------

Net increase (decrease) in cash                                      (1,812,979)           308,917
Cash, beginning of period                                             2,530,428            479,106
                                                                 --------------    ---------------
Cash, end of period                                              $      717,449    $       788,023
                                                                 ==============    ===============





                            See accompanying notes.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of presentation - These financial statements of Kimmins Environmental Service Corp. (the "Company") omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the financial information for the interim periods reported have been made.

         Intangible assets - Intangible assets consist principally of the excess of costs over fair market value of the net assets of the acquired solid waste management business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years.

2.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                          December 31,   March 31,
                                                                             1994          1995
                                                                          ------------  -----------
                                                                                        (unaudited)
         Expenditures on uncompleted contracts                            $92,911,600   $76,762,115
         Estimated earnings on uncompleted contracts                       17,028,013    17,490,647
                                                                          -----------   -----------
                                                                          109,939,613    94,252,762
         Less actual and allowable billings on uncompleted
             contracts                                                    101,148,934    84,491,022
                                                                          -----------   -----------
                                                                          $ 8,790,679   $ 9,761,740
                                                                          ===========   ===========
         Costs and estimated earnings in excess of billings
             on uncompleted contracts                                     $10,166,227   $10,725,435
         Billings in excess of costs and estimated earnings
             on uncompleted contracts                                      (1,375,548)     (963,695)
                                                                          -----------   -----------
                                                                          $ 8,790,679   $ 9,761,740
                                                                          ===========   ===========

3.       PROPERTY AND EQUIPMENT, NET


                                                                         December 31,     March 31,
                                                                            1994            1995
                                                                         ------------   ------------
                                                                                        (unaudited)
         Land                                                            $  4,699,480   $  4,699,480
         Buildings and improvements                                         6,275,216      6,294,527
         Construction and recycling equipment                              31,170,987     32,677,317
         Furniture and fixtures                                             1,258,249      1,318,864
         Construction in progress                                             486,128        924,587
                                                                         ------------   ------------
                                                                           43,890,060     45,914,775
                                                                          (17,074,631)   (17,475,587)
                                                                         ------------   ------------
         Less accumulated depreciation                                   $ 26,815,429   $ 28,439,188
                                                                         ============   ============

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       PROPERTY AND EQUIPMENT, NET (CONTINUED)

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to thirty years. Construction in progress will be depreciated over the estimated useful lives when placed into service.

4.       LONG-TERM DEBT

                                                                        December 31,        March 31,
                                                                            1994              1995
                                                                      ----------------  -----------------
                                                                                           (unaudited)
         Notes payable, principal and interest payable in
             monthly installments through October 1, 1999, interest
             at varying rates up to 13 percent, collateralized by
             equipment                                                $    10,220,373   $     12,294,792

         Revolving term bank line of credit, $1,290,000
             maximum due August 31, 1996, interest at prime plus 1
             3/4 percent                                                        -              1,290,000

         Bank note payable, varying principal and interest
             payments through August 1, 1996, interest at prime
             plus 1 3/4 percent, collateralized by equipment                5,500,000          5,000,000

         Mortgage notes, principal and interest payable in
             monthly installments through January 1, 1999, interest
             at prime plus 1 1/2 percent to prime plus 1 3/4
             percent, collateralized by land and buildings                  3,679,748          3,629,863

         Mortgage notes - $500,000 with related parties
             interest payable in quarterly installments at 10
             percent, plus a performance based return not to exceed
             6 percent, principal due January 9, 1997, collateral-
             ized by land and buildings                                     1,400,000          1,400,000
                                                                      ---------------   ----------------

                                                                           20,800,121         23,614,655
         Less current portion                                               6,168,006          6,222,245
                                                                      ---------------   ----------------
                                                                      $    14,632,115   $     17,392,410
                                                                      ===============   ================

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995 AND 1994

         Net revenue for the three months ended March 31, 1995 increased by 12 percent to $21,045,000 from $18,837,000 for the three months ended March 31, 1994. The increase is due primarily to the growth of the Company's utility contracting services ($4,343,000 increase in net revenue) and to the continued growth of the Company's solid waste management segment as it expands its operations in the Florida market ($2,143,000 increase in net revenue). This increase offsets certain decreases in the Company's industrial demolition services ($3,696,000 decrease in net revenue) and asbestos abatement services ($859,000 decrease in net revenue).

         Outside services, which largely represent subcontractor costs, increased, as a percentage of net revenue, to 22 percent for the first quarter of 1995 from 10 percent for the same period in 1994. The Company will utilize the services of a subcontractor when it determines that an economic opportunity exists with regards to providing the services internally.

         Cost of revenue earned, as a percentage of net revenue, for the first quarter of 1995 decreased to 79 percent from 86 percent for the same period in 1994. As a result, the gross margin percentage increased to 21 percent of net revenue for the first quarter of 1995 from 14 percent for the same period in 1994. The gross profit for the first quarter of 1995 was $4,335,000 compared to $2,554,000 for the first quarter of 1994. The increase in the dollar amount and percentage of gross margin is associated primarily with the Company's solid waste management subsidiary.

         During the three months ended March 31, 1995, selling, general and administrative expenses increased to $2,721,000 (13 percent of net revenue) from $1,799,000 (10 percent of net revenue) for the three months ended March 31, 1994. The dollar increase is primarily a result of increased overhead costs associated with higher net revenue.

         Minority interest in net income (loss) of subsidiary was $101,000 for the three months ended March 31, 1995, compared to ($5,000) during the same period in 1994. The minority interest in net income (loss) of the subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The increase in TransCor's earnings between years is attributable to the higher profit margins earned on certain solid waste management services.

         Net interest expense increased to $344,000 from $151,000 primarily due to the increase in the amount of interest-bearing debt.

         As a result of the foregoing, income before provision for income taxes for the three months ended March 31, 1995, was $1,170,000 (6 percent of net revenue) compared to $609,000 (3 percent of net revenue) during the same period in 1994.

         The Company's effective tax rate was 43.3 percent for the three months ended March 31, 1995, compared to a tax rate of 38.2 percent for 1994. The increase in the effective tax rate was due primarily to higher state income taxes and additional taxes on the income of TransCor.

         As a result of the foregoing, net income for the three months ended March 31, 1995, was $663,000 (3 percent of net revenue) as compared with net income of $377,000 (2 percent of net revenue) for the same period during 1994.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

         Cash provided (used) by operating activities was $947,000 and ($751,000) during the three months ended March 31, 1995 and 1994, respectively. For the first three months of 1995, the cash provided by operating activities of $947,000 is due primarily to cash provided by net income, plus the effect of depreciation, net of changes in certain operating assets and liabilities (primarily accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts). For the first three months of 1994, the cash used by operating activities of $751,000 is due primarily to cash provided by net income, plus the effect of depreciation, net of changes in certain operating assets and liabilities (primarily costs and estimated earnings in excess of billings on uncompleted contracts and accounts payable). The Company had cash requirements related to capital expenditures during the three months ended March 31, 1995 and 1994 of $3,521,000 and $471,000, respectively. These expenditures were primarily related to the acquisition of equipment associated with the Company's solid waste transfer stations. At March 31, 1995, the Company had borrowed the entire $1,290,000 of its term bank line of credit.

         During the three months ended March 31, 1995 and 1994, the Company's average contract and trade receivables less retainage were outstanding for 63 and 71 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payables.

         On June 30, 1993, Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partner- ships (collectively, the "Apartments"), the Company, Citicorp Real Estate, Inc. ("Citicorp"), and Francis M. Williams entered into a settlement and note renewal agreement whereby the Apartments' Chapter 11 bankruptcy filings were voluntarily dismissed. In accordance with the terms of the settlement agreement, $3,638,696 of the accounts receivable - affiliates balance recorded by the Company was converted into a note receivable. The note receivable bears interest at prime plus 1 3/8 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Citicorp also renewed their mortgage notes with the Apartments through December 31, 1998. Management of the Company believes that this note receivable balance is fully collectible since an independent appraisal showed the appraised value of the properties exceeded all recorded liabilities and all monthly obligations of the Apartments, including debt, are being met. The Company will also receive reimbursement for substantially all legal fees and costs incurred related to this matter.

         At December 31, 1994, and March 31, 1995, $4,937,000, and $4,995,000,
respectively, of the combined accounts receivable - affiliates and note receivable - affiliates are due from affiliates of the Company's president. Amounts due from the Apartments discussed above at December 31, 1994, and March 31, 1995, are approximately $3,588,000 and $3,588,000, respectively. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

         The Company's current bonding coverage for non-environmental projects is $30,000,000 for an individual project ($100,000,000 aggregate). The Company has been able to obtain bonding coverage in amounts up to $8,500,000 for environmental projects. However, the Company has experienced difficulties in obtaining bonding coverage for environmental projects in excess of this amount. Although each project has its own distinct and separate bond requirements, the Company may be unable to competitively bid on environmental projects which require a bond in excess of $8,500,000.

         Inflation has not had, and is not expected to have, a material effect upon the Company's operations.

                          PART II - OTHER INFORMATION





Item 1.  Legal proceedings

         None

Item 2.  Changes in securities

         None

Item 3.  Defaults upon senior securities

         None

Item 4.  Submission of matters to a vote of security holders

         None

Item 5.  Other information

         None

Item 6.  Exhibits and reports on Form 8-K

         (a) The following document is filed as an exhibit to this Quarterly Report on Form 10-Q:

                  27 - Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       KIMMINS ENVIRONMENTAL SERVICE CORP.




Date:    May 10, 1995           By:    /s/ Francis M. Williams
       ----------------                -----------------------------------
                                       Francis M. Williams
                                       President and Chief Executive Officer



Date:    May 10, 1995           By:    /s/ Norman S. Dominiak
       ----------------                -----------------------------------
                                       Norman S. Dominiak
                                       Chief Financial Officer;
                                       Chief Accounting Officer