Form 10-Q
period 1995-06-30
KIMMINS ENVIRONMENTAL SERVICE CORP
filed 1995-08-09
CIK 811562

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                  FORM 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995

                                      or

 [ ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from          to
                                                           --------    --------

                        Commission File No.:  0-16372

                     KIMMINS ENVIRONMENTAL SERVICE CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                     59-2763096
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
    incorporation or organization)

1501 Second Avenue - Tampa, Florida                          33605
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:      (813) 248-3878
                                                   ----------------------------

                                     None
--------------------------------------------------------------------------------
             Former name, former address, and former fiscal year,
                         if changed since last report

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

                            YES (  )       NO (  )
                            ---            --

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock outstanding on August 8, 1995, was 13,328,992 shares. The number of shares of Class B Common Stock outstanding on August 8, 1995, was 6,874,706 shares.

                     KIMMINS ENVIRONMENTAL SERVICE CORP.

                                  FORM 10-Q

                                    INDEX




                                                                                                                    PAGE
PART I.          FINANCIAL INFORMATION

                 Item 1.  Consolidated balance sheets at December 31, 1994
                          and June 30, 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1 - 2

                          Consolidated statements of operations for the three and
                          six months ended June 30, 1994 and 1995 (unaudited) . . . . . . . . . . . . . . . . . .   3 - 4

                          Consolidated statements of cash flows for the six months
                          ended June 30, 1994 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .       5

                          Notes to consolidated financial statements  . . . . . . . . . . . . . . . . . . . . . .   6 - 7

                 Item 2.  Management's discussion and analysis of financial condition and results of operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8 - 10


PART II.         OTHER INFORMATION

                 Item 1.  Legal proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

                 Item 2.  Changes in securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

                 Item 3.  Defaults upon senior securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

                 Item 4.  Submission of matters to a vote of security holders . . . . . . . . . . . . . . . . . .      11

                 Item 5.  Other information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

                 Item 6.  Exhibits and reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

                          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

                 SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                          CONSOLIDATED BALANCE SHEETS


                                                                               December 31,        June 30,
                                                                                   1994              1995
                                                                             ---------------   ----------------
           ASSETS                                                                                (unaudited)
           ------
           Current assets:
               Cash                                                            $   479,106        $   433,839
               Accounts receivable:
                  Contract and trade                                            22,081,973         21,832,993
                  Other receivables - affiliates                                 1,464,369          1,677,372
               Note  receivable - affiliate                                         54,167             56,667
               Costs and estimated earnings in excess of billings on
                  uncompleted contracts                                         10,166,227         10,405,682
               Income tax refund receivable                                        679,538            178,207
               Other current assets                                              1,274,469          2,208,082
                                                                               -----------        -----------
                  Total current assets                                          36,199,849         36,792,842
                                                                               -----------        -----------

           Property and equipment, net                                          26,815,429         28,204,933
           Intangible assets                                                         -                829,725

           Accounts receivable - affiliates                                      1,349,058          1,534,945
           Note receivable - affiliate                                           3,533,696          3,510,362
           Term note from affiliate (including accrued interest of
               $51,983 and $274,176 as of December 31, 1994, and June
               30, 1995, respectively)                                           4,343,032          4,565,225
           Other assets                                                            447,716            677,873
                                                                               -----------        -----------
                                                                               $72,688,780        $76,115,905
                                                                               ===========        ===========





                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                               December 31,        June 30,
                                                                                  1994               1995
                                                                             ---------------   ----------------
           LIABILITIES AND STOCKHOLDERS' EQUITY                                                  (unaudited)
           ------------------------------------
           Current liabilities:
               Accounts payable - trade                                        $13,303,408        $13,743,340
               Deferred income taxes                                                73,708             73,708
               Accrued expenses                                                  3,473,775          3,960,707
               Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                          1,375,548          1,347,635
               Current portion of long-term debt                                 6,168,006          5,510,467
               Current portion of Employee Stock Ownership Plan
                  Trust debt                                                       600,000            600,000
                                                                               -----------        -----------
                  Total current liabilities                                     24,994,445         25,235,857
                                                                               -----------        -----------

           Long-term debt                                                       14,632,115         16,708,235

           Employee Stock Ownership Plan Trust debt                              2,400,000          2,100,000
           Deferred income taxes                                                 2,914,597          2,914,597
           Minority interest in subsidiary                                       3,233,421          3,458,518

           Commitments and contingencies                                             -                  -

           Stockholders' equity:
               Preferred stock, $.001 par value; 1,000,000 shares
                  authorized, none issued and outstanding                            -                  -
               Common stock, $.001 par value; 32,500,000 shares
                  authorized; 13,328,992 shares issued and outstanding              13,329             13,329
               Class B common stock, $.001 par value; 10,000,000
                  shares authorized; 6,874,706 shares issued and
                  outstanding                                                        6,875              6,875
               Capital in excess of par value                                   18,696,909         18,696,909
               Retained earnings                                                 8,569,023          9,455,667
               Unearned employee compensation from Employee
                  Stock Ownership Plan Trust                                    (2,771,934)        (2,474,082)
                                                                               -----------        -----------
                  Total stockholders' equity                                    24,514,202         25,698,698
                                                                               -----------        -----------

                                                                               $72,688,780        $76,115,905
                                                                               ===========        ===========





                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three months ended June 30,
                                                                              ------------------------------

                                                                                  1994              1995
                                                                              -----------        -----------
                                                                              (unaudited)        (unaudited)
           Revenue:
               Gross revenue                                                   $26,801,127        $25,468,296
               Outside services, at cost                                        (3,334,151)        (2,575,507)
                                                                               -----------        -----------

               Net revenue                                                      23,466,976         22,892,789

           Costs and expenses:
               Cost of revenue earned                                           19,479,578         18,856,400
               Selling, general and administrative
                  expenses                                                       2,839,813          3,154,260
                                                                               -----------        -----------
           Operating income                                                      1,147,585            882,129

           Minority interest in net income of subsidiary                           (35,275)          (123,740)
           Interest expense, net                                                  (255,564)          (331,364)
                                                                               -----------        -----------
           Income before provision for income taxes                                856,746            427,025

           Provision for income taxes                                              337,473            203,425
                                                                               -----------        -----------

           Net income                                                          $   519,273        $   223,600
                                                                               ===========        ===========



           Income per share                                                    $       .04        $       .02
                                                                               ===========        ===========

           Weighted average number of shares
               outstanding used in computation                                  13,328,992         13,328,992
                                                                               ===========        ===========





                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Six months ended June 30,
                                                                               ------------------------------

                                                                                  1994               1995
                                                                               -----------        -----------
                                                                               (unaudited)        (unaudited)
           Revenue:
               Gross revenue                                                   $47,610,911        $51,218,046
               Outside services, at cost                                        (5,307,013)        (7,280,613)
                                                                               -----------        -----------

               Net revenue                                                      42,303,898         43,937,433

           Costs and expenses:
               Cost of revenue earned                                           35,203,276         35,565,788
               Selling, general and administrative
                  expenses                                                       5,197,944          5,874,802
                                                                               -----------        -----------
           Operating income                                                      1,902,678          2,496,843

           Minority interest in net income of subsidiary                           (29,885)          (225,097)

           Interest expense, net                                                  (406,642)          (674,900)
                                                                               -----------        -----------
           Income before provision for income taxes                              1,466,151          1,596,846

           Provision for income taxes                                              570,054            710,202
                                                                               -----------        -----------
           Net income                                                          $   896,097        $   886,644
                                                                               ===========        ===========




           Income per share                                                    $       .07        $       .07
                                                                               ===========        ===========

           Weighted average number of shares
               outstanding used in computation                                  13,328,992         13,328,992
                                                                               ===========        ===========





                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH

                                                                                  Six months ended June 30,
                                                                                -----------------------------

                                                                                   1994              1995
                                                                                -----------       -----------
                                                                                (unaudited)       (unaudited)
           Cash flows from operating activities:
               Net income                                                       $   896,097       $   886,644
               Adjustments to reconcile net income to net cash
                 provided by operating activities:
                    Depreciation and amortization                                 1,923,412         1,874,427
                    Gain (loss) on disposal of property and equipment               116,035          (143,814)
                    Accrued interest on term note                                  (206,252)         (222,193)
                    Minority interest in net (income) loss of
                       subsidiary                                                    29,885           225,097
                    Unearned employee compensation from
                       Employee Stock Ownership Plan Trust                          313,969           297,852
                    Changes in operating assets and liabilities:
                       Accounts receivable                                       (3,610,253)         (129,076)
                       Costs and estimated earnings in excess of
                         billings on uncompleted contracts                        1,415,723          (239,455)
                       Income tax refund receivable                                 335,490           501,331
                       Other assets                                                (182,090)       (1,163,770)
                       Accounts payable                                            (754,555)          439,932
                       Accrued expenses                                           1,111,316           486,932
                       Billings in excess of costs and estimated
                         earnings on uncompleted contracts                          580,736           (27,913)
                                                                                -----------       -----------
                         Total adjustments                                        1,073,416         1,899,350
                                                                                -----------       -----------

           Net cash provided by operating activities                              1,969,513         2,785,994
                                                                                -----------       -----------


           Cash flows from investing activities:
               Capital expenditures                                              (3,234,905)       (4,571,202)
               Proceeds from sale of property and equipment                         783,367           621,360
                                                                                -----------       -----------

           Net cash used by investing activities                                 (2,451,538)       (3,949,842)
                                                                                -----------       -----------

           Cash flows from financing activities:
               Proceeds from long-term debt                                       3,585,334         4,509,748
               Repayments of long-term debt                                      (2,767,467)       (3,091,167)
               Repayments of Employee Stock Ownership Plan
                 Trust debt                                                        (300,000)         (300,000)
                                                                                -----------       -----------

           Net cash provided by financing activities                                517,867         1,118,581
                                                                                -----------       -----------

           Net increase (decrease) in cash                                           35,842           (45,267)
           Cash, beginning of period                                              2,530,428           479,106
                                                                                -----------       -----------
           Cash, end of period                                                  $ 2,566,270       $   433,839
                                                                                ===========       ===========





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

         Intangible assets - Intangible assets consist principally of the excess of costs over fair market value of the net assets of the acquired solid waste management business, which are being amortized on a straight-line basis over twenty years, and customer contracts, which are being amortized on a straight-line basis over five years. Accumulated amortization was $22,275 at June 30, 1995 (none during
         1994).

2.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                         December 31,        June 30,
                                                                            1994               1995
                                                                        ------------        -----------
                                                                                            (unaudited)
        Expenditures on uncompleted contracts                           $ 92,911,600        $74,998,580
        Estimated earnings on uncompleted contracts                       17,028,013         13,599,457
                                                                        ------------        -----------
                                                                         109,939,613         88,598,037
        Less actual and allowable billings on uncompleted
          contracts                                                      101,148,934         79,539,990
                                                                        ------------        -----------
                                                                        $  8,790,679        $ 9,058,047
                                                                        ============        ===========
        Costs and estimated earnings in excess of billings
          on uncompleted contracts                                      $ 10,166,227        $10,405,682
        Billings in excess of costs and estimated earnings
          on uncompleted contracts                                        (1,375,548)        (1,347,635)
                                                                        ------------        -----------
                                                                        $  8,790,679        $ 9,058,047
                                                                        ============        ===========

3.      PROPERTY AND EQUIPMENT, NET


                                                                         December 31,        June 30,
                                                                            1994               1995
                                                                        ------------        -----------
                                                                                            (unaudited)
        Land                                                            $  4,699,480       $  4,699,480
        Buildings and improvements                                         6,275,216          6,898,392
        Construction and recycling equipment                              31,170,987         32,233,126
        Furniture and fixtures                                             1,258,249          1,482,727
        Construction in progress                                             486,128            143,010
                                                                         ------------      ------------
                                                                           43,890,060        45,456,735
                                                                          (17,074,631)      (17,251,802)
                                                                         ------------      ------------
        Less accumulated depreciation                                    $ 26,815,429      $ 28,204,933
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

4.       LONG-TERM DEBT

                                                                        December 31,        June 30,
                                                                            1994              1995
                                                                        -----------       -----------
                                                                                          (unaudited)
         Notes payable, principal and interest payable in
             monthly installments through December 1, 1999,
             interest at varying rates up to 13 percent,
             collateralized by equipment                                $10,220,373       $12,280,897

         Revolving term bank line of credit, $1,290,000
             maximum due August 31, 1996, interest at prime plus 1
             3/4 percent                                                       -                 -

         Bank note payable, varying principal and interest
             payments through July 1, 2003, interest at prime plus
             1 3/4 percent, collateralized by equipment                   5,500,000         4,500,000

         Mortgage notes, principal and interest payable in
             monthly installments through January 1, 1999, interest
             at varying rates up to prime plus 1 3/4 percent,
             collateralized by land and buildings                         3,679,748         4,037,805

         Mortgage notes - $500,000 with related parties
             interest payable in quarterly installments at 10
             percent, plus a performance based return not to exceed
             6 percent, principal due January 9, 1997, collateral-
             ized by land and buildings                                   1,400,000         1,400,000
                                                                        -----------       -----------

                                                                         20,800,121        22,218,702
         Less current portion                                             6,168,006         5,510,467
                                                                        -----------       -----------
                                                                        $14,632,115       $16,708,235
                                                                        ===========       ===========

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

            COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 AND 1994

         Net revenue for the three months ended June 30, 1995, decreased by 2 percent to $22,893,000 from $23,467,000 for the three months ended June 30, 1994. The decrease is due primarily to a reduction in the Company's industrial demolition services ($3,485,000 decrease in net revenue) and remediation services ($1,165,000 decrease in net revenue). The overall decrease offsets the growth of the Company's solid waste management segment as it expands its operations in the Florida market ($2,778,000 increase in net revenue) and to growth of the Company's utility contracting services ($1,777,000) increase in net revenue).

         Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 11 percent for the three months ended June 30, 1995, from 14 percent for the three months ended June 30, 1994. The Company will utilize the services of a subcontractor when it determines that an economic opportunity exists with regards to providing the services internally.

         Cost of revenue earned, as a percentage of net revenue, for the three months ended June 30, 1995, decreased to 82 percent from 83 percent for the three months ended June 30, 1994. As a result, the gross margin percentage increased to 18 percent of net revenue for the three months ended June 30, 1995, from 17 percent for the three months ended June 30, 1994. The gross profit for the three months ended June 30, 1995, was $4,036,000 compared to $3,987,000 for the three months ended June 30, 1994. The increase in the dollar amount and percentage of gross margin is associated primarily with the Company's solid waste management subsidiary.

         During the three months ended June 30, 1995, selling, general and administrative expenses increased to $3,154,000 (14 percent of net revenue) from $2,840,000 (12 percent of net revenue) for the three months ended June 30, 1994. The dollar and percentage increases in selling, general, and administrative expenses are primarily a result of increased overhead costs such as office salaries and marketing costs incurred to support future growth.

         Minority interest in net income of subsidiary was $124,000 for the three months ended June 30, 1995, compared to $35,000 for the three months ended June 30, 1994. The minority interest in net income of subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The increase in TransCor's earnings between years is attributable to the higher profit margins earned on certain solid waste management services.

         Net interest expense increased to $331,000 from $256,000 primarily due to the increase in the amount of interest-bearing debt.

         As a result of the foregoing, income before provision for income taxes for the three months ended June 30, 1995, was $427,000 (2 percent of net revenue) compared to $856,000 (4 percent of net revenue) during the same period in 1994.

         The Company's effective tax rate was 47.6 percent for the three months ended June 30, 1995, compared to a tax rate of 39.4 percent for 1994. The increase in the effective tax rate was due primarily to higher state income taxes.

         As a result of the foregoing, net income for the three months ended June 30, 1995, was $224,000 (1 percent of net revenue) as compared with $519,000 (2 percent of net revenue) for the three months ended June 30, 1994.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

             COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 AND 1994


         Net revenue for the six months ended June 30, 1995, increased by 4 percent to $43,937,000 from $42,304,000 for the six months ended June 30, 1994. The increase is due to growth of the Company's utility contracting services ($6,120,000 increase in net revenue) and to the continued growth of the Company's solid waste management segment as it expands its operations in the Florida market ($4,921,000 increase in net revenue). This increase offsets a decrease in the Company's industrial demolition services ($7,181,000 decrease in net revenue).

         Outside services, which largely represent subcontractor costs, increased, as a percentage of net revenue, to 17 percent for the six months ended June 30, 1995, from 13 percent for the six months ended June 30, 1994. The Company will utilize the services of a subcontractor when it determines that an economic opportunity exists with regards to providing the services internally.

         Cost of revenue earned, as a percentage of net revenue, for the six months ended June 30, 1995, decreased to 81 percent from 83 percent for the six months ended June 30, 1994. As a result, the gross margin percentage increased to 19 percent of net revenue for the first half of 1994 from 17 percent for the same period in 1993. The gross profit for the six months ended June 30, 1995, was $8,372,000 compared to $7,101,000 for the six months ended June 30, 1994. The increase in the dollar amount of gross margin is associated with the increased revenue volume from the Company's solid waste management segment.

         During the six months ended June 30, 1995, selling, general, and administrative expenses increased to $5,875,000 (13 percent of net revenue) from $5,198,000 (12 percent of net revenue for the six months ended June 30, 1994. The dollar increase in selling, general, and administrative expenses is primarily attributable to increased overhead costs, such as office salaries and marketing costs that are associated with higher levels of operations.

         Minority interest in net income of subsidiary was $225,000 for the six months ended June 30, 1995 compared to $30,000 for the six months ended June 30, 1994. The minority interest in net income of subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock.

         Net interest expense increased to $674,000 from $407,000 primarily due to additional borrowings under the Company's revolving term bank line associated with working capital requirements from increased operating volume.

         The Company's income before provision for income taxes for the six months ended June 30, 1995, was $1,597,000 (4 percent of net revenue) compared to $1,466,000 (3 percent of net revenue) during the six months ended June 30, 1994.

         The Company's effective tax rate was 44.5 percent for the six months ended June 30, 1995, compared to a tax rate of 38.9 percent for 1994. The increase in the effective tax rate was due primarily to higher state income taxes.

         As a result of the foregoing, net income for the six months ended June 30, 1995, was $887,000 (2 percent of net revenue) as compared with net income for the six months ended June 30, 1994, of $896,000 (2 percent of net revenue).

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES


         Cash provided by operating activities was $2,786,000 and $1,970,000 during the six months ended June 30, 1995 and 1994, respectively. For the first six months of 1995, the cash provided by operating activities of $2,786,000 was due primarily to cash provided by net income plus the effect of depreciation, net of changes in certain operating assets and liabilities (primarily other assets and accrued liabilities). For the first six months of 1994, cash provided by operating activities of $1,970,000 was due primarily to cash provided by net income, plus the effect of depreciation, net of changes in certain operating assets and liabilities (primarily accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and accrued expenses). The Company had cash requirements related to capital expenditures during the six months ended June 30, 1995 and 1994, of $4,571,000 and $3,235,000, respectively. These expenditures were primarily related to the acquisition of equipment associated with the Company's solid waste management segment. At June 30, 1995, the Company has not borrowed any portion of its term bank line of credit, with $1,290,000 available for future borrowings.

         During both the six months ended June 30, 1995 and 1994, the Company's average contract and trade receivables less retainage were outstanding for 67 days. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations are subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payables.

         On June 30, 1993, Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"), the Company, Citicorp Real Estate, Inc. ("Citicorp"), and Francis M. Williams entered into a settlement and note renewal agreement whereby the Apartments' Chapter 11 bankruptcy filings were voluntarily dismissed. In accordance with the terms of the settlement agreement, $3,638,696 of the accounts receivable - affiliates balance recorded by the Company was converted into a note receivable. The note receivable bears interest at prime plus 1 3/8 percent, increasing to prime plus 2 percent at July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Citicorp also renewed their mortgage notes with the Apartments through December 31, 1998. Management of the Company believes that this note receivable balance is fully collectible since an independent appraisal showed the appraised value of the properties exceeded all recorded liabilities and all monthly obligations of the Apartments, including debt, are being met. The Company will also receive reimbursement for substantially all legal fees and costs incurred related to this matter.

         At December 31, 1994, and June 30, 1995, approximately $4,937,000 and $4,958,000, respectively, of the combined accounts receivable - affiliates and the note receivable - affiliate balances are due from affiliates of Mr. Williams. Amounts due from the Apartments discussed above at December 31, 1994, and June 30, 1995, are approximately $3,588,000 and $3,567,000, respectively. The accounts receivable - affiliates relate to contract services performed and are guaranteed by Mr. Williams.

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

         None

Item 3.  Defaults upon senior securities

         None

Item 4.  Submission of matters to a vote of security holders

         On May 24, 1995, the Annual Meeting of Stockholders of Kimmins Environmental Service Corp. was held. Stockholders present in person or by proxy, representing 11,678,063 shares of Common Stock and 6,874,706 shares of Class B Common Stock, voted on the election of the following three directors of the Company to hold office until the next Annual Meeting of Stockholders or until their successors have been duly elected:

         Francis M. Williams
         George A. Chandler
         Michael A. Gold

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





                                      KIMMINS ENVIRONMENTAL SERVICE CORP.




Date:    August 8, 1995               By:  /s/ Francis M. Williams
       -----------------                   -------------------------------------
                                           Francis M. Williams
                                           President and Chief Executive Officer




Date:    August 8, 1995               By:  /s/ Norman S. Dominiak
       -----------------                   -------------------------------------
                                           Norman S. Dominiak
                                           Chief Financial Officer;
                                           Chief Accounting Officer