Form 10-Q
period 1995-09-30
KIMMINS ENVIRONMENTAL SERVICE CORP
filed 1995-11-13
CIK 811562

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                             -------------------

                                  Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

                                     or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
       from                 to
            ---------------    ----------------

                         Commission File No.:  0-16372


                     KIMMINS ENVIRONMENTAL SERVICE CORP.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Delaware                                 59-2763096
---------------------------------------     ----------------------------------
   (State or other jurisdiction of          (IRS Employer Identification Number)
    incorporation or organization)

   1501 Second Avenue - Tampa, Florida                     33605
----------------------------------------    -----------------------------------
  (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:      (813) 248-3878
                                                    ---------------------------

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

                             YES (  )       NO (  )
                             ---            --

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of Common Stock outstanding on November 10, 1995, was 13,342,192 shares.

The number of shares of Class B Common Stock outstanding on November 10, 1995, was 6,874,706 shares.

                     KIMMINS ENVIRONMENTAL SERVICE CORP.

                                  FORM 10-Q

                                    INDEX




                                                                                                                    PAGE
PART I.  FINANCIAL INFORMATION

                 Item 1.  Consolidated balance sheets at
                          December 31, 1994 and September 30,
                          1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1 - 2

                          Consolidated statements of operations
                          for the three and nine months ended September 30,
                          1994 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3 - 4

                          Consolidated statements of cash
                          flows for the nine months ended
                          September 30, 1994 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . 5 - 6

                          Notes to consolidated financial
                          statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7 - 9

                 Item 2.  Management's discussion and analysis of
                          financial condition and results of
                          operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10 - 13


PART II.         OTHER INFORMATION

                 Item 1.  Legal proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                 Item 2.  Changes in securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                 Item 3.  Defaults upon senior securities . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                 Item 4.  Submission of matters to a vote of security holders . . . . . . . . . . . . . . . .  14

                 Item 5.  Other information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                 Item 6.  Exhibits and reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .  14

                          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                          CONSOLIDATED BALANCE SHEETS


           ASSETS
                                                                              December 31,      September 30,
                                                                                  1994              1995
                                                                            ---------------   ----------------
                                                                                                 (unaudited)
           Current assets:
               Cash                                                         $      479,106    $       368,318
               Accounts receivable:
                  Contract and trade                                            22,081,973         24,955,734
                  Other receivables - affiliates
                                                                                 1,464,369          1,518,238
               Note  receivable - affiliate                                         54,167             56,667
               Costs and estimated earnings in excess of billings on
                  uncompleted contracts                                         10,166,227         11,740,633
               Income tax refund receivable                                        679,538            175,543
               Other current assets                                              1,274,469          1,779,802
                                                                            --------------    ---------------
                  Total current assets                                          36,199,849         40,594,935
                                                                            --------------    ---------------

           Property and equipment, net                                          26,815,429         32,165,399
           Intangible assets                                                         -                807,450

           Accounts receivable - affiliates                                      1,349,058          1,663,113
           Note receivable - affiliate                                           3,533,696          3,492,029
           Term note from affiliate (including accrued interest of
               $51,983 and $389,212 as of December 31, 1994, and
               September 30, 1995, respectively)                                 4,343,032          4,680,261
           Other assets
                                                                                   447,716            716,851
                                                                            --------------    ---------------
                                                                            $   72,688,780    $    84,120,038
                                                                            ==============    ===============



                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                          CONSOLIDATED BALANCE SHEETS

           LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                              December 31,       September 30,
                                                                                  1994              1995
                                                                            ---------------   ----------------
                                                                                                 (unaudited)
           Current liabilities:
               Accounts payable - trade                                     $   13,303,408    $    16,078,297
               Deferred income taxes                                                73,708             73,708
               Accrued expenses                                                  3,473,775          6,531,175
               Billings in excess of costs and estimated earnings on
                  uncompleted contracts                                          1,375,548          1,128,499
               Current portion of long-term debt                                 6,168,006          6,688,018
               Current portion of Employee Stock Ownership Plan
                  Trust debt                                                       600,000            600,000
                                                                            --------------    ---------------
                  Total current liabilities                                     24,994,445         31,099,697
                                                                            --------------    ---------------

           Long-term debt                                                       14,632,115         18,194,598

           Employee Stock Ownership Plan Trust debt                              2,400,000          1,950,000
           Deferred income taxes                                                 2,914,597          2,914,597
           Minority interest in subsidiary                                       3,233,421          3,535,647
           Commitments and contingencies                                             -                  -

           Stockholders' equity:
               Preferred stock, $.001 par value; 1,000,000 shares
                  authorized, none issued and outstanding                            -                  -
               Common stock, $.001 par value; 32,500,000 shares
                  authorized; shares issued and outstanding 13,328,992
                  in 1994 and 13,342,192 in 1995                                    13,329             13,342
               Class B common stock, $.001 par value; 10,000,000
                  shares authorized; 6,874,706 shares issued and
                  outstanding                                                        6,875              6,875
               Capital in excess of par value                                   18,696,909         18,716,695
               Retained earnings                                                 8,569,023         10,018,045
               Unearned employee compensation from Employee
                  Stock Ownership Plan Trust                                    (2,771,934)        (2,329,458)
                                                                            --------------    ---------------

                  Total stockholders' equity                                    24,514,202         26,425,499
                                                                            --------------    ---------------

                                                                            $   72,688,780    $    84,120,038
                                                                            ==============    ===============



                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Three months ended September 30,
                                                                            ----------------------------------
                                                                                  1994              1995
                                                                            ---------------   ----------------
                                                                              (unaudited)        (unaudited)
           Revenue:
               Gross revenue                                                $   24,677,660    $    29,808,309
               Outside services, at cost                                        (2,655,363)        (4,636,905)
                                                                            --------------    ---------------

               Net revenue                                                      22,022,297         25,171,404

           Costs and expenses:
               Cost of revenue earned                                           18,629,870         19,993,099
               Selling, general and administrative
                  expenses                                                       2,526,169          3,781,501
                                                                            --------------    ---------------
           Operating income                                                        866,258          1,396,804

           Minority interest in net income of subsidiary                             3,815             77,129
           Interest expense, net                                                   295,079            345,554
                                                                            --------------    ---------------
           Income from before provision for income taxes                           567,364            974,121

           Provision for income taxes                                              220,877            411,743
                                                                            --------------    ---------------

           Net income                                                       $      346,487    $       562,378
                                                                            ==============    ===============


           Income per share                                                 $          .03    $           .04
                                                                            ==============    ===============

           Weighted average number of shares
               outstanding used in computation                                  13,328,992         13,335,879
                                                                            ==============    ===============





                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Nine months ended September 30,
                                                                         -------------------------------------
                                                                               1994                1995
                                                                         ----------------   ------------------
                                                                            (unaudited)          (unaudited)
           Revenue:
               Gross revenue                                             $    72,288,571    $      81,026,355
               Outside services, at cost                                      (7,962,376)         (11,917,518)
                                                                         ---------------    -----------------

               Net revenue                                                    64,326,195           69,108,837

           Costs and expenses:
               Cost of revenue earned                                         53,833,146           55,558,887
               Selling, general and administrative
                 expenses                                                      7,724,113            9,656,303
                                                                         ---------------    -----------------

           Operating income                                                    2,768,936            3,893,647

           Minority interest in net income of subsidiary                          33,700              302,226
           Interest expense, net                                                 701,721            1,020,454
                                                                         ---------------    -----------------

           Income before provision for income taxes                            2,033,515            2,570,967

           Provision for income taxes                                            790,931            1,121,945
                                                                         ---------------    -----------------

           Net income                                                    $     1,242,584    $       1,449,022
                                                                         ===============    =================


           Income per share                                              $           .09    $             .11
                                                                         ===============    =================

           Weighted average number of shares
               outstanding used in computation                                13,328,992           13,331,313
                                                                         ===============    =================



                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                DECREASE IN CASH



                                                                             Nine months ended September 30,
                                                                            ----------------------------------
                                                                                  1994              1995
                                                                            ---------------   ----------------
                                                                              (unaudited)        (unaudited)
           Cash flows from operating activities:
               Net income                                                   $    1,242,584    $     1,449,022
               Adjustments to reconcile net income to net cash
                  provided by operating activities:
                    Depreciation and amortization                                2,906,557          2,877,373
                    (Gain) loss on disposal of property and
                       equipment                                                    53,708           (243,213)
                    Accrued interest on term note                                 (132,988)          (337,229)
                    Minority interest in subsidiary                                 33,700            302,226
                    Unearned employee compensation from
                       Employee Stock Ownership Plan Trust                         464,462            442,476
                    Changes in operating assets and liabilities:
                       Accounts receivable                                      (4,498,077)        (3,202,518)
                       Costs and estimated earnings in excess of
                          billings on uncompleted contracts                        557,958         (1,574,406)
                       Income tax refund receivable                                546,861            503,995
                       Other assets                                                (71,314)          (774,468)
                       Accounts payable                                         (1,462,907)         2,774,889
                       Accrued expenses                                            693,769          3,057,400
                       Billings in excess of costs and estimated
                          earnings on uncompleted contracts                        327,412           (247,049)
                                                                            --------------    ---------------

                          Total adjustments                                       (580,859)         3,579,476
                                                                            --------------    ---------------


           Net cash provided by operating activities                               661,725          5,028,498
                                                                            --------------    ---------------




                            SEE ACCOMPANYING NOTES.

                      KIMMINS ENVIRONMENTAL SERVICE CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                DECREASE IN CASH
                                  (CONTINUED)


                                                                             Nine months ended September 30,
                                                                            ----------------------------------
                                                                                  1994              1995
                                                                            ---------------   ----------------
                                                                              (unaudited)        (unaudited)
           Cash flows from investing activities:
               Capital expenditures                                             (4,272,706)        (9,561,478)
               Proceeds from sale of property and equipment                        935,137            769,898
                                                                            --------------     --------------

           Net cash used by investing activities                                (3,337,569)        (8,791,580)
                                                                            --------------     --------------

           Cash flows from financing activities:
               Proceeds from long-term debt                                     14,517,869         11,919,824
               Repayments of long-term debt                                    (13,283,880)        (7,837,329)
               Repayments of Employee Stock Ownership Plan
                  Trust debt                                                      (450,000)          (450,000)
               Proceeds from stock options                                           -                 19,799
                                                                            --------------     --------------

           Net cash provided by financing activities                               783,989          3,652,294
                                                                            --------------     --------------


           Net decrease in cash                                                 (1,891,855)          (110,788)


           Cash, beginning of period                                             2,530,428            479,106
                                                                            --------------     --------------

           Cash, end of period                                              $      638,573     $      368,318
                                                                            ==============     ==============



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

         Intangible assets - Intangible assets consist principally of the excess of costs over fair market value of the net assets of the acquired solid waste management business, which are being amortized on a straight-line basis over twenty years, and customer contracts, which are being amortized on a straight-line basis over five years. Accumulated amortization was $44,550 at September 30, 1995 (none during 1994).

2.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                     December 31,     September 30,
                                                                        1994              1995
                                                                  ---------------   ----------------
                                                                                       (unaudited)
    Expenditures on uncompleted contracts                           $ 92,911,600    $    73,892,468
    Estimated earnings on uncompleted contracts                       17,028,013         13,710,252
                                                                    ------------    ---------------
                                                                     109,939,613         87,602,720
    Less actual and allowable billings on uncompleted
      contracts                                                      101,148,934         76,990,586
                                                                    ------------    ---------------
                                                                    $  8,790,679    $    10,612,134
                                                                    ============    ===============


    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                      $ 10,166,227    $    11,740,633
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                        (1,375,548)        (1,128,499)
                                                                    ------------    ---------------
                                                                    $  8,790,679    $    10,612,134
                                                                    ============    ===============

3.  PROPERTY AND EQUIPMENT, NET


                                                                      December 31,    September 30,
                                                                          1994            1995
                                                                    --------------  ---------------
                                                                                       (unaudited)
     Land                                                             $ 4,699,480   $   5,099,924
     Buildings and improvements                                         6,275,216       7,014,159
     Construction and recycling equipment                              31,170,987      34,139,563
     Furniture and fixtures                                             1,258,249       1,433,651
     Construction in progress                                             486,128       2,856,309
                                                                      -----------   -------------
                                                                       43,890,060      50,543,606
                                                                      (17,074,631)    (18,378,207)
                                                                      -----------   -------------
     Less accumulated depreciation                                    $26,815,429   $  32,165,399
                                                                      ===========   =============


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

4.       LONG-TERM DEBT


                                                                          December 31,      September 30,
                                                                              1994              1995
                                                                        ----------------  -----------------
                                                                                             (unaudited)
           Notes payable, principal and interest payable in
               monthly installments through October 1, 2000, interest
               at varying rates up to 13 percent, collateralized by
               equipment                                                $    10,220,373   $     15,520,043

           Revolving term bank line of credit, $1,640,000
               ($1,290,000 during 1994) maximum due November 1, 1997,
               interest at prime plus 1 3/4 percent                               -              1,640,000

           Bank note payable, varying principal and interest
               payments through August 1, 1996, interest at prime
               plus 1 3/4 percent, collateralized by equipment                5,500,000          2,000,000

           Mortgage notes, principal and interest payable in
               monthly installments through July 1, 2003, interest at
               varying rates up to prime plus 1 3/4 percent,
               collateralized by land and buildings                           3,679,748          4,322,573

           Mortgage notes - $500,000 with related parties
               interest payable in quarterly installments at 10
               percent, plus a performance based return not to exceed
               6 percent, principal due January 9, 1997, collateral-
               ized by land and buildings                                     1,400,000          1,400,000
                                                                        ---------------   ----------------

                                                                             20,800,121         24,882,616
           Less current portion                                               6,168,006          6,688,018
                                                                        ---------------   ----------------
                                                                        $    14,632,115   $     18,194,598
                                                                        ===============   ================

                     KIMMINS ENVIRONMENTAL SERVICE CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 5.      EMPLOYEE STOCK OWNERSHIP PLAN TRUST DEBT

         In March 1990, the Company's Employee Stock Ownership Plan Trust was funded from a $5,100,000 loan. The loan bears interest at prime plus 2 percent, with varying principal and interest payments through September 1996. The loan is guaranteed by the Company as to payment of principal and interest and, therefore, the unpaid balance of the borrowing is reflected as debt of the Company. An equivalent amount representing unearned employee compensation, less the Company's accrued contribution is recorded as a deduction from stockholders' equity.

         At September 30, 1995, $1,950,000 of the loan is classified as a long-term debt since it is the Company's intent to refinance the debt on a long-term basis. Refinancing under similar terms and maturities is guaranteed by the President of the Company.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


         Net revenue for the three months ended September 30, 1995 increased by 14 percent to $25,171,000 from $22,022,000 for the three months ended September 30, 1994. The increase is due primarily to the continued growth of the Company's solid waste management segment ($3,805,000 increase in net revenue) and to the growth of the Company's utility contracting services ($2,955,000 increase in net revenue). This increase offsets a decrease in the Company's industrial demolition services ($2,729,000 decrease in net revenue).

         Outside services, which largely represent subcontractor costs, increased, as a percentage of net revenue, to 18 percent for the third quarter of 1995 from 12 percent for the same period in 1994. The Company will utilize the services of a subcontractor when it determines that an economic opportunity exists with regards to internally providing the services.

         Cost of revenue earned, as a percentage of net revenue, for the third quarter of 1995 decreased to 79 percent from 85 percent for the same period in 1994. As a result, the gross margin percentage increased to 21 percent of net revenue for the third quarter of 1995 from 15 percent for the same period in 1994. The gross profit for the third quarter of 1995 was $5,178,000 compared to $3,392,000 for the third quarter of 1994. The increase in the dollar amount and percentage of gross margin is associated primarily with the Company's solid waste management subsidiary.

         During the three months ended September 30, 1995, selling, general and administrative expenses increased to $3,782,000 (15 percent of net revenue) from $2,526,000 (11 percent of net revenue) for the three months ended September 30, 1994. The dollar increase in selling, general, and administrative expenses is attributable primarily to increased overhead costs, such as office salaries, and marketing costs that are associated with higher levels of operations. The percentage increase in selling, general and administrative costs primarily is associated with the growth of the Company's solid waste management operations. These services historically have operated with a higher overhead structure than the Company's specialty contracting operations.

         Minority interest in net income of subsidiary was $77,000 for the three months ended September 30, 1995 compared to $4,000 for the three months ended September 30, 1994. The minority interest in net income of subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The increase in TransCor's earnings between years is attributable to the higher profit margins earned on certain solid waste management services.

         Net interest expense for the three months ended September 30, 1995, was $346,000 compared to $295,000 for the three months ended September 30, 1994. The increase in net interest expense corresponds with the increase in the amount of interest-bearing debt outstanding.

         The Company's effective tax rate was 42 percent for the three months ended September 30, 1995, compared to a tax rate of 39 percent for 1994. The increase in the effective tax rate was due primarily to higher state income taxes.

         As a result of the foregoing, net income for the quarter ended September 30, 1995, was $562,000 (2 percent of net revenue) as compared with $346,000 (2 percent of net revenue) for the same period during 1994.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

         Net revenue for the nine months ended September 30, 1995, increased by 7 percent to $69,109,000 from $64,326,000 for the nine months ended September 30, 1994. The increase is due primarily to an increase of approximately $9,075,000 in the Company's utility contracting segment and to an increase of approximately $8,726,000 in the Company's solid waste management segment as it expands its operations in the Florida market. This increase offsets a decrease in the Company's industrial demolition services ($9,910,000 decrease in net revenue) and a decrease in the Company's asbestos abatement services ($1,687,000 decrease in net revenue).

         Outside services, which largely represent subcontractor costs, increased, as a percentage of net revenue, to 17 percent for the first nine months of 1995 from 12 percent for the same period in 1994. The Company will utilize the services of a subcontractor when it determines that an economic opportunity exists with regards to internally providing the services.

         Cost of revenue earned, as a percentage of net revenue, for the first nine months of 1995 decreased to 80 percent from 84 percent for the same period in 1994. As a result, the gross margin percentage increased to 20 percent of net revenue for the first nine months of 1995 from 16 percent for the same period in 1994. The gross profit for the first nine months of 1995 was $13,550,000 compared to $10,493,000 for the first nine months of 1994. The dollar increase in gross margin is associated with the increased revenue volume from the Company's solid waste management segment, which generally generates a higher gross margin return than the Company's other operating segments.

         During the nine months ended September 30, 1995, selling, general, and administrative expenses increased to $9,656,000 (14 percent of net revenue) from $7,724,000 (12 percent of net revenue for the nine months ended September 30, 1994. The dollar increase in selling, general, and administrative expenses is attributable primarily to increased overhead costs, such as office salaries, and marketing costs that are associated with higher levels of operations.
The percentage increase in selling, general and administrative costs primarily is associated with the growth of the Company's solid waste management operations. These services historically have operated with a higher overhead structure than the Company's specialty contracting operations.

    Minority interest in net income of subsidiary was $302,000 for the nine months ended September 30, 1995, compared to $34,000 for the nine months ended September 30, 1994. The minority interest in net income of subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25,
1993, initial public offering of TransCor's common stock.   The increase in
TransCor's earnings between years is attributable to the higher profit margins earned on certain solid waste management services.

         Net interest expense for the nine months ended September 30, 1995, was $1,020,000 compared to $702,000 for the nine-month period ended September 30, 1994. The increase in net interest expense corresponds with the increase in the amount of interest-bearing debt outstanding.

         The Company's effective tax rate was 44 percent for the nine months ended September 30, 1995, compared to a tax rate of 39 percent for 1994. The increase in the effective tax rate was due primarily to higher state income taxes.

         As a result of the foregoing, net income for the nine months ended September 30, 1995, was $1,449,000 (2 percent of net revenue) as compared with $1,243,000 (2 percent of net revenue) for the same period during 1994.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       LIQUIDITY AND CAPITAL RESOURCES


         At September 30, 1995, the Company had working capital of $9,495,000 compared to $14,310,000 at September 30, 1994. Current financial resources and anticipated funds from operations are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At September 30, 1995, the Company had cash of $368,000.

         Cash provided by operating activities was $5,028,000 and $662,000 during the nine months ended September 30, 1995 and 1994, respectively. For the first nine months of 1995, the cash provided by operating activities of $5,028,000 was due primarily to cash provided by net income plus the effect of depreciation, net of changes in certain operating assets and liabilities (primarily accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, and accrued expenses).
For the first nine months of 1994, cash provided by operating activities of $662,000 was due primarily to cash provided by net income plus the effect of depreciation, net of changes in certain operating assets and liabilities (primarily accounts receivable and accounts payable). The Company had cash requirements related to capital expenditures during the nine months ended September 30, 1995 and 1994, of $9,561,000 and $4,273,000, respectively. These expenditures were primarily related to the acquisition of equipment associated with the Company's utility contracting and solid waste management segments. At September 30, 1995, the Company has utilized $1,640,000 of its term bank line of credit, with no additional funds available for future borrowings.

         During the nine months ended September 30, 1995 and 1994, the Company's average contract and trade receivables less retainage were outstanding for 69 and 68 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations are subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payables.

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

         At December 31, 1994, and September 30, 1995, approximately $4,937,000 and $5,199,000, respectively, of the combined accounts receivable - affiliates and the note receivable - affiliate balances are due from affiliates of Mr. Williams. Amounts due from the Apartments discussed above at December 31, 1994, and September 30, 1995, are approximately $3,588,000 and $3,785,000, respectively. The accounts receivable - affiliates relates to contract services performed, bear interest at prime plus 1/2 percent, and are guaranteed by Mr. Williams.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       LIQUIDITY AND CAPITAL RESOURCES
                                 (CONTINUED)

         Historically, the Company has been able to obtain bonding coverage in amounts up to $20 million for non-hazardous specialty contracting projects and up to $8.5 million for hazardous waste remediation projects. However, the Company has experienced difficulties in obtaining bonding coverage for certain hazardous waste remediation projects in excess of this amount. Although each project has its own distinct and separate bond requirements, the Company may be unable to competitively bid on certain hazardous waste remediation projects which require a bond in excess of $8.5 million.

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





                                           KIMMINS ENVIRONMENTAL SERVICE CORP.




Date:  November 10, 1995         By:       /s/ Francis M. Williams
       ------------------                  ------------------------------------
                                           Francis M. Williams, President and
                                           Chief Executive Officer
                                           (Principle Executive Officer)



Date:  November 10, 1995         By:       /s/ Norman S. Dominiak
       ------------------                  ------------------------------------
                                           Norman S. Dominiak,
                                           Chief Financial Officer
                                           (Principle Financial Officer and
                                            Principle Accounting Officer)