Form 10-K
period 1995-12-31
KIMMINS CORP/DE
filed 1996-04-01
CIK 811562

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
     [MARK ONE]
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                    [Fee required]
                     For the fiscal year ended December 31, 1995
                                          OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                  [No fee required]
     For the transition period from                      to
                             Commission File No. 0-16372


                                    KIMMINS CORP.
                (Exact name of registrant as specified in its charter)

                 Delaware                          59-2763096
         (State of incorporation)     (I.R.S. Employer Identification No.)

                   1501 Second Avenue, East, Tampa, Florida  33605
      (Address of registrant's principal executive offices, including zip code)


         Registrant's telephone number, including area code:  (813) 248-3878

             Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Exchange
                    Title of Each Class          on Which Registered
               Common Stock, $.001 par value   New York Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:
                                         NONE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  [X]     No   [ ]

          Indicate  by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of March 18, 1996, there were outstanding 4,447,397 shares of Common Stock and 2,291,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1996, was $13,604,399.

                         DOCUMENTS INCORPORATED BY REFERENCE:
                                         NONE


                                        PART I

     Item 1.   Business

                                     THE COMPANY

          During January 1996, Kimmins Environmental Service Corp. filed an amendment to its Restated Certificate of Incorporation that changed the name of the company to Kimmins Corp. Kimmins Corp. and its subsidiaries (collectively, the "Company") is a solid waste management and specialty contracting company that, through its subsidiaries, provides a full range of solid waste management services and project-oriented services for infrastructure development and the remediation of sites and facilities.

          The Company's services are as follows:

          * Solid waste management services - Transfer, resource recovery, transportation, disposal of non-hazardous waste, and demolition of residential and commercial facilities.

          *    Specialty contracting

                    * Environmental and utility contracting - Environmental and utility contracting, including infrastructure services such as sewer lines, water lines, and roads.

                    *    Industrial demolition,  dismantling, and abatement
                         - Dismantling of facilities or structures including offshore oil platforms; draining liquid wastes from pipes and tanks; asbestos removal, cleanup, disposal, and reinsulation; removal of above- and below-ground tanks; removal and disposal or sale of other equipment; and sale of scrap materials.

                    *    Hazardous  waste  services  -  On-site  treatment,
                         containment,  incineration,   and  excavation  and
                         removal.

          The Company's surety services were spun-off from the Company through the distribution of equity securities of the holding company of the surety subsidiaries to its stockholders during October 1992.

          The Company's services may be used individually or in combination as required to meet the specific needs of customers. The Company's business strategy is to draw upon its solid waste management and contracting experience to perform complex projects requiring a broad range of services. Although each of the Company's business lines can operate independently from the other related services, the Company believes that integration of these services gives it a competitive advantage by relieving the customer of the burden of coordinating activities of multiple contractors.


          During its first years of operation, the Company emphasized, among other services offered, a broad range of contracting services. As the need for waste-related and specialty contracting services has grown in response to heightened public concern and government regulation, the Company has used its capabilities in facilities demolition and dismantling and in the management of complex construction projects to become increasingly involved in solid waste management and project-oriented activities.

          The Company's services are provided to industrial, commercial, institutional and governmental customers, which have included Shell Oil Company, Mobil Oil Corporation, the City of Tampa, the United States Air Force, and the U.S. Army Corps of Engineers. Operations and marketing efforts are managed through the Company's subsidiaries, which are located in the south and northeast.

          The Company's strategy is to continue to focus on solid waste management services and specialty contracting projects for large manufacturing and governmental customers. To date, the Company's activities in solid waste management have consisted of opening and operating resource recovery and transfer facilities in various cities in Florida and bidding on and obtaining industrial, commercial, and municipal solid waste management contracts. The Company does not consider its business to be highly seasonable.

     SERVICES

     Solid Waste Management Services:

          The Company, through its majority-owned subsidiary, TransCor Waste Services, Inc. ("TransCor"), provides solid waste management services to commercial, industrial, residential, and municipal customers. In connection with such services, the Company currently owns and operates fully-permitted construction and demolition ("C&D") transfer and recycling ("T&R") facilities in four of the largest metropolitan regions in the state of Florida. The Company had also, pursuant to several municipal contracts, commenced the residential curbside collection of a variety of already segregated recyclable forms of solid waste, including such materials as newspapers, cardboard, plastic, metals, and glass. In addition to its T&R operations, the Company collects and disposes of all types of non-hazardous solid waste for industrial and commercial customers in its T&R regions. The Company also provides residential garbage collection services for several municipalities located in Pinellas County, St. Lucie County, Lee County and Hillsborough County, Florida. In addition, the Company provides demolition and other related services with, and as an economic complement to, its solid waste management services.

          The Company's permits allow it to segregate and recycle part of the C&D debris and yard waste accepted at its T&R facilities (thereby decreasing the Company's landfill disposal costs). The Company has the capability to haul the non-recyclable waste economically to outlying rural landfills (where disposal fees generally are much lower than those charged by urban landfills). Consequently, the Company can charge lower rates at its T&R facilities than those charged by landfill operators in the same vicinities. In addition, disposal of debris at the Company's T&R facilities generally requires less time and results in less damage to waste collection vehicles than landfill disposal. As a result, waste haulers, including those in competition with the Company's own collection services, are provided strong economic and other incentives for disposing of their C&D debris and yard waste at the Company's T&R facilities.


          The Company provides demolition services for commercial and residential customers. These services include the razing and dismantling of facilities and structures, the recovery of demolished material for reuse and recycling, and the disposal of non-recycled demolition debris. The typical demolition projects of the Company are single and multistory urban buildings and small warehouses, manufacturing plants, and other facilities. Typically, the Company enters into separate demolition contracts for each project, which are usually for a term of less than six months.

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

          The Company, through its subsidiary, Kimmins Contracting Corp., continues to provide comprehensive non-hazardous contracting services, including infrastructure services such as water and sewer line installation, replacement and repair to private and government customers primarily in the State of Florida. Related infrastructure development includes road installation, repair and widening, and installation, repair and enhancement of drainage and wastewater services.

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

          Demolition and dismantling projects result from the closing or retooling of facilities due to such factors as technological obsolescence of facilities, corporate mergers and consolidations of operations, and the relocation of manufacturing operations to low-cost labor areas or areas subject to less stringent regulation, primarily in foreign countries. In addition, site remediation, particularly in the case of environmental contamination of a site, frequently requires the demolition or dismantling of a contaminated facility.

          Dismantling  is   the  precise  disassembly  of   a  manufacturing  or
     production facility on a piece-by-piece basis to recover equipment as complete operating units that can be reinstalled at another location. Dismantling enhances the value of the facility above scrap market values. The Company is paid a fee for dismantling services and, usually, a commission on the sale of non-relocated equipment.

          Demolition usually requires wrecking services for which the Company is
     paid a  fee by  the customer.   In certain  projects, the Company  may also
     receive additional revenue from selling the scrap material. The Company's services in these areas include dismantling large structures (including refineries, and utility plants); draining liquid wastes from pipes and


     tanks; removing above- and below-ground tanks; cleaning and disposing of contaminated equipment; and controlled demolition.

          Certain demolition projects also involve asbestos removal, cleanup and disposal. The Company is de-emphasizing asbestos abatement services and generally will only perform these services with other environmental demolition activities.

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

          On-site treatment. On-site remediation involves treating hazardous materials at a customer's site to reduce or eliminate the need for off-site transportation and disposal of hazardous materials, thus decreasing the cost to and potential liability of the customer. On-site treatment, which includes a variety of techniques, eliminates the substance permanently, reduces its toxicity or volume, or stabilizes its constituents for disposal on-site or off-site at a permitted disposal facility. Treatment and disposal methods used by the Company include incineration, stabilization and fixation, dechlorination, filtration, dewatering, air stripping and carbon adsorption, precipitation, and bioremediation.

               Containment. Containment systems are constructed to prevent the migration of hazardous materials from a site to the surrounding groundwater, surface water, soil or air. While containment can be a permanent remedial solution, it is also used as an interim step followed by excavation and removal or on-site treatment. The Company installs containment systems that include containment cells, surface caps, and slurry walls.

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

     SEGMENT INFORMATION

          See Note 18 of Notes to Consolidated Financial Statements of the Company for the years ended December 31, 1993, 1994, and 1995 for the Company's financial segment information.

     PERFORMANCE BONDS

          The Company is required to post performance bonds in connection with certain asbestos abatement, waste remediation, demolition, and construction contracts. For the year ended December 31, 1995, most of the Company's revenue was derived from contracts or projects that required the Company to post performance bonds. The Company's current bonding coverage for non-environmental projects is $30 million for an individual project ($100


     million aggregate). The Company has obtained bonding coverage in amounts up to $8.5 million for environmental projects. However, the Company has experienced difficulties in prior years in obtaining bonding coverage for environmental projects more than this amount. However, some environmental projects either do not require a bond or require a bond for less than the complete contract price of the project value. The Company has obtained bonding coverage for environmental projects more than $8.5 million as a result of personal surety bonds or collateral furnished by Francis M. Williams, President of the Company. Mr. Williams has no obligation to provide surety bonds, collateral or otherwise to assist the Company in connection with bonding coverage.

          In addition to performance bond requirements, some jurisdictions in the future may require the posting of substantial bonds or require companies engaged in solid waste management and related activities to provide other financial assurances covering the closure, post-closure monitoring and corrective activities for certain solid waste management facilities.

     MARKETING

          The Company, through its majority-owned subsidiary, TransCor Waste Services, Inc., generally obtains solid waste collection contracts for its services or for the operation of certain solid waste management facilities through the process of competitive bidding, purchase orders, or negotiations. The Company's marketing efforts include door-to-door sales, monitoring trade journals and other industry sources for bid solicitations by various entities, including government authorities and related instrumentalities, and responding to such bid solicitations, which may include requests for proposals ("RFPs") and requests for qualifications ("RFQs"). The Company also attempts to be included on lists of qualified bidders frequently contained in RFPs and RFQs. In response to an RFP or RFQ, the soliciting entity requires a written response within a specified period. Generally, in the case of an RFP, a bidder submits a proposal detailing its qualifications, the services to be provided, and the cost of the services to the soliciting entity; then, such entity, based on its evaluation of the proposals submitted, awards the contract to the successful bidder. In the case of an RFQ, a bidder submits a response describing its experience and qualifications, the soliciting entity then selects the bidder believed to be the most qualified, and then negotiates all of the terms of the contract, including the cost of the services. The Company's single largest solid waste collection contract was derived through competitive bidding, and the Company expects that future significant contracts will be obtained through competitive bidding. The Company has also obtained customers through recommendations and referrals from existing customers.

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

          The   Company's  specialty   contracting  subsidiaries   direct  their
     marketing activities  through regional offices in  Tampa, Florida; Houston,
     Texas;  and Niagara Falls,  New York.   These offices are  located in areas
     with a high concentration of industrial facilities.  The Company believes


     that accurate bidding is crucial in securing new contracting projects and completing them profitably. The Company uses computerized bidding systems in conjunction with site visits to develop bids for contracting projects. While bid price is an important factor in obtaining contracts, potential clients also consider the reputation, experience, safety record and financial strength of the bidders in awarding contracts.

     CUSTOMERS

          Customers for the Company's solid waste management services include local and regional contractors, municipalities, institutions, other waste haulers, and local businesses. The primary private customers for the
     Company's specialty contracting services are Fortune 500 corporations engaged in heavy manufacturing, such as chemical, petroleum, petrochemical, paper, and steel companies as well as public utilities and federal, state and local government agencies. For the year ended December 31, 1995, 56 percent and 44 percent, respectively, of the Company's gross revenue were derived from private and governmental customers, respectively.

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

     BACKLOG

          As of December 31, 1995, the Company had a backlog of uncompleted projects under contract aggregating approximately $95,661,000, (compared to approximately $88,806,000 as of December 31, 1994) of which approximately $35,882,000 is attributable to environmental and utility contracting services, approximately $3,255,000 is attributable to demolition and dismantling services, approximately $440,000 is attributable to asbestos abatement services, approximately $10,244,000 is attributable to site remediation services, and approximately $45,840,000 is attributable to solid waste management services. The Company anticipates that it will recognize approximately $61,761,000 of revenues from these projects by the end of 1996 with the remaining revenue to be recognized through the year 2000.

     COMPETITION

          Although developments in the solid waste management industry have resulted in the emergence of large private and public solid waste management companies and in consolidating trends in the industry, the solid waste management business is characterized by intense competition. The Company believes that no single company has a dominant market share of the solid waste management business in the United States or Florida. Although competition varies by locality and type of services, the Company's principal sources of competition are local and regional solid waste management companies of varying size that primarily provide collection or disposal services to customers in a limited geographic area, large regional and national solid waste management companies that operate over more


     extensive geographic areas and provide completely integrated solid waste management services, own or operate disposal sites and engage in various transfer and resource recovery activities, and counties and municipalities that maintain their own solid waste collection and disposal services for residents and businesses in the locality. National companies that compete against the Company include, among others, Waste Management, Inc., and Browning-Ferris Industries, Inc.

          The Company believes that the principal competitive factors in the solid waste management industry are price, reputation, services, managerial experience, financial assurance capability (particularly as it relates to municipal contracts), and range of services offered.

          The Company believes that its ability to offer a broad range of specialty contracting services provides it with significant competitive advantage. Nevertheless, the Company faces substantial competition from national, regional and local competitors, many of which are well established and have much greater marketing, financial, technological and other resources than the Company. Furthermore, some of the Company's competitors possess certain hazardous materials handling capabilities that the Company does not possess, including engineering, laboratory and off-site transportation and storage and disposal. However, it has been the Company's experience that subcontractors are available to provide these services.

          The Company believes the principal competitive factors in the specialty contracting services industry are safety, reputation, technical proficiency, surety bonding capability, managerial experience, price, and breadth of services offered.

     INSURANCE COVERAGE

          The Company, consistent with industry trends, has experienced difficulties in obtaining adequate insurance coverage against liabilities that may be incurred in connection with the conduct of certain aspects of its specialty contracting services business. Such coverage is often a prerequisite to obtaining government and commercial contracts. The Company currently maintains comprehensive general liability insurance, with total coverage of $16 million for any single occurrence and $18 million for aggregate claims relating to damage to persons or property. These policies cover all activities of the Company and its subsidiaries except for its asbestos-related activities and certain non-asbestos related liabilities such as pollution liability damage (sudden or gradual) caused by the discharge or release of any irritant or contaminant. In addition, the Company has comprehensive general liability coverage that covers, among other things, specific asbestos-related risks up to $10 million. In addition, the Company has obtained a $1 million per occurrence/$2 million aggregate blanket policy for contractors pollution liabilities and can obtain additional coverage of up to a total of $6 million is required on a project-by-project basis.

     GOVERNMENT REGULATION

          The Company  is  subject  to  an  extensive  and  frequently  evolving
     statutory   and  regulatory   framework  of   federal,  state,   and  local
     environmental,  health,  safety,   and  transportation  authorities,  which
     framework  imposes  significant  compliance  burdens  and  risks  upon  the
     Company.  The Company believes it is in substantial compliance with all


     material federal, state, and local laws governing its material business operations. Nevertheless, amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into other jurisdictions and types of operations could result not only in the additional risk of noncompliance, but also in the increase in regulatory burden that could cause related increases in costs and expenses.

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

          On October 9, 1991, the EPA promulgated substantial revisions to its existing RCRA Subtitle D implementing regulations. The revisions set forth minimum national "open dump" criteria for publicly and privately owned municipal solid waste landfills. They include location restrictions, design and operating criteria, groundwater monitoring and corrective action standards, closure and post closure care requirements, and financial assistance criteria. Most revisions have become effective October 9, 1993, and states have revised their own laws and regulations to be consistent with the RCRA criteria. Some revisions (i.e., groundwater monitoring requirements) have been phased in over a five-year period that began on October 9, 1991, and others relating to financial responsibility became effective April 9, 1994.

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

     PERMITS AND LICENSES

          Many states license such areas of the Company's operations as asbestos abatement and general contracting. Licensing requires that workers and supervisors receive training from EPA approved and state certified organizations and pass required tests. The Company is currently licensed to perform its services in 36 states. The Company also operates in certain states that do not have a special asbestos abatement or general contracting license requirement; however, these states have adopted regulations regarding worker safety with which the Company must comply.


          The Company may need additional licenses to expand its operations. Although there can be no assurance, based upon the level of training of its employees and its experience, the Company currently believes that it can obtain all such required licenses.

     EMPLOYEES

          At March 18, 1996, the Company had approximately 1,000 employees, of which 8 were employed in executive capacities, 60 in professional capacities, 97 in administrative capacities, 110 as field supervisors and 725 in field operations. A total of 35 of the Company's employees are union members, covered by various collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

          The Company, through its subsidiaries, has implemented employee safety programs that require each employee to complete a general training and safety program. Training topics include approved work procedures and instruction on personal safety and the use of protective equipment. In addition, all employees engaged in asbestos abatement activities are required to attend a minimum three- to four-day course approved by the EPA and Occupational Safety and Health Administration, and all supervisors of abatement projects are required to attend a 40-hour safety course annually. Moreover, employees are issued detailed training materials and are required to attend ongoing safety seminars. The Company's subsidiaries also conduct job safety analysis in the job bidding stage. Besides the precautions taken with respect to projects, the Company takes additional measures to protect its asbestos and site remediation workers, including providing them with additional protective equipment and sponsoring periodic medical examinations.

     Item 2.   Properties

          The Company owns its principal executive offices that are located in approximately 20,600 square feet of office space at 1501 and 1502 Second Avenue, East, Tampa, Florida 33605. The offices are subject to a mortgage, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1995, of $1,875,000. This variable rate note matures on August 1, 1999, and currently bears interest at 1.25 percent above the lender's prime rate.

          The Company leases the following offices:

                                                               Annual
                       Location         Lease Expiration Date  Rental
               2609 Allen-Genoa Road        Month-to-month     $ 3,240
               Pasadena, Texas

               256 Third Street
               Niagara Falls, New York      Month-to-month     $18,300

     Item 3.   Legal Proceedings

          The Company is involved in various legal actions and claims arising in the ordinary course of its business, none of which is expected to have a material effect on the Company's financial position or results of operations.


     Item 4.   Submission of Matters to a Vote of Security Holders

          On October 2, 1995, the Board of Directors of the Company adopted an amendment to the Company's restated Certificate of Incorporation that effected a one-for-three reverse stock split of the Company's common stock and Class B common stock. The amendment was approved on October 25, 1995, by the written consent of 61.5 percent of the combined voting power of the Company's common stock and Class B common stock, and became effective on January 11, 1996.


                                       PART II


     Item 5. Market for the Company's Common Equity and Related Stockholder Matters

          The Company's common stock has been traded on the New York Stock Exchange (symbol "KVN") since March 30, 1990. From May 19, 1987, until March 30, 1990, the Company's common stock traded in the over-the-counter market and was quoted on NASDAQ's National Market System. The following table sets forth for the periods indicated high and low sales prices of the Company's common stock as reported by the New York Stock Exchange. These prices do not give effect to the one-for-three reverse stock split that became effective January 11, 1996.

                                1995              High     Low
                    First Quarter . . . . . . .   2        1 1/2
                    Second Quarter  . . . . . .   2 5/8    1 3/4
                    Third Quarter . . . . . . .   6 1/4    2 3/8
                    Fourth Quarter  . . . . . .   3 3/8    2 1/8

                                1994              High     Low

                    First Quarter . . . . . . .   2 3/4    2 1/8
                    Second Quarter  . . . . . .   2 3/8    1 3/4
                    Third Quarter . . . . . . .   2 1/8    1 1/2
                    Fourth Quarter  . . . . . .   1 7/8    1 3/8

          On March 18, 1996, there were approximately 1,500 holders of record of the common stock. Many of such holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

     Dividends

           The payment by the Company of dividends, if any, in the future is within the discretion of its Board of Directors and will depend upon the Company's earnings, capital requirements (including working capital needs), and financial condition, as well as other relevant factors. Certain agreements between the Company and its lending institutions prohibit the Company from paying cash dividends without the lenders' consent. Other than a three and one-third cent per share of a common stock cash dividend paid in July 1989, the Company has not paid any cash dividends since its inception, and the Board of Directors does not plan to declare or pay any cash dividends in the future.


     Item 6.   Selected Financial Data

          During October 1995, the Board of Directors declared a one for three reverse stock split of the Company's common stock and Class B common stock. All share and per share information has been adjusted to reflect the stock split on a retroactive basis.

          During December 1991, the Company filed with the Securities and Exchange Commission ("Commission") a registration statement for the shares of common stock of Cumberland Holdings, Inc. ("Cumberland"), a wholly-owned subsidiary that was a holding company for the Company's surety operations, to spin-off Cumberland into a stand-alone, publicly-held company. The registration statement became effective on February 10, 1992, and the spin-off was effected on October 1, 1992. The historical balance sheet information presented on the following page has been restated to present the surety operations as a discontinued operation.

     HISTORICAL INCOME STATEMENT DATA:
                                                      Years ended December 31,
                                               (In thousands, except per share data)
                                         1991       1992        1993       1994       1995
      Gross revenue . . . . . . . . . $ 100,646   $ 87,442   $ 83,609   $  96,755   $111,346
      Net revenue . . . . . . . . . .    73,741     78,614     77,405      85,353     95,426
      Operating income  . . . . . . .     5,012      1,782      3,666       2,670      4,596
      Litigation settlements (1)  . .       296       (379)    -           -          -
      Income from continuing
         operations before provision
         for income taxes . . . . . .     4,216         99      3,196       1,533      2,833
      Income from continuing
         operations . . . . . . . . .     2,593         61      1,753         797      1,343
      Income (loss) from discontinued
         operations (2) . . . . . . .      (271)       124      -           -          -
      Net income  . . . . . . . . . .     2,322        185      1,753         797      1,343

      PER SHARE DATA:

      Income from continuing
         operations per share -
         primary  . . . . . . . . . .       .57        -          .39         .18        .30
      Income (loss) from discontinued
         operations per share -
         primary  . . . . . . . . . .      (.06)       .03       -           -          -
      Net income per share - primary        .51        .03        .39         .18        .30
      Weighted average number of
         common shares outstanding -
         primary  . . . . . . . . . .     4,441      4,442      4,443       4,443      4,544
      Income from continuing
         operations per share - fully
         diluted  . . . . . . . . . .       .57        -          .39         .18        .30
      Income (loss) from discontinued
         operations per share - fully
         diluted  . . . . . . . . . .      (.06)       .03       -           -          -
      Net income per share - fully
         diluted  . . . . . . . . . .       .51        .03        .39         .18        .30
      Weighted average number of
         common shares outstanding -
         fully diluted  . . . . . . .     4,441      4,442      4,474       4,449      4,544
      Cash dividends per share  . . .      None       None       None        None       None

      (1) Balances relate to the settlement of separate contract claims for work performed in excess of the original contract amounts due to changes in conditions. Amounts applied against the settlements included legal fees and other direct costs.

      (2) Balances relate to the Company's distribution of its surety services.

      HISTORICAL BALANCE SHEET DATA:
                                                         As of December 31,
                                                           (In thousands)
                                         1991       1992        1993       1994       1995
      Current assets  . . . . . . . . $   36,880  $ 33,068   $ 33,716   $  36,200   $ 44,117
      Working capital . . . . . . . .     14,034     8,253     12,041      11,205     11,548
      Total assets  . . . . . . . . .     70,712    68,381     70,192      72,689     93,629
      Long-term debt  . . . . . . . .     23,680    21,206     19,454      17,032     26,540
      Stockholders' equity  . . . . .     22,527    20,783     23,102      24,514     26,381

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

                                                                                                         Percentage
                                                            Percentage of Net Revenue               Increase (Decrease)
                                                             Year ended December 31,              Year ended December 31,

                                                                                                   1995 vs.      1994 vs.
                                                           1993          1994          1995          1994          1993
         Gross revenue . . . . . . . . . . . . . . . .      108.0%       113.4%        116.7%         15.1%         15.7%
         Outside services  . . . . . . . . . . . . . .        8.0%        13.4%         16.7%         39.6%         83.8%
         Net revenue . . . . . . . . . . . . . . . . .      100.0%       100.0%        100.0%         11.8%         10.3%
         Cost of revenue earned  . . . . . . . . . . .       82.6%        85.8%         81.2%          5.8%         14.5%
         Gross profit  . . . . . . . . . . . . . . . .       17.4%        14.2%         18.8%         48.2%         (9.9%)
         Selling, general and
            administrative expense . . . . . . . . . .       12.6%        11.1%         14.0%         41.5%         (3.4%)
         Operating income  . . . . . . . . . . . . . .        4.7%         3.1%          4.8%         84.8%        (27.2%)
         Non-operating gain  . . . . . . . . . . . . .        1.1%         0.0%          0.0%          0.0%       (100.0%)
         Minority interest in net income
            of subsidiary  . . . . . . . . . . . . . .       (0.3%)        0.0%         (.03%)       469.6%          0.0%
         Interest expense, net . . . . . . . . . . . .       (1.4%)       (1.3%)        (1.5%)        31.6%          1.3%
         Income before provision for
            income taxes . . . . . . . . . . . . . . .        4.1%         1.8%          3.0%         84.8%        (52.0%)

         Provision for income taxes  . . . . . . . . .        1.8%         0.9%          1.6%
         Net income  . . . . . . . . . . . . . . . . .        2.3%         0.9%          1.4%         68.5%        (54.5%)

     Year Ended December 31, 1995, Compared to Year Ended December 31, 1994

          During the year ended December 31, 1995, net revenue increased by 12 percent to $95,426,000 from $85,353,000 for the year ended December 31, 1994. The increase primarily is due to the growth of the Company's utility contracting services ($19,479,000 increase in net revenue) and to the continued growth of the Company's solid waste management services ($12,112,000 increase in net revenue). This increase offsets certain decreases in the Company's industrial demolition services ($14,764,000 decrease in net revenue) and asbestos abatement services ($2,323,000 decrease in net revenue).

          Outside services, which primarily consist of payments to subcontractors, increased as a percentage of net revenue from 13 percent during the year ended December 31, 1994, to 17 percent during 1995. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services.

          Cost of revenue earned increased to $77,466,000 for the year ended December 31, 1995, from $73,235,000 for the comparable period of 1994. As a result, gross profit during the year ended December 31, 1995, increased to $17,960,000 (19 percent of net revenue) from $12,117,000 (14 percent of net revenue) in 1994. The increase in the dollar amount and percentage of gross profit primarily is associated with the growth of the Company's utility contracting and solid waste management services.

          During 1995, selling, general and administrative expenses increased to $13,364,000 (14 percent of net revenue) from $9,447,000 (11 percent of net revenue) for the year ended December 31, 1994. The dollar increase in selling, general, and administrative expenses primarily is attributable to increased overhead costs, such as office salaries and marketing costs, associated with higher levels of operations. The percentage increase in selling, general and administrative expenses primarily is associated with the growth of the Company's solid waste management operations. These services have historically operated with a higher overhead structure than the Company's specialty contracting operations.

          As a result of the foregoing, operating income increased to $4,596,000 (5 percent of net revenue) during the year ended December 31, 1995, from $2,760,000 (3 percent of net revenue) during the same period in 1994.

          Minority interest in net income of the TransCor subsidiary was $345,000 for the year ended December 31, 1995, compared to $61,000 for the year ended December 31, 1994. The minority interest in net income of such subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The increase in TransCor's earnings between years is attributable to the higher profit margins earned on certain solid waste management services.

          Net interest expense increased to $1,418,000 from $1,077,000, which corresponds with the increase in the interest-bearing debt outstanding between periods.


          The Company's effective tax rate was 52.6 percent for the year ended December 31, 1995, compared to a tax rate of 48.0 percent for the year ended December 31, 1994. The increase in the effective tax rate was primarily due to higher state income taxes and additional taxes on the income of TransCor.

          As a result of the foregoing, net income for the year ended December 31, 1995, was $1,343,000 (1 percent of net revenue) compared to a net income of $797,000 (less than 1 percent of net revenue) during the same period in 1994.


     Year Ended December 31, 1994, Compared to Year Ended December 31, 1993

          During the year ended December 31, 1994, net revenue increased by 10 percent to $85,353,000 from $77,405,000 for the year ended December 31, 1993. The increase primarily is due to the growth of the Company's utility contracting services ($10,700,000 increase in net revenue) and to the continued growth of the Company's solid waste management services ($4,098,000 increase in net revenue). This increase offsets certain decreases in the Company's industrial demolition services ($2,789,000 decrease in net revenue) and hazardous waste services ($2,729,000 decrease in net revenue).

          Outside services, which primarily consist of payments to subcontractors, increased as a percentage of net revenue from 8 percent during the year ended December 31, 1993, to 13 percent during 1994. The Company will use the services of a subcontractor when it determines that an economic opportunity exists with regards to internally providing the services.

          Cost of revenue earned increased to $73,235,000 for the year ended December 31, 1994, from $63,959,000 for the comparable period of 1993. As a result, gross profit during the year ended December 31, 1994, decreased to $12,117,000 (14 percent of net revenue) from $13,496,000 (17 percent of net revenue) in 1993. The decrease in gross profit primarily is associated with losses on two utility contracting projects during the fourth quarter of 1994 that failed to perform to the Company's original projections and lower profit margins earned on certain solid waste management services.

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

          Minority interest in net income of the TransCor subsidiary was $61,000 for the year ended December 31, 1994, compared to $287,000 for the year ended December 31, 1993. The minority interest in net income of such subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The decrease in TransCor's earnings between years is attributable to the lower profit margins earned on certain solid waste management services and to the effects of a fire at its Jacksonville facility.

          Net interest expense increased slightly to $1,077,000 from $1,063,000. The average amount of interest-bearing debt outstanding was consistent between periods.

          The Company's effective tax rate was 48.0 percent for the year ended December 31, 1994, compared to a tax rate of 45.2 percent for the year ended December 31, 1993. The increase in the effective tax rate was primarily due to higher state income taxes and additional taxes on the income of TransCor.


          As a result of the foregoing, net income for the year ended December 31, 1994, was $797,000 (less than 1 percent of net revenue) compared to a net income of $1,753,000 (2 percent of net revenue) during the same period in 1993.

     Liquidity and Capital Resources

          Cash provided by operating activities was $2,145,000, $3,884,000, and $5,793,000 in 1993, 1994, and 1995, respectively. For 1995, the cash provided by operating activities of $5,793,000 is due primarily to cash provided by net income, plus the effect of depreciation and amortization, net of changes in certain operating assets and liabilities (primarily costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, and accrued expenses). For 1994, the cash provided by operating activities of $3,884,000 is due primarily to cash provided by net income plus the effect of depreciation and amortization, net of changes in certain operating assets and liabilities (primarily accounts receivable, accounts payable, and accrued expenses). For 1993, the cash provided by operating activities of $2,145,000 is due primarily to cash provided by net income plus the effect of depreciation and amortization, net of changes in certain operating assets and liabilities (primarily costs and estimated earnings on uncompleted contracts, accounts receivable, and accounts payable). The Company had cash requirements related to capital expenditures of $4,574,000, $5,804,000, and $16,277,000 in 1993, 1994, and
     1995, respectively.

          The Company is subject to a variety of restrictive covenants under various debt agreements with one of its institutional lenders. In 1995 the Company failed to meet the consolidated tangible net worth, consolidated debt service coverage ratio and net income requirement with regards to its bank debt. As of December 31, 1995, the Company obtained waivers for these covenants and may be required to obtain similar waivers for certain covenants in 1996. The Company has obtained the personal guarantee of Mr. Francis M. Williams should waivers not be obtained during 1996 and the lender accelerates the maturities of the Revolving Term Bank Line of Credit, Bank Note Payable, and Mortgage Note on the corporate office. This guarantee provides that Mr. Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the Company is not required to pay any principal payments during 1996 more than the regularly scheduled maturities. Any inability to achieve future compliance with the loan covenants could affect the Company's access to further borrowings or require it to secure additional equity by other means.

          As of December 31, 1995, the Company has borrowed $3,293,000 of its revolving term bank line of credit, with $1,707,000 available for future borrowings. Current financial resources and anticipated funds from operations are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At December 31, 1995, the Company had cash of $1,160,000.

          During  the  years ended  December 31,  1994  and 1995,  the Company's average contract and trade receivables were outstanding for 80 and 71 days, respectively.  Both  averages were  based on fourth  quarter gross  revenue annualized  and  compared to  year  end  contract  and  trade  receivables.
     Management believes that the number of days outstanding for its receivables approximates industry norms.  Part of the  Company's contracting operations is subcontracted, and any delay in collections of receivables relating to


     primary   contracts  will  generally  result  in  a  delay  of  payment  to subcontractors.

          Mr. Francis M. Williams is the sole shareholder of the corporate general partner and the sole limited partner of Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"). On June 30, 1993, the Company, Citicorp Real Estate, Inc. ("Citicorp"), the Apartments, and Mr. Williams entered into a settlement and note renewal agreement whereby the Chapter 11 bankruptcy filings with respect to the Apartments were voluntarily dismissed. In accordance with the terms of the settlement agreement, $3,638,696 of the accounts receivable - affiliates balance recorded by the Company was converted into a note receivable. The note receivable originally accrued interest at prime plus 1 3/8 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Amounts due from the partnerships at December 31, 1994 and 1995, are approximately $3,588,000 and $3,851,000, respectively.

          At   December  31,   1994   and  1995,   $4,937,000  and   $5,301,000,
     respectively, of the contract and trade - affiliates balance is due from corporate affiliates of the Company's president. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

          During March 1993, the Company's solid waste management subsidiary, TransCor Waste Services, Inc., completed an initial public offering of 1,000,000 shares, at a public offering price of $5.00 per share, of its common stock, thereby decreasing the Company's percentage of ownership of such subsidiary to approximately 74 percent.

          Historically, the Company has obtained bonding coverage in amounts up to $8.5 million for environmental projects. However, the Company has experienced difficulties in obtaining bonding coverage for environmental projects more than this amount. Although each project has its own distinct and separate bond requirements, the Company may be unable to bid on projects competitively that require a bond more than $8.5 million.

          At December 31, 1995, the Company had no material commitments for major capital expenditures.

          See Note 18 of Notes to Consolidated Financial Statements for the Company's business segment information.

     Effects of Change in Method of Accounting

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. This statement establishes financial accounting and reporting standards for the effects of potential impairment and what disclosures are necessary in the financial statements. Effective January 1, 1995, the Company adopted SFAS No. 121. There was no cumulative effect of that accounting change on operations, nor did the change affect income for 1995.


     Effect of Inflation

          Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

     Quarterly Results of Operations

          The following is a summary of the quarterly results of operations for the years ended December 31, 1994 and 1995. The per share data has been adjusted to reflect the reverse stock split on a retroactive basis.

                                                                      March 31       June 30      Sept. 30      Dec. 31
         Year ended December 31, 1994:                                  (In thousands, except per share data)
         Gross revenue . . . . . . . . . . . . . . . . . . . . . .  $   20,810    $   26,801    $   24,678   $    24,466
         Net revenue . . . . . . . . . . . . . . . . . . . . . . .      18,837        23,467        22,022        21,027
         Gross profit  . . . . . . . . . . . . . . . . . . . . . .       3,113         3,987         3,392         1,625
         Net income (loss) . . . . . . . . . . . . . . . . . . . .         377           519           347          (445)

         Per share data:
            Income (loss) per share  . . . . . . . . . . . . . . .  $      .09    $      .12    $      .09   $      (.09)

         Year ended December 31, 1995:
         Gross revenue . . . . . . . . . . . . . . . . . . . . . .  $   25,750    $   25,468    $   29,808   $    30,320
         Net revenue . . . . . . . . . . . . . . . . . . . . . . .      21,045        22,893        25,171        26,317
         Gross profit  . . . . . . . . . . . . . . . . . . . . . .       4,335         4,036         5,178         4,411
         Net income (loss) . . . . . . . . . . . . . . . . . . . .         663           224           562          (106)

         Per share data:
            Income (loss) per share  . . . . . . . . . . . . . . .  $      .15    $      .06    $      .12   $      (.03)

         Item 8.   Financial Statements and Supplementary Data

                                    KIMMINS CORP.
                          INDEX TO FINANCIAL STATEMENTS AND
                             FINANCIAL STATEMENT SCHEDULE
                                                                            Page
     Report of Independent Certified Public Accountants  . . . . . . . . . .  17

     Consolidated balance sheets at December 31, 1994 and 1995 . . . . . . .  18

     Consolidated statements of operations for each of the three years in the period ended December 31, 1995 . . . . . . . . . . . . . . . . .  20

     Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1995 . . . . . . . . . . . . . .  21

     Consolidated statements of cash flows for each of the three years in the period ended December 31, 1995 . . . . . . . . . . . . . . . . .  22

     Notes to consolidated financial statements  . . . . . . . . . . . . . .  24

     Financial statement schedule:

          Schedule II - Valuation and qualifying accounts  . . . . . . . . . S-1

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.





                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




     The Board of Directors and Stockholders
     Kimmins Corp.


          We have audited the accompanying consolidated balance sheets of Kimmins Corp. (f/k/a/ Kimmins Environmental Service Corp.) as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kimmins Corp. at December 31, 1994 and 1995, and the con-solidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP




     Tampa, Florida
     March 8, 1996


                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                        December 31,
                                                     1994           1995
     Current assets:
          Cash . . . . . . . . . . . . . . . .  $    479,106   $  1,160,463
          Accounts receivable:
             Contract and trade  . . . . . . .    22,081,973     22,152,197
             Other receivables - affiliates  .     1,464,369      1,903,832
          Note receivable - affiliate  . . . .        54,167         56,667
          Costs and estimated earnings in
             excess of billings on
             uncompleted contracts . . . . . .    10,166,227     15,378,178
          Income tax refund receivable . . . .       679,538      1,050,625
          Deferred income tax  . . . . . . . .         -            742,130
          Other current assets . . . . . . . .     1,274,469      1,673,100

             Total current assets  . . . . . .    36,199,849     44,117,192

     Property and equipment, net . . . . . . .    26,815,429     37,592,661
     Intangible assets . . . . . . . . . . . .         -            785,175
     Accounts receivable - affiliates  . . . .     1,349,058      1,450,716
     Note receivable - affiliate . . . . . . .     3,533,696      3,794,060
     Term note from affiliate (including
        accrued interest of $51,983 and
        $506,755 at December 31, 1994 and 1995,
        respectively)  . . . . . . . . . . . .     4,343,032      4,797,804
     Other assets  . . . . . . . . . . . . . .       447,716      1,090,942
                                                $ 72,688,780   $ 93,628,550


                               See accompanying notes

                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 31,
                                                     1994           1995
     Current liabilities:
          Accounts payable - trade . . . . . .  $ 13,303,408   $ 17,358,270
          Deferred income taxes  . . . . . . .        73,708          -
          Accrued expenses . . . . . . . . . .     3,473,775      7,049,132
          Billings in excess of costs and
             estimated earnings on
             uncompleted contracts . . . . . .     1,375,548        606,614
          Current portion of long-term debt  .     6,168,006      7,074,857
          Current portion of Employee Stock
             Ownership Plan Trust debt . . . .       600,000        480,000

               Total current liabilities . . .    24,994,445     32,568,873

     Long-term debt  . . . . . . . . . . . . .    14,632,115     24,619,969
     Employee Stock Ownership Plan Trust debt.     2,400,000      1,920,000
     Deferred income taxes . . . . . . . . . .     2,914,597      4,559,531
     Minority interest in subsidiary . . . . .     3,233,421      3,578,741
     Commitments and contingencies (Note 15) .         -              -

     Stockholders' equity:
          Preferred stock, $.001 par value;
             1,000,000 shares authorized, none
             issued and outstanding  . . . . .         -              -
          Common stock, $.001 par value;
             32,500,000 shares authorized;
             shares issued and outstanding
             4,442,997 in 1994 and 4,447,397
             in 1995 . . . . . . . . . . . . .         4,443          4,447
          Class B common stock, $.001 par
             value; 10,000,000 shares
             authorized, 2,291,569 shares
             issued and outstanding  . . . . .         2,292          2,292
          Capital in excess of par value . . .    18,710,378     18,730,173
          Retained earnings  . . . . . . . . .     8,569,023      9,911,606
          Unearned employee compensation from
             Employee Stock Ownership Plan
             Trust . . . . . . . . . . . . . .    (2,771,934)    (2,267,082)

               Total stockholders' equity  . .    24,514,202     26,381,436

                                                $ 72,688,780   $ 93,628,550

                               See accompanying notes.

                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Years ended December 31,
                                      1993           1994           1995
     Revenue:
          Gross revenue  . . . .  $ 83,608,764  $ 96,755,001   $111,346,075
          Outside services, at
             cost  . . . . . . .    (6,203,454)  (11,402,286)   (15,919,816)

          Net revenue  . . . . .    77,405,310    85,352,715     95,426,259

     Costs and expenses:
          Cost of revenue earned    63,959,362    73,235,439     77,465,818
          Selling, general and
             administrative
             expenses  . . . . .     9,779,815     9,447,064     13,364,168

     Operating income  . . . . .     3,666,133     2,670,212      4,596,273

     Non-operating gain relating
          to the public offering
          of subsidiary  . . . .       879,797         -              -

     Minority interest in net
          income of subsidiary .      (286,519)      (60,624)      (345,320)

     Interest expense (net of
          interest income from
          affiliates of
          approximately $848,000,
          $1,060,000, and
          $1,005,000 for the
          years ended December
          31, 1993, 1994, and
          1995, respectively)  .    (1,063,201)   (1,076,911)    (1,417,802)

     Income before provision for
          income taxes . . . . .     3,196,210     1,532,677      2,833,151

     Provision for income taxes:
          Current  . . . . . . .       360,107       650,788        661,472
          Deferred . . . . . . .     1,083,440        84,897        829,096

                                     1,443,547       735,685      1,490,568

     Net income  . . . . . . . .  $  1,752,663  $    796,992   $  1,342,583



     PER SHARE DATA
          Income per share . . .   $       .39  $        .18  $        .30

          Weighted average number
             of shares
             outstanding used
             in computation  . .     4,442,997     4,442,997     4,544,180

                              See accompanying notes.

                                    KIMMINS CORP.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995

                                                                                                           Unearned
                                                                                                           Employee
                                                                                                         Compensation
                                                                                                             from
                                                                                Capital                    Employee
                                                             Class B              in                         Stock        Total
                                 Comon Stock              Common Stock         Excess of     Retained      Ownership   Stockholders'
                             Shares      Amount       Shares       Amount      Par Value     Earnings     Plan Trust      Equity
Balance at
   January 1, 1993  . . .  13,328,992  $   13,329    6,874,706   $   6,875   $ 18,696,909  $  6,019,368  $ (3,953,159) $ 20,783,322

Effect of reverse
   stock split  . . . . .  (8,885,995)     (8,886)  (4,583,137)     (4,583)        13,469         -             -             -

Employee compensation
   from Employee Stock
   Ownership Trust  . . .       -           -            -           -              -             -           565,568       565,568

Net income  . . . . . . .       -           -            -           -              -         1,752,663         -         1,752,663

Balance at
   December 31, 1993  . .   4,442,997       4,443    2,291,569       2,292     18,710,378     7,772,031    (3,387,591)   23,101,553

Employee compensation
  from Employee Stock
  Ownership Trust . . . .       -           -            -           -              -             -           615,657       615,657

Net income  . . . . . . .       -           -            -           -              -           796,992         -           796,992

Balance at
   December 31, 1994  . .   4,442,997       4,443    2,291,569       2,292     18,710,378     8,569,023    (2,771,934)    2,451,202

Stock options exercised .       4,400           4        -           -             19,795         -             -            19,799

Employee compensation
   from Employee Stock
   Ownership Trust  . . .       -           -            -           -              -             -           504,852       504,852

Net income  . . . . . . .       -           -            -           -              -         1,342,583         -         1,342,583

Balance at
   December 31, 1995  . .   4,447,397  $    4,447    2,291,569   $   2,292   $ 18,730,173  $  9,911,606  $ (2,267,082) $ 26,381,436

                              See accompanying notes.

                                    KIMMINS CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             INCREASE (DECREASE) IN CASH

                                           Years ended December 31,
                                      1993           1994           1995
     Cash flows from operating
     activities:
       Net income  . . . . . . .  $  1,752,663  $    796,992   $  1,342,583
       Adjustments to reconcile
       net income to net cash
       provided by operating
       activities:
           Depreciation and
           amortization  . . . .     3,681,120     3,890,325      4,104,383
           Provision for
           uncollectible accounts
             receivable  . . . .       961,325       495,375        404,455
           Minority interest in
             income of subsidiary      286,519        60,624        345,320
           (Gain) loss on
             disposal of property
             and equipment . . .         6,940       407,325       (241,034)
           Accrued interest on
             term note/surplus
             debenture . . . . .      (117,361)       65,378       (454,772)
           Deferred income taxes     1,083,440        84,897        829,096
           Unearned employee
             compensation from
             Employee Stock
             Ownership Plan
             Trust . . . . . . .       565,568       615,657        504,852
           Gain from sale of
           subsidiary's common
             stock . . . . . . .      (879,797)        -              -
           Changes in operating
           assets and
           liabilities:
             Accounts receivable     3,541,902    (4,518,539)    (1,278,664)
             Costs and estimated
               earnings in excess
               of billings on
               uncompleted
               contracts . . . .    (4,837,773)     (388,478)    (5,211,951)
             Income tax refund
               receivable  . . .      (606,003)      253,963       (371,087)
             Other assets  . . .      (433,785)       32,788     (1,041,857)
             Accounts payable  .    (2,073,920)      823,160      4,054,862
             Accrued expenses  .      (379,563)      920,094      3,575,357
             Billings in excess
               of costs and
               estimated earnings
               on uncompleted
               contracts . . . .      (405,858)      344,836       (768,934)

               Total adjustments       392,754     3,087,405      4,450,026

     Net cash provided by
        operating activities  . . .  2,145,417     3,884,397      5,792,609

                               See accompanying notes.

                                   KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH
                                     (continued)

                                           Years ended December 31,
                                      1993           1994           1995
     Cash flows from investing
     activities:
       Capital expenditures
          including $2,267,000
          of business
          acquisitions during
          1995 . . . . . . . . .    (4,574,263)   (5,803,781)   (16,277,379)
       Proceeds from sale of
          property and
          equipment  . . . . . .       318,100     1,017,482        851,623

     Net cash used by investing
        activities . . . . . . .    (4,256,163)   (4,786,299)   (15,425,756)

     Cash flows from financing
     activities:
       Proceeds from long-term
          debt . . . . . . . . .     7,094,085    16,604,165     19,611,436
       Repayments of long-term
          debt . . . . . . . . .    (8,447,818) (17,153,585)     (8,716,731)
       Repayments of Employee
          Stock Ownership Plan
          Trust debt . . . . . .      (550,000)     (600,000)      (600,000)
       Proceeds from
          subsidiary's
          issuance of its
          common stock . . . . .     3,766,075         -              -
       Proceeds from stock
          options  . . . . . . .         -             -             19,799

     Net cash provided (used) by
       financing activities  . .     1,862,342    (1,149,420)    10,314,504

     Net increase (decrease) in
       cash  . . . . . . . . . .      (248,404)   (2,051,322)       681,357

     Cash, beginning of year . .     2,778,832     2,530,428        479,106

     Cash, end of year . . . . .  $  2,530,428  $    479,106   $  1,160,463

                                  See accompanying notes.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.   Organization and summary of significant accounting policies

          Organization - Kimmins Corp. (f/k/a Kimmins Environmental Service Corp.) ("Kimmins") and its subsidiaries (collectively, the "Company") is a solid waste management and specialty contracting company that provides a full range of solid waste handling, demolition, and project-oriented services. The Company provides specialty contracting services including infrastructure development, underground construction, roadwork, site remediation services such as mobile incineration; excavation, removal and disposal of contaminated soil; facilities demolition and dismantling; and asbestos abatement.

          Reverse stock split - During October 1995, the Board of Directors declared a one-for-three reverse stock split of the Company's common stock and Class B common stock. All share and per share information in the consolidated financial statements has been adjusted to reflect the reverse stock split on a retroactive basis.

          Principles of consolidation - The consolidated financial statements include the accounts of Kimmins and its subsidiaries, including TransCor Waste Services, Inc. ("TransCor"), a 74 percent owned subsidiary after March 25, 1993 (see Note 2). All material intercompany transactions have been eliminated.

          Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Intangible assets - Intangible assets consist principally of the excess of costs over fair market value of the net assets of the acquired solid waste management business, which are being amortized on a straight-line basis over twenty years, and customer contracts, which are being amortized on a straight-line basis over five years. Accumulated amortization was $66,825 at December 31, 1995 (none during 1994).

          Income taxes - Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes."

          Revenue recognition - Contracts generally range from 6 to 18 months in duration, and earnings from contracting operations (including contracts with affiliates) are reported under the percentage-of-completion method for financial statement purposes. The estimated earnings for each contract reflected in the accompanying financial statements represent the percentage of estimated total earnings that costs incurred to date bear to estimated total costs, based on the Company's current estimates. With respect to contracts that extend over one or more accounting periods, revisions in costs and earnings estimates are reflected in the period the revisions become known. When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss. Revenue from claims against owners and proceeds from negotiated settlements are recognized when

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.   Organization   and   summary   of   significant   accounting  policies
          (continued)

     realization is probable and the amount can be reliably estimated.   Outside
     services represent subcontractor costs for which the Company is typically reimbursed on a dollar-for-dollar basis.

          Fees arising from services other than contracting activities are recognized when the negotiated services are provided.

          Stock based compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and, accordingly, recognizes no compensation expense for the stock option grants.

          Earnings per share - Earnings per common share are computed based on the weighted average number of shares outstanding. Any shares of Class B common stock that are eligible for conversion (none for 1993, 1994, and
     1995) would be included in the computation of earnings per share. The effect of common stock equivalents is not material.

          Statements of cash flows -
                                           Years ended December 31,
                                      1993           1994           1995
          Cash paid:
             Interest  . . . . .  $   1,881,000 $   2,007,000  $   2,423,000
             Income taxes  . . .  $     642,000 $     499,000  $   1,453,000

          Accounting standard - In March 1995, FASB issued Statement No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undisclosed cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Effective January 1, 1995, the Company adopted SFAS No. 121. There was no cumulative effect of that accounting change on operations, nor did the change affect income for 1995.

          In  October 1995, the FASB  issued Statement No.  123, ("Statement No.
     123")  "Accounting  and  Disclosure  of  Stock-Based  Compensation,"  which encourages but does not  require companies to recognize stock  awards based on their  fair value at the date of  grant.  The Company currently follows,
     and  expects  to  follow,  the  provisions  of  APB   No.  25  and  related
     interpretations  in accounting for its  employee stock options.   Under APB
     No.  25, because the exercise price of the Company's employee stock options equals the market  price of the underlying stock  on the date of  grant, no compensation expense is recognized.  Although the Company is permitted to


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.   Organization   and   summary   of   significant   accounting  policies
          (continued)

     continue to follow the provisions of APB No. 25, under Statement No. 123, certain pro forma disclosure will be required beginning in 1996 as if the Company had accounted for its stock options under the Statement No. 123 fair value method.

      2.  Sale of common stock of subsidiary and business acquisition

          On March 25, 1993, the initial public offering of the subsidiary, TransCor, became effective. The offering consisted of 1,000,000 shares of TransCor's common stock at $5 per share. The net proceeds from the stock offering were received on April 2, 1993. The Company's 1993 statement of operations includes a gain of $879,797 resulting from this transaction. In connection with this offering, TransCor issued a convertible subordinated term note to Kimmins, which is eliminated in consolidation, that may be converted into 400,652 shares of TransCor's common stock.

          On March 31, 1995, Kimmins Recycling Corp., a wholly-owned subsidiary of TransCor acquired certain assets from County Sanitation, Inc., for $2,267,000 relating to its solid waste management operations. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $1,415,000) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $852,000, which was assigned to intangible assets, including goodwill. The operating results associated with this business acquisition are included in the Company's consolidated results of operations from April 1, 1995, to December 31, 1995.

          The pro forma unaudited results of operations for the years ended December 31, 1994 and 1995, assuming this acquisition had been consummated as of January 1, 1994, are as follows:

                                                   Year ended December 31,
                                                     1994           1995
          Revenue  . . . . . . . . . . . . . .  $100,475,000   $112,276,000
          Net income . . . . . . . . . . . . .  $    817,000   $  1,348,000
          Net income per common share  . . . .  $        .18   $        .30

      3.  Related party transactions

          During 1993, 1994, and 1995, the Company paid landfill fees of approximately $288,000, $28,000, and $88,000, respectively, to a company that is primarily owned by the brother of the Company's president. The amounts paid approximated the fair market rate for the type of services involved.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      4.  Accounts receivable

                                                        December 31,
                                                     1994           1995
          Contract and trade:
               Billed contract receivables:
                  Completed and uncompleted
                     contracts . . . . . . . .  $ 12,241,873   $ 12,919,805
                     Retainage . . . . . . . .     5,407,372      3,916,769
               Unbilled contract receivables .         -            805,500
               Trade receivables . . . . . . .     5,095,725      4,907,334
                                                  22,744,970     22,549,408
          Less allowance for doubtful accounts      (662,997)      (397,211)
                                                $ 22,081,973   $ 22,152,197
          Contract and trade - affiliates:
               Billed contract receivables .    $  1,349,058   $  1,767,747

          All unbilled receivables relate to work performed or material shipped by the balance sheet date and are billed as soon as is administratively feasible.

          Accounts receivable are comprised primarily of amounts due on specialty contracting contracts and from solid waste management customers. Credit is extended based on an evaluation of the customer's financial condition. Collateral is generally not required; however, the Company can usually file for a mechanic's lien to protect their interest in contract accounts receivable. Credit losses are provided for in the financial statements and have been within management's expectations.

          On  June  30,  1993,  Sunshadow  Apartments,  Ltd.,  and  Summerbreeze
     Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"), the Company, Citicorp Real Estate, Inc. ("Citicorp"), and Francis M. Williams entered into a settlement and note renewal agreement whereby the Chapter 11 bankruptcy filings with respect to the Apartments were voluntarily dismissed. In accordance with the terms of the settlement agreement, $3,638,696 of the accounts receivable -
     affiliates balance recorded by the Company was converted into a note receivable. The note receivable originally accrued interest at prime plus 1 3/8 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Amounts due from the Apartments at December 31, 1994 and 1995, are approximately $3,588,000 and $3,851,000, respectively.

          At   December  31,   1994   and  1995,   $4,937,000  and   $5,301,000,
     respectively, of the combined accounts receivable - affiliates and note receivable - affiliate balances are due from corporate affiliates of the Company's president. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      5.  Costs and estimated earnings on uncompleted contracts

                                                        December 31,
                                                     1994           1995
          Expenditures on uncompleted contracts $ 92,911,600   $ 65,767,913
          Estimated earnings on uncompleted
             contracts . . . . . . . . . . . .    17,028,013      7,456,516
                                                 109,939,613     73,224,429
          Less actual and allowable billings on
             uncompleted contracts . . . . . .    101,148,934    58,452,865
                                                $  8,790,679   $ 14,771,564
          Costs and estimated earnings in
             excess of billings on uncompleted
             contracts . . . . . . . . . . . .  $ 10,166,227   $ 15,378,178
          Billings in excess of costs and
             estimated earnings on uncompleted
             contracts . . . . . . . . . . . .    (1,375,548)      (606,614)
                                                $  8,790,679   $ 14,771,564

          During the years ended December 31, 1993, 1994, and 1995, the Company recognized revenue from contract claims of approximately $50,000, $1,189,000 and $1,894,000, respectively. In addition, as of December 31, 1994 and 1995, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of $5,412,000 and $10,164,000, respectively. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year.

          Other  current assets  include  certain legal  costs  of $683,000  and
     $1,226,000  at  December  31,  1994   and  1995,  respectively,  that   are
     capitalized as contract costs associated with the above contract claims.

      6.  Property and equipment

                                                        December 31,
                                                     1994           1995
          Land . . . . . . . . . . . . . . . .  $  4,699,480   $  5,067,437
          Buildings and improvements . . . . .     6,275,216      7,317,544
          Construction and recycling equipment    31,170,987     42,345,792
          Furniture and fixtures . . . . . . .     1,258,249      1,463,600
          Construction in progress . . . . . .       486,128        615,846
                                                  43,890,060     56,810,219
          Less accumulated depreciation  . . .   (17,074,631)   (19,217,558)
                                                $ 26,815,429   $ 37,592,661

          Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Construction in progress will be depreciated over the estimated useful lives when placed into service.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      7.  Term note from affiliate

          In 1988, Cumberland Casualty & Surety Company ("CCS") issued a surplus debenture to the Company that bears interest at 10 percent per annum in exchange for $3,000,000. In 1992, such debenture was assigned to Cumberland Holdings, Inc. ("Cumberland"). Cumberland entered into a term note agreement with the Company for the outstanding amount of the debenture, including accrued interest at September 30, 1992, as part of the Distribution. The term note is pari passu with the other debts of Cumberland, bears interest at 10 percent, and is due on October 1, 2002. Interest and principal are due quarterly for five years, with minimum interest payments equal to one-half of annual net earnings before interest and income taxes. Payments for the second five years are due quarterly and are payable in equal installments to amortize the remaining balance. Each of these payments will be credited first to the accrued interest and then to principal. Interest accrued on the term note at December 31, 1995, is $506,755 ($51,983 at December 31, 1994).

      8.  Accrued expenses

                                                        December 31,
                                                     1994           1995
          Deferred revenue . . . . . . . . . .  $  1,285,112   $  1,858,148
          Accrued insurance  . . . . . . . . .     1,249,858      3,130,582
          Accrued real estate taxes  . . . . .       275,660        332,725
          Other  . . . . . . . . . . . . . . .       663,145      1,727,677
                                                $  3,473,775   $  7,049,132

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      9.  Long-term debt

                                                        December 31,
                                                     1994           1995
          Notes payable, principal and interest
          payable in monthly installments
          through March 1, 2001, interest at
          varying rates up to 13 percent,
          collateralized by equipment  . . . .  $ 10,220,373   $ 20,215,486

          Revolving term bank line of credit,
          $5,000,000 ($1,290,000 during 1994),
          maximum, due October 31, 1997,
          interest at lender's base rate plus
          1/2 percent  . . . . . . . . . . . .         -          3,292,607

          Bank note payable, varying principal
          and interest payments through August
          1, 1996, interest at prime plus 1 3/4
          percent, collateralized by equipment     5,500,000      1,500,000

          Mortgage notes, principal and
          interest payable in monthly
          installments through October 1, 2010,
          interest at varying rates up to prime
          plus 1 3/4 percent, collateralized by
          land and buildings . . . . . . . . .     3,679,748      5,286,733

          Mortgage notes - $500,000 with
          related parties, interest payable in
          quarterly installments at 10 percent,
          plus a performance based return not
          to exceed 6 percent, principal due
          January 9, 1997, collateralized by
          land and buildings . . . . . . . . .     1,400,000      1,400,000
                                                  20,800,121     31,694,826
          Less current portion . . . . . . . .     6,168,006      7,074,857
                                                $ 14,632,115   $ 24,619,969

          Annual principal maturities subsequent to December 31, 1995, are as follows:

                    1996 . . . . . . . . . . . . . . . . . . . $  7,074,857
                    1997 . . . . . . . . . . . . . . . . . . .   11,010,480
                    1998 . . . . . . . . . . . . . . . . . . .    4,944,474
                    1999 . . . . . . . . . . . . . . . . . . .    5,113,589
                    2000 . . . . . . . . . . . . . . . . . . .    2,333,113
                    Thereafter . . . . . . . . . . . . . . . .    1,218,313
                                                               $ 31,694,826

          The lenders' prime rate under the bank line at both December 31, 1994 and 1995, was 8.5 percent. At December 31, 1995, there was approximately $1,707,000 of borrowings available under the revolving term bank line of credit. The Company was also contingently liable for letters of credit in the amount of approximately $3,500,000 at December 31, 1995.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      9.  Long-term debt (continued)

          The revolving term bank line of $5,000,000 and the letter of credit facility of $5,000,000 are secured by a pledge of all of the Company's subsidiaries, the Cumberland term note, and substantially all of the assets of Kimmins. The use of funds under these lines is limited among certain subsidiaries.

          The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $15,900,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 4.0 to 1.0, consolidated debt service coverage ratio of at least 0.9 to 1.0, and a fixed charge coverage ratio of not less than 0.9 to 1.0. In addition, the covenants prohibit the ability, without lender approval, of the Company to pay dividends. As of December 31, 1995, the Company was in compliance with or obtained waivers for all loan covenants, and the Company may be required to obtain similar waivers for certain covenants in 1996. The Company has obtained the personal guarantee of Mr. Francis M. Williams should waivers not be obtained and the lender accelerates the maturities of the Revolving Term Bank Line of Credit, Bank Note Payable, and the Mortgage Note on the corporate office. This guarantee provides that Mr. Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the Company is not required to pay any principal payments during 1996 more than the regularly scheduled maturities.

     10.  Employee Stock Ownership Plan Trust Debt

          In March 1990, the Company's Employee Stock Ownership Plan Trust ("ESOP") (Note 13) originally was funded from a $5,100,000 loan. This loan was refinanced during December 1995 and bears interest at prime plus 1/2 percent, with quarterly principal and monthly interest payments through October 2000. The loan is guaranteed by the Company as to payment of principal and interest and, therefore, the unpaid balance of the borrowing is reflected as debt of the Company. An equivalent amount representing unearned employee compensation, less the Company's accrued contribution (Note 12), is recorded as a deduction from stockholders' equity.

          Annual principal maturities for each of the next five years are as follows:

               1996  . . . . . . . . . . . . . . . . . . . . . $    480,000
               1997  . . . . . . . . . . . . . . . . . . . . .      480,000
               1998  . . . . . . . . . . . . . . . . . . . . .      480,000
               1999  . . . . . . . . . . . . . . . . . . . . .      480,000
               2000  . . . . . . . . . . . . . . . . . . . . .      480,000
                                                               $  2,400,000

     11.  Leasing arrangements

          The Company rents equipment, machinery, and office space for varying periods. Rental expense for the years ended December 31, 1993, 1994, and 1995, was approximately $7,855,000, $9,500,000, and $9,079,000, respectively.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     12.  Pension and other benefit plans

          Employee Stock Ownership Plan. On January 1, 1989, the Company, for the benefit of its employees, formed the ESOP to purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive. Contributions to the ESOP are made at the discretion of the Board of Directors. During 1989, the ESOP acquired from the Company's president 257,371 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the Company's president. Simultaneous with this purchase, the Company's president purchased certain receivables and interests in certain investments from the Company for a purchase price of $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note originally was funded during March 1990, through a long-term bank financing agreement guaranteed by the Company (Note 10). As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the current year. Debt of the ESOP is recorded as debt, and the shares pledged as collateral are reported as unearned employee compensation in the balance sheet. For financial statement purposes, as of December 31, 1994 and 1995, the unearned employee compensation (net of accrued contributions of approximately $228,000 and $133,000, respectively) was reflected as a reduction in stockholders' equity.

          Interest and compensation expenses relating to the ESOP are as follows:

                                           Years ended December 31,
                                      1993           1994          1995
          Interest . . . . . . .  $     287,577 $     274,519  $    354,449
          Compensation . . . . .  $     565,568 $     615,657  $    504,852


          The ESOP shares were as follows:

                                                        December 31,
                                                     1994           1995
          Allocated shares . . . . . . . . . .       105,000        135,000
          Shares released for allocation . . .        -              -
          Unreleased shares  . . . . . . . . .       150,000        120,000

          Total ESOP shares  . . . . . . . . .       255,000        255,000

          Market value of unreleased shares     $    675,000   $    900,000

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     12.  Pension and other benefit plans (continued)

          Stock Option Plan. The Company originally reserved 288,400 shares of its common stock for issuance upon the exercise of options to be granted under the Company's 1987 Stock Option Plan (the Company Plan). The exercise price of an incentive stock option granted under the Company Plan may not be less than the fair market value of the common stock at the time the option is granted. The exercise price of a non-qualified stock option granted under the Company Plan may be any amount determined by the Board of Directors but not less than the par value of the common stock on the date of the grant. Options granted under the Company Plan must, in general, expire no later than ten years from the date of the grant.

          All options granted to date provide that the grantees' rights therein vest over five years from the date of the grant. At December 31, 1995, options to purchase 208,243 shares of the Company's common stock have been granted under the Company Plan, of which approximately 92,657 are currently exercisable at prices ranging from $3.33 to $4.50 per share. Options for 4,400 shares, at a price of $4.50 per share, were exercised during the year ended December 31, 1995. No options were exercised during 1993 and 1994.

          The following is a summary of stock option transactions:

                                                  Years ended December 31,
                                                     1994           1995
          Options outstanding at beginning of
             the year  . . . . . . . . . . . .       206,143        205,143
          Options granted  . . . . . . . . . .       182,643          7,500
          Options cancelled  . . . . . . . . .      (183,643)         -
          Options exercised  . . . . . . . . .         -             (4,400)

          Options outstanding at end of year .       205,143        208,243

          Options eligible at end of year  . .        59,029         92,657

          Options available for future grants
             at end of year  . . . . . . . . .        45,057         37,557

          Option price range:
          Options granted  . . . . . . . . . .         $4.50          $4.50
          Options exercised  . . . . . . . . .           N/A          $4.50
          Options outstanding at end of year .   $3.33-$4.50    $3.33-$4.50

          Options cancelled during 1994 include 173,476 options with exercise prices ranging from $6.00 to $13.74 that were subsequently reissued during 1994 with an exercise price of $4.50.

          Multi-Employer Defined Contribution Plan. The Company makes payments to collectively bargained, multi-employer defined contribution plans covering Company union employees. Under the Multi-Employer Pension Plan Amendment Act, a withdrawing employer is required to continue funding its share of the plan's unfunded vested benefits. The Company does not possess sufficient information to determine its portion of the unfunded vested benefits, if any. Contributions to such plans for the years ended December 31, 1993, 1994, and 1995, were not significant.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     13.  Income taxes

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

          As of December 31, 1995, the Company has utilized all net operating loss carryforwards. However, the Company has alternative minimum tax credit carryforwards of approximately $299,000 available to offset future regular tax liabilities.

          As a result of TransCor's sale of its common stock in March 1993 (Note
     2), it is no longer consolidated with the Company for income tax purposes. The Company has provided deferred income taxes respect to differences between its book and tax basis in TransCor. These differences result from income recognized for book, not tax, for the gain on the sale of TransCor and TransCor's post-offering earnings, which are collectively referred to as the outside basis difference. The rate used to provide taxes on the outside basis difference is the statutory rate for the first $785,000 that represents the Company's share of TransCor's accumulated deficit at the date of the sale of its common stock. The rate for the remaining difference assumes the dividend received deduction because the Company expects to recover its investment through dividends.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     13.  Income taxes (continued)

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                        December 31,
                                                     1994           1995
          Deferred tax assets:

               Allowance for doubtful accounts  $    254,200   $    152,222
               Costs deferred for tax expensed
                  for books  . . . . . . . . .       146,800        154,553
               Alternative minimum tax credit
                  carryforwards  . . . . . . .       339,000        299,172
               Accrued workers' compensation .         -            750,552
               Other . . . . . . . . . . . . .        15,200         56,721
                                                     755,200      1,413,220
          Deferred tax liabilities:

               Excess of tax over book
                  depreciation . . . . . . . .     2,911,365      3,842,918
               Uncompleted long-term contracts       395,400        655,975
               Costs deferred for book expensed
                  for tax  . . . . . . . . . .        74,740        301,250
               Outside basis difference in
                  TransCor . . . . . . . . . .       362,000        430,478
                                                   3,743,505      5,230,621

          Net deferred tax liability . . . . .     2,988,305      3,817,401
          Less current portion liability/plus
             current portion asset . . . . . .       (73,708)       742,130
                                                $  2,914,597   $  4,559,531

          Factors causing the effective tax rate to differ from the statutory rate are as follows:

                                         Years ended December 31,
                                        1993       1994       1995
          Federal statutory rate . .     34.0%      35.0%     34.0%
          State income taxes . . . .      4.5%       7.5%     10.0%
          Additional tax on the
          Company's share of
             TransCor's earnings
             after March 25, 1993 . .     2.0%       4.0%      8.0%
          Other . . . . . . . . . . .     4.7%       1.5%      0.6%
          Effective tax rate . . . .     45.2%      48.0%     52.6%

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     14.  Stockholders' equity

          The Company's Class B common stock has the same voting rights as common stock and is not entitled to participate in cash dividends. Upon liquidation or dissolution of the Company, the holders of common stock are entitled to receive up to $9.00 per share, after which the holders of Class B common stock are entitled to receive up to $9.00 per share. Thereafter, all assets remaining for distribution will be distributed pro rata to the holders of common stock and Class B common stock. The right to convert Class B common stock to common stock occurs in any fiscal year in which the Company achieves net earnings equal to a specified amount (currently $.84 per share), which is calculated by adding the total shares outstanding at fiscal year end to the number of shares that could be converted during the fiscal year. The holders of the Class B common stock will thereafter have the right to convert up to 625,000 shares of Class B common stock into common stock on a share for share basis as follows. Each cumulative incremental increase in net earnings in any subsequent year of $.21 per share above the specified level of earnings previously obtained will afford holders the right to convert up to an additional 625,000 shares of Class B common stock into common stock on a share for share basis. Holders of Class B common stock will not be entitled to convert more than 625,000 of such shares in any fiscal year unless the Company achieves earnings of $1.44 per share of common stock in any fiscal year, which will entitle holders to convert all shares of Class B common stock into common stock. No shares of Class B common stock became eligible for conversion into common stock during the years ended December 31, 1993, 1994, and 1995.

          The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001, none of which is presently outstanding. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

     15.  Contingencies

          The Company is involved in various legal actions and claims arising in the ordinary course of its business. After taking into consideration legal counsel's evaluation of such actions and claims, management is of the opinion that their outcome will not have a material adverse effect on the consolidated financial position of the Company.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     16.  Fourth Quarter Adjustments (unaudited)

          During the fourth quarter of 1995, the Company refined its estimate of income tax expense, with an additional expense of $241,000. Also, in the fourth quarter of 1995, the Company capitalized certain contract costs. This refinement resulted in a credit to operations of $505,000 in the fourth quarter of 1995. During the fourth quarter of 1993, TransCor refined its estimate of bad debt expense, with the Company's share of the expense being $442,000.

     17.  Fair Value of Financial Investment

          The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.
     However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

          Cash.   The carrying  amount reported  in the balance  sheet for  cash approximates its fair value.

          Long-term debt. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

          The carrying amounts and fair values of the Company's financial instruments at December 31, 1995, are as follows:

                                                      December 31, 1995
                                                   Carrying         Fair
                                                    Amount         Value
          Assets:
             Cash  . . . . . . . . . . . . . .  $   1,160,463  $   1,160,463
          Liabilities:
               Notes payable . . . . . . . . .  $  31,694,826  $  31,230,000
               Employee Stock Ownership Plan
                  Trust debt . . . . . . . . .  $   2,400,000  $   2,400,000

     18.  Business segments and major customers

          The Company conducts business in two segments: specialty contracting services and solid waste management services. The specialty contracting services segment provides comprehensive services including infrastructure development, underground utility construction, roadwork, dismantling, asbestos abatement, mobile incineration, excavation, removal and disposal of contaminated soil. The solid waste management services segment offers storage, collection, transfer, transportation, resource recovery and disposal of non-hazardous waste and demolition services.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     18.  Business segments and major customers (continued)

          For the years ended December 31, 1993, 1994 and 1995, the Company's specialty contracting services segment earned gross revenue of ap-proximately $5,325,000, $5,887,000, and $1,727,000, respectively, on contracts with the United States Government.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     18.  Business segments and major customers (continued)

          A summary of information about the Company's segments for the years ended December 31, 1993, 1994 and 1995 is as follows (in thousands):

                                    Specialty
                                   Contracting   Solid Waste
                 1993               Services       Services        Total

     Gross revenue:
        Unaffiliated customers .  $     58,679  $     24,909   $     83,588
        Affiliated customers . .            21         -                 21
           Total gross revenue .  $     58,700  $     24,909   $     83,609
        Operating income . . . .  $        414  $      3,252   $      3,666
        Interest income  . . . .           848         -                848
        Interest expense . . . .         1,096           814          1,910
        Non-operating gain . . .           879         -                879
        Minority interest  . . .         -              (287)          (287)
        Income (loss) before
           income taxes  . . . .  $      1,045  $      2,151   $      3,196
        Identifiable assets  . .  $     38,737  $     31,455   $     70,192
        Depreciation and
           amortization  . . . .  $      2,242  $      1,439   $      3,681
        Capital expenditures . .  $      1,045  $      3,529   $      4,574

                                    Specialty
                                   Contracting   Solid Waste
                 1994               Services       Services        Total

     Gross revenue:
        Unaffiliated customers .  $     67,748  $     29,007   $     96,755
        Affiliated customers . .         -             -              -
           Total gross revenue .  $     67,748  $     29,007   $     96,755
        Operating income . . . .  $      1,853  $        817   $      2,670
        Interest income  . . . .         1,060         -              1,060
        Interest expense . . . .         1,590           547          2,137
        Minority interest  . . .         -               (61)           (61)
        Income (loss) before
          income taxes . . . . .  $      1,323  $        210   $      1,533
        Identifiable assets  . .  $     42,448  $     30,241   $     72,689
        Depreciation and
           amortization  . . . .  $      2,024  $      1,866   $      3,890
        Capital expenditures . .  $      3,365  $      2,439   $      5,804


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     18.  Business segments and major customers (continued)

                                    Specialty
                                   Contracting   Solid Waste
                 1995               Services       Services        Total

     Gross revenue:
        Unaffiliated customers .  $     70,227  $     41,119   $    111,346
        Affiliated customers . .         -             -              -
           Total gross revenue .  $     70,227  $     41,119   $    111,346
        Operating income . . . .  $      1,892  $      2,704   $      4,596
        Interest income  . . . .         1,005         -              1,005
        Interest expense . . . .         1,875           548          2,423
        Minority interest  . . .         -              (345)          (345)
        Income (loss) before
           income taxes  . . . .  $      1,022  $      1,811   $      2,833
        Identifiable assets  . .  $     46,778  $     46,851   $     93,629
        Depreciation and
           amortization  . . . .  $      1,748  $      2,355   $      4,103
        Capital expenditures . .  $      2,429  $     13,848   $     16,277


     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                       PART III

     Item 10.  Directors and Executive Officers of the Registrant

          The directors and executive officers of the Company are as follows:

                          Name           Age         Position

                 Francis M. Williams     54   President and Director
                 Norman S. Dominiak      51   Vice President
                 Joseph M. Williams      39   Secretary/Treasurer
                 Michael Gold            47   Director
                 George Chandler         66   Director

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

          Norman S. Dominiak, 51, has been the Vice President of the Company since March 1995, and has been employed by the Company as its Chief Financial Officer since January 1994. Mr. Dominiak served as controller of ThermoCor Kimmins, Inc., a subsidiary of the Company, from October 1991 until January 1994. From May 1988 until September 1991, Mr. Dominiak served as Senior Vice President of Creative Edge, a company engaged in the manufacturing and distribution of educational products. From October 1982 until April 1988, Mr. Dominiak served as senior vice president of Cecos Environmental Services, Inc., a company engaged in treatment, transportation, and disposal of hazardous waste. From 1965 until 1982, Mr. Dominiak was employed in various financial capacities for the Carborundum Company.

          Joseph M. Williams has been the Secretary and Treasurer of the Company since October 1988. Since November 1991, Mr. Williams has served as President and has been a Director of Cumberland Holdings, Inc., a holding company whose wholly-owned subsidiaries provide reinsurance and specialty sureties and performance and payment bonds. Since June 1986, Mr. Williams has served as President and Vice President and has been a Director of Cumberland Real Estate Holdings, Inc., the corporate general partner of Sunshadow Apartments, Ltd. ("Sunshadow") and Summerbreeze Apartments, Ltd. ("Summerbreeze"), both of which are limited partnerships. In June 1992, both Sunshadow and Summerbreeze filed voluntary petitions under Chapter 11 of the United States bankruptcy law, and each entity submitted a


     prepackaged plan of reorganization. In June 1993, Sunshadow and Summerbreeze entered into a settlement and note renewal agreement and the bankruptcy filings were voluntarily dismissed. Mr. Williams has been employed by the Company and its subsidiaries in various capacities since January 1984. From January 1982 to December 1983, he was the managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Co. Joseph M. Williams is the nephew of Francis M. Williams.

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

          Set  forth below is information regarding certain key employees of the
     Company:

          Thomas C. Andrews, 55, a registered professional engineer, has been employed as President of ThermoCor Kimmins, Inc., the Company's subsidiary engaged in site remediation, since January 1989. From November 1985 to January 1989, Mr. Andrews was employed as Vice President of Operations for ENSCO Environmental Services, Inc., a company engaged in hazardous waste incineration and remediation. From September 1981 to November 1985, Mr. Andrews served as Operations Manager of Cecos Environmental Services, Inc., a company engaged in treatment, transportation and disposal of hazardous waste. From December 1964 to September 1981, Mr. Andrews provided construction management services to contractors throughout the eastern United States. Mr. Andrews has more than 25 years experience in all phases of hazardous waste and construction management.

          Charles A. Baker Jr., 53, has been employed as Vice President of TransCor Waste Services, Inc., the Company's subsidiary engaged in solid waste management, since November 1989. From June 1981 to November 1989, Mr. Baker was employed as Vice President of Kimmins Contracting Corp., one of the Company's principal operating subsidiaries.

          Michael D. O'Brien, 45, has been employed by TransCor Waste Services, Inc. (including its predecessor) as Vice President since October 1992. From June 1987 to October 1992, Mr. O'Brien served as Vice President of Kimmins Industrial Service Corp., a subsidiary of the Company. From July 1983 to June 1987, Mr. O'Brien served as Vice President of Jordan Foster Scrap Corporation in Buffalo, New York, a company specializing in demolition and preparation of scrap for sale. From November 1972 to July 1983, Mr. O'Brien was employed by a national demolition contractor.


          John  V. Simon  Jr., 40,  has been  President and  General Manager  of
     Kimmins Contracting Corp., responsible for supervising utility construc-tion, since May 1981, and served as a Vice President of the Company from 1981 until October 1988. From January 1978 to May 1981, Mr. Simon owned Simon Construction Company, a company that performed site work and utilities and demolition projects.

     Compliance with Section 16(a) of the Securities Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Officers, directors, and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the year ended December 31, 1995, all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were complied with except that one report was filed late by Mr. Michael Gold.


     Item 11.  Executive Compensation

          Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 for the year ended December 31, 1995 (the "Named Executives"):

                                            SUMMARY COMPENSATION TABLE
                                                                              Long-Term Compensation
                                    Annual Compensation                   Awards                Payouts
                                                       Other                   Securities
                                                       Annual     Restricted   Underlying                All Other
        Name and                                       Compen-      Stock       Options/       LTIP       Compen-
   Principal Position    Year  Salary ($)  Bonus ($)  sation ($)  Award(s) ($)   SARs (#)   Payouts ($)   sation ($)
Francis M. Williams      1995  $   271,137 $        0     $0           $0            0           $0      $  989  (*)
  Chairman of the        1994  $   171,139 $        0     $0           $0            0           $0      $  977  (*)
  Board, President and   1993  $   171,137 $        0     $0           $0            0           $0      $  498  (*)
  Chief Executive
  Officer

John V. Simon, Jr.       1995  $    95,000 $   81,489     $0           $0            0           $0      $1,647  (*)
  President of Kimmins   1994  $    95,000 $   15,759     $0           $0            0           $0      $1,635  (*)
  Contracting Corp.      1993  $    95,000 $   13,193     $0           $0            0           $0      $1,069  (*)

(*)  Represents the Company's contribution  to the employee's account  of the  Company's 401(k) Plan and  premiums paid by  the Company for term  life insurance and long-term  disability.  These plans,  subject to the  terms and conditions of each plan, are available to all employees.

         Stock Option/SAR Grants in the Last  Fiscal  Year.   The following
     table summarizes stock options granted to the Named Executives in 1995. The amount shown as potentially realizable values of these options are based on assumed annual rates of appreciation in the price of the Company's common stock of 5 and 10 percent over the terms of the options and are not intended to forecast future appreciation of the Company's stock price:

                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                   Potential Realizable
                                                Percent of                                            Value at Assumed
                                               Total Options                                          Annual Rates of
                                                Granted to        Exercise                              Stock Price
                                  Options      Employees in       or Base       Expiration            Appreciation for
                 Name           Granted (#)     Fiscal Year     Price ($/SH)       Date                 Option Term

                                                                                                  5 Percent    10 Percent
            Francis M. Williams           0           0.00%     $      0.00         -             $        0   $        0
            John V. Simon, Jr.        3,333          44.44%     $      4.50      03/15/05         $    9,400   $   23,900

            No stock options or stock appreciation rights were granted to Francis M. Williams during the year ended December 31, 1995, and
     Mr. Williams does not have any stock options or stock appreciation rights that were granted in previous years.

          Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values. The following table summarizes the net value realized on the exercise of options in 1995 and the value of outstanding options as of December 31, 1995, for the Named Executives.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                      Number of
                                                                                     Securities             Value of
                                                                                     Underlying           Unexercised
                                                                                     Unexercised          In-the-Money
                                                                                   Options/SARs at       Options/SARs at
                                            Shares                                   Year-End (#)        Year-End ($)(1)
                                           Acquired               Value              Exercisable/          Exercisable/
                       Name             on Exercise (#)        Realized ($)          Unexercisable        Unexercisable
                 Francis M. Williams           0                    $0                    0/0                 $0/$0
                 John V. Simon, Jr.            0                    $0               9,800/11,867        $10,970/$11,867

                 (1)      Value is calculated using the Company's closing stock price on December  31, 1995, of $7.50 per share
                          (adjusted to reflect  the reverse stock  split on  a retroactive basis)  less the exercise price  for such shares.

            No stock options or stock appreciation rights were exercised by Francis M. Williams during the year ended December 31, 1995, and Mr. Williams does not have any outstanding stock options or SAR at December 31, 1995.


                            TEN YEAR OPTION/SAR REPRICINGS

                                                                                                                      Length of
                                                      Number of          Market                                       Original
                                                     Securities          Price            Exercise                   Option Term
                                                     Underlining      of Stock at         Price at                    Remaining
                                                    Options/SARs        Time of            Time of          New       at Date of
                                                     Repriced or      Repricing or      Repricing or     Exercise    Repricing or
                    Name                     Date     Amended (#)     Amendment ($)      Amendment ($)    Price ($)    Amendment
             Norman S. Dominiak            10/30/94       3,333            $4.50              $6.39          $4.50       4 years
             Vice President                                 833            $4.50              $7.14          $4.50       4 years

             Joseph M. Williams            10/30/94      10,333            $4.50              $6.75          $4.50       4 years
             Secretary/Treasurer

             Thomas C. Andrews             10/30/94      11,667            $4.50              $6.75          $4.50       4 years
             President of
             ThermoCor Kimmins, Inc.

             Charles A. Baker, Jr.         10/30/94      12,833            $4.50              $6.75          $4.50       4 years
             Vice President of
             TransCor

             Michael D. O'Brien            10/30/94      15,976            $4.50              $6.75          $4.50       4 years
             Vice President of
             TransCor

             John V. Simon, Jr.            10/30/94      12,833            $4.50              $6.75          $4.50       4 years
             President of Kimmins                         2,500            $4.50              $6.00          $4.50       4 years
             Contracting Corp.

            Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 1995, Francis M. Williams, the Company's President and Chairman of the Board of Directors, has served as President and Chairman of the Board of Directors of TransCor.

          Compensation of Directors. During the year ended December 31, 1995, the Company paid non-officer Directors an annual fee of $5,000 and $1,000 per board meeting attended. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

     Stock Option and Other Plans

     1987 Stock Option Plan

          The Company adopted a stock option plan (the "Plan") pursuant to which
     288,400  shares of  common stock were  originally reserved  for issuance to persons upon exercise of options  designated as "incentive stock  options,"
     within the meaning  of Section 422A  of the Internal  Revenue code of  1986
     (the "Code"), and non-qualified stock options.   The purpose of the Plan is
     to attract, retain, and motivate officers and other full-time  employees of the Company, and certain  other persons instrumental to the  success of the
     Company, and to provide them with a means to acquire a proprietary interest in the  Company.  The  Plan is  administered by a  committee consisting  of
     three  members  of the  Board  of  Directors.   The  exercise  price of  an
     incentive stock option granted under the Plan may not be less than the fair market value of  the common stock  at the time the  option is granted  (110 percent  of fair  market value  in the  case of  an incentive  stock option granted to  an employee owning more than 10  percent of the voting stock of
     the Company).   The exercise price of a non-qualified  stock option granted under the Plan may be any amount determined by the Board of Directors but


     not less than the par value of the common stock on the date of the grant. Options granted under the Plan must, in general, expire no later than ten years from the date of the grant (five years from the date of grant in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). All options granted to date provide that the grantees' rights vest over five years from the date of grant. At December 31, 1995, Joseph M. Williams held 13,333 options to purchase the Company's stock at between $3.33 and $4.50 per share of which 7,133 shares are exercisable. At December 31, 1995, John V. Simon, Jr., held 21,667 options to purchase the Company's stock at between $3.33 and $4.50 per share, of which 9,800 shares are exercisable.

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

     Employee Stock Ownership Plan

          Effective January 1, 1989, the Company formed the ESOP for the benefit of the employees of the Company and its subsidiaries to purchase shares of the Company's common stock from time to time on the open market or in negotiated transactions at prices deemed to be attractive and, simultaneously, the Profit Participation Plan was merged into the ESOP. Contributions to the ESOP are made at the discretion of the Board of Directors and, for the year ended December 31, 1989, was $200,000. During 1989, the ESOP acquired from the Company's President approximately 772,000 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the President. Simultaneously with such purchase, the President purchased certain receivables and interests in certain investments from the Company for a purchase price of $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note was funded, during March 1990, through a long-term bank financing agreement guaranteed by the Company. Expenses with respect to the ESOP include the recognition of interest expense relating to the ESOP debt and to earned compensation. For the year ended December 31, 1995, interest expense and compensation expense relating to the ESOP were $354,000 and $600,000, respectively. As of December 31, 1995, the unpaid ESOP debt (net of the $113,000 accrued contribution) is also reflected as a reduction in stockholders' equity.


     Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 18, 1996, by (i) persons known by the Company to own more than 5 percent of the Company's outstanding common stock, (ii) by each Named Executive and director of the Company, and
     (iii) all Named Executives and directors of the Company as a group:

                                                                                     Percent of
        Name and Address                                                  Percent      Total
         of Beneficial                                                       of        Voting
           Owner (1)          Title of Class         Number of Shares      Class       Power
      Francis M. Williams Common Stock                1,856,081   (2)        41.7%        61.5%
                          Class B Common Stock        2,291,569             100.0%

      Joseph M. Williams  Common Stock                  360,945   (3)         8.1%         5.4%

      Michael Gold        Common Stock                   13,223   (4)          *            *

      George Chandler     Common Stock                    6,314   (5)          *            *

      All directors and   Common Stock                2,236,563  (2)(3)      50.3%
      executive officers                                         (4)(6)                   67.2%
      as a group          Class B Common Stock        2,291,569             100.0%
      (four persons)

      (1)   The addresses of all officers and directors of the  Company above are in care of the
            Company at 1501 Second Avenue, East, Tampa, Florida 33605.

      (2)   Includes 1,479,136 shares owned  directly by Mr. Francis M.  Williams; 133,333 shares  owned by Summerbreeze and  121,750 shares owned  by Sunshadow, both of which Mr. Williams  is the sole shareholder  of the corporate  general partner and the sole limited partner (see  Item 13, "Certain Relationships and Related
            Transactions");  48,908 shares owned by Mr. Williams' wife; 30,493 shares held by Mr. Williams as  Trustee for his wife  and children; 37,913 shares  held by
            Mr. Williams as  Custodian under the New York Uniform Gifts  to Minors Act for his children;  3,482 shares  held by  the Company's 401(k)  and ESOP  Plans of which Mr.  Williams is fully vested;  and 1,067 shares held  by Kimmins Realty
            Investment, Inc., of which is owned 100 percent by Mr. Williams.

      (3)   Includes 10,000 shares owned by Mr. Joseph M. Williams; 7,133  shares issuable upon exercise of currently exercisable stock options; 2,592 shares held by the
            Company's 401(k)  and ESOP Plans  of which Mr.  Williams is fully  vested; and
            341,220 shares  held  by the  Company's  401(k) Plan  and  ESOP of  which  Mr.
            Williams is a trustee with shared voting and investment power.

      (4)   Includes 1,150 shares owned by  Mr. Gold; 5,775 shares currently owned  by Mr.
            Gold's wife; 2,898 held by Mr. Gold as  trustee for Mr. Gold's minor children;
            and  3,400 shares  issuable  upon  exercise  of  currently  exercisable  stock options.

      (5)   Includes 3,114 shares  owned by Mr.  Chandler; and 3,200 shares  issuable upon exercise of currently exercisable stock options.


      (6)   Includes  13,733 shares issuable upon  exercise of currently exercisable stock options; 6,074  shares held by  the Company's 401(k)  and ESOP Plans  of which certain officers of the Company  are fully vested; and 341,471 shares  held by the Company's 401(k) and ESOP Plans of which the Secretary of the Company is a trustee.

        *  Less than one percent.

      Item 13.  Certain Relationships and Related Transactions

          During 1994 and 1995, the Company paid landfill fees of approximately $28,000 and $88,000, respectively, to a company that is owned primarily by the brother of Mr. Francis M. Williams. The amount paid approximated fair market rates for the type of services involved.

          Mr. Francis M. Williams is the sole shareholder of the corporate general partner and the sole limited partner of Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"). On June 30, 1993, the Company, Citicorp Real Estate, Inc. ("Citicorp"), the Apartments, and Mr. Williams entered into a settlement and note renewal agreement whereby the Chapter 11 bankruptcy filings with respect to the Apartments were voluntarily dismissed. In accordance with the terms of the settlement agreement, $3,638,696 of the accounts receivable - affiliates balance recorded by the Company was converted into a note receivable. The note receivable originally accrued interest at prime plus 1 3/8 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Amounts due from the partnerships at December 31, 1994 and 1995, are approximately $3,588,000 and $3,851,000, respectively.

          At   December  31,   1994   and  1995,   $4,937,000  and   $5,301,000,
     respectively, of the contract and trade - affiliates balance is due from corporate affiliates of the Company's president. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.


     Item 14.  Exhibits, Financial Statement, Schedules, and Reports on Form 8-K

     (a)  List of documents filed as part of this Report

          1.   Financial Statements

               -    Report of Independent Certified Public Accountants
               -    Consolidated balance sheets at December 31, 1994 and 1995
               - Consolidated statements of operations for each of the three years in the period ended December 31, 1995
               - Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1995
               - Consolidated statements of cash flows for each of the three years in the period ended
                    December 31, 1995
               -    Notes to consolidated financial statements


          2.   Financial statement schedule

               Schedule                                                   Page
                Number                                                    Number

               II - Valuation and Qualifying Accounts  . . . . . . . . . . . S-1

               All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the Schedules, or because the information required is included in the financial statements and notes thereto.

          3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

               3 (a)     --   Restated  Certificate  of  Incorporation of  Regi-
                              strant, as amended.
               3 (b) *   --   By-laws of Registrant
               10.1 **   --   Stock Option Plan
               21        --   Subsidiaries of  the Reg-
                              istrant.
               23        --   Consent of  Ernst & Young
                              LLP
               27        --   Financial Data Schedule (for SEC use only)
     ______________

        * Previously filed on March 17, 1987, as part of Registrant's Registration Statement on Form S-1, File No. 33-12677, and incorporated herein by reference thereto.
        ** Previously filed on June 29, 1989, as part of Registrant's Form S-8, File No. 33-29612, and incorporated herein by reference thereto.

     (b)  Reports on Form 8-K.

          None


                                      SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.
                                          KIMMINS CORP.




     Date:        March 28, 1996      By: /s/ Francis M. Williams
                                          Francis M. Williams
                                          President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Date:        March 28, 1996          /s/ Francis M. Williams
                                          Francis M. Williams
                                          President and Director
                                          (Chief Executive Officer)



     Date:        March 28, 1996          /s/ Joseph M. Williams
                                          Joseph M. Williams
                                          Secretary/Treasurer


     Date:        March 28, 1996          /s/ Norman S. Dominiak
                                          Norman S. Dominiak
                                          Vice President and Chief
                                          Financial Officer
                                          (Principal Accounting and
                                          Financial Officer)



     Date:        March 28, 1996          /s/ Michael Gold
                                          Michael Gold, Director


     Date:        March 28, 1996          /s/ George A. Chandler
                                          George A. Chandler, Director

                                                                      EXHIBIT 21

                            SUBSIDIARIES OF THE REGISTRANT


                                                            State or Providence
                                                             of Incorporation
                             Company                          or Organization

     Kimmins Contracting Corp. . . . . . . . . . . . . . .  Florida

     Kimmins Ltd.  . . . . . . . . . . . . . . . . . . . .  Ontario, Canada
     Kimmins Industrial Service Corp.  . . . . . . . . . .  Delaware

     Kimmins Abatement Corp. . . . . . . . . . . . . . . .  Delaware

     ThermoCor Kimmins, Inc. (f/k/a Kimmins Thermal Corp.)  Florida

     TransCor Waste Services, Inc. . . . . . . . . . . . .  Florida
     Kimmins Recycling Corp. . . . . . . . . . . . . . . .  Florida

     Kimmins Incorporated  . . . . . . . . . . . . . . . .  Texas

     Kimmins International . . . . . . . . . . . . . . . .  Florida

     Fourth Avenue Holdings, Inc.  . . . . . . . . . . . .  Florida
     40th Street, Inc. . . . . . . . . . . . . . . . . . .  Florida

     Lantana Eighth Avenue Corp. . . . . . . . . . . . . .  Florida

     Factory Street Corporation  . . . . . . . . . . . . .  Tennessee

                                                                      EXHIBIT 23








                 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




          We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-29612) pertaining to the 1987 Stock Option Plan of Kimmins Corp. and in the related Prospectus, of our report dated March 8, 1996, with respect to the consolidated financial statements and schedule of Kimmins Corp. included in the Annual Report (Form 10-K) for the year ended December 31, 1995.








                                                               ERNST & YOUNG LLP





     Tampa, Florida
     March 28, 1996


                                    KIMMINS CORP.

                   Schedule II - Valuation and Qualifying Accounts

                           Allowance for Doubtful Accounts

                                                      Additions
                                       Balance at      Charged     Deductions    Balance at
                                      Beginning of     to Costs       from         End of
               Description              Period      and Expenses  Allowances (a)   Period
      Year ended December 31, 1993  . $   644,907   $    961,325  $  (1,168,216)  $  438,016

      Year ended December 31, 1994  . $   438,016   $    495,375  $    (270,394)  $  662,997

      Year ended December 31, 1995  . $   662,997   $    404,455  $    (670,241)  $  397,211

      (a)   Balance represents the write-off of uncollectible accounts.