Form 10-Q
period 1996-03-31
KIMMINS CORP/DE
filed 1996-05-14
CIK 811562

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                     -------------------------------------------
                                      FORM 10-Q

        [Mark One]
        [X]  Quarterly  Report  Pursuant  to  Section  13   or  15(d)  of  the
             Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1996.
                                          OR
        [ ]  Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
             Securities Exchange Act of 1934
           For the transition period from ______________ to ______________.

                             Commission File No. 0-16372

                     -------------------------------------------

                                    KIMMINS CORP.
                (Exact name of registrant as specified in its charter)

                    Delaware                         59-2763096
            (State of incorporation)    (I.R.S. Employer Identification Number)

                   1501 Second Avenue, East, Tampa, Florida  33605
      (Address of registrant's principal executive offices, including zip code)

                     -------------------------------------------
        (Registrant's telephone number, including area code):  (813) 248-3878

                         Kimmins Environmental Service Corp.
        ----------------------------------------------------------------------
       (Former name, former address, and former fiscal year, if changed since last report)

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

                  Applicable Only to Issuers Involved in Bankruptcy
                     Proceedings During the Preceding Five Years

        Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes [X]    No [ ]

                         Applicable Only to Corporate Issuers

        The number of shares of Common Stock outstanding on May 13, 1996, was 4,447,397 shares.

        The number of shares of Class B Common Stock outstanding on May 13, 1996, was 2,291,569 shares.


                                    KIMMINS CORP.

                                      FORM 10-Q

                                        INDEX




                                                                         Page
                                                                        ------
        PART I.   FINANCIAL INFORMATION

                  Item 1.   Consolidated balance sheets at
                            December 31, 1995 and
                            March 31, 1996 (unaudited)  . . . . . . . .  1 - 2

                            Consolidated statements of operations for
                            the three months ended March 31, 1995
                            and 1996 (unaudited)  . . . . . . . . . . . . .  3

                            Consolidated statements of cash flows for
                            the three months ended March 31, 1995
                            and 1996 (unaudited)  . . . . . . . . . . . . .  4

                            Notes to consolidated financial statements   5 - 6

                  Item 2.   Management's discussion and analysis of
                            financial condition and results
                            of operations . . . . . . . . . . . . . . .  7 - 8


        PART II.  OTHER INFORMATION

                  Item 1.   Legal proceedings . . . . . . . . . . . . . . .  9

                  Item 2.   Changes in securities . . . . . . . . . . . . .  9

                  Item 3.   Defaults upon senior securities . . . . . . . .  9

                  Item 4.   Submission of matters to a vote of
                            security holders  . . . . . . . . . . . . . . .  9

                  Item 5.   Other information . . . . . . . . . . . . . . .  9

                  Item 6.   Exhibits and reports on Form 8-K  . . . . . . .  9

                            Signatures  . . . . . . . . . . . . . . . . . . 10


                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION


        Item 1.   FINANCIAL STATEMENTS


                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS


                                                 December 31,     March 31,
                                                     1995           1996
         ASSETS                                 -------------  -------------
         ------                                                  (unaudited)

         Current assets:
            Cash . . . . . . . . . . . . . .    $  1,160,463   $    137,986
             Accounts receivable:
                Contract and trade . . . . .      22,152,197     23,418,120
                Other receivables -
                  affiliates . . . . . . . .       1,903,832      1,953,460
             Notes receivable - affiliate  .          56,667         56,667
             Costs and estimated earnings
                in excess of billings on
               uncompleted contracts . . . .      15,378,178     14,765,469
             Income tax refund receivable  .       1,050,625      1,932,688
             Deferred income tax . . . . . .         742,130        742,130
             Other current assets  . . . . .       1,673,100      1,912,721
                                                -------------  -------------
               Total current assets  . . . .      44,117,192     44,919,241
                                                -------------  -------------

         Property and equipment, net . . . .      37,592,661     38,430,901
         Intangible assets . . . . . . . . .         785,175        910,400
         Accounts receivable - affiliates  .       1,450,716      1,478,126
         Note receivable - affiliate . . . .       3,794,060      3,896,028
         Term note from affiliate (including
            accrued interest of $506,755 and
            $627,702 as of December 31, 1995,
            and March 31, 1996, respectively)      4,797,804      4,918,751
         Other assets  . . . . . . . . . . .       1,090,942      1,314,973
                                                -------------  -------------
                                                $ 93,628,550   $ 95,868,420
                                                =============  =============









                               See accompanying notes.


                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS


                                                 December 31,     March 31,
                                                     1995           1996
         LIABILITIES AND STOCKHOLDERS' EQUITY   -------------  -------------
         ------------------------------------                    (unaudited)

         Current liabilities:
             Accounts payable - trade  . . .    $ 17,358,270   $ 13,825,699
             Accrued expenses  . . . . . . .       7,049,132      7,292,547
             Billings in excess of costs and
               estimated earnings on
               uncompleted contracts . . . .         606,614        376,869
             Current portion of long-term debt     7,074,857      7,552,499
             Current portion of Employee Stock
               Ownership Plan Trust debt . .         480,000        480,000
                                                -------------  -------------
                   Total current liabilities      32,568,873     29,527,614
                                                -------------  -------------

         Long-term debt  . . . . . . . . . .      24,619,969     31,347,068
         Employee Stock Ownership Plan
            Trust debt . . . . . . . . . . .       1,920,000      1,679,250
         Deferred income taxes . . . . . . .       4,559,531      4,559,531
         Minority interest in subsidiary . .       3,578,741      3,531,851
         Commitments and contingencies . . .           -              -

         Stockholders' equity:
             Preferred stock, $.001 par value;
               1,000,000 shares authorized,
               none issued and outstanding             -              -
             Common stock, $.001 par value;
               32,500,000 shares authorized;
               4,447,397 shares issued and
               outstanding . . . . . . . .             4,447          4,447
             Class B common stock, $.001 par
               value; 10,000,000 shares
               authorized; 2,291,569 shares
               issued and outstanding  . . .           2,292          2,292
             Capital in excess of par value       18,730,173     18,730,173
             Retained earnings . . . . . . .       9,911,606      8,645,444
             Unearned employee compensation
               from Employee Stock Ownership
               Plan Trust  . . . . . . . . .      (2,267,082)    (2,159,250)
                                                -------------  -------------
                  Total stockholders' equity      26,381,436     25,223,106
                                                -------------  -------------
                                                $ 93,628,550   $ 95,868,420
                                                =============  =============



                               See accompanying notes.


                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months Ended March 31,
                                                ----------------------------
                                                     1995           1996
                                                -------------  -------------
                                                 (unaudited)    (unaudited)
         Revenue:
             Gross revenue . . . . . . . . .    $ 25,749,750   $ 24,710,145
             Outside services, at cost . . .      (4,705,106)    (2,299,003)
                                                -------------  -------------

             Net revenue . . . . . . . . . .      21,044,644     22,411,142

         Costs and expenses:
             Cost of revenue earned  . . . .      16,709,388     20,614,734
             Selling, general and
               administrative expenses . . .       2,720,542      3,612,830
                                                -------------  -------------
         Operating income (loss) . . . . . .       1,614,714     (1,816,422)

         Minority interest in net loss
            (income) of subsidiary . . . . .        (101,357)        46,890
         Interest expense, net . . . . . . .        (343,536)      (495,258)
                                                -------------  -------------
         Income (loss) before provision for
            income taxes . . . . . . . . . .       1,169,821     (2,264,790)

         Provision for income taxes (benefit)        506,777       (998,628)
                                                -------------  -------------

         Net income (loss) . . . . . . . .      $    663,044   $ (1,266,162)
                                                =============  =============


         Per Share Data:
         Income (loss) per share . . . . . .    $        .15   $       (.28)
                                                =============  =============

         Weighted average number of shares
            outstanding used in
            computation  . . . . . . . . . .       4,442,997      4,447,397
                                                =============  =============









                               See accompanying notes.


                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH


                                                Three months ended March 31,
                                                ----------------------------
                                                     1995           1996
                                                -------------  -------------
                                                  (unaudited)    (unaudited)
         Cash flows from operating
            activities:
            Net income (loss)  . . . . . .      $    663,044   $ (1,266,162)
            Adjustments to reconcile net
            income (loss) to net cash
            provided (used) by operating
            activities:
                Depreciation and amortization        898,292      1,258,598
                Minority interest in net
                  income (loss) of
                  subsidiary . . . . . . . .         101,357        (46,890)
                (Gain) loss on disposal of
                  property and equipment . .         (70,924)        27,726
               Accrued interest on term note        (109,985)      (120,947)
               Unearned employee compensation
                  from Employee Stock
                  Ownership Plan Trust . . .         149,448        107,832
                Changes in operating assets
                  and liabilities:
                   Accounts receivable . . .         854,842     (1,444,929)
                Costs and estimated earnings
                  in excess of billings on
                  uncompleted contracts  . .        (559,208)       612,709
                Income tax refund receivable         574,516       (882,063)
               Other assets  . . . . . . . .        (396,822)      (463,652)
               Accounts payable  . . . . . .        (568,273)    (3,532,571)
               Accrued expenses  . . . . . .        (177,479)       243,415
               Billings in excess of costs
                  and estimated earnings on
                  uncompleted contracts  . .        (411,853)      (229,745)
                                                -------------  -------------
                     Total adjustments . . .         283,911     (4,470,517)
                                                -------------  -------------
         Net cash provided (used) by
            operating activities . . . . . .         946,955     (5,736,679)
                                                -------------  -------------






                               See accompanying notes.


                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH
                                     (continued)


                                                Three months ended March 31,
                                                ----------------------------
                                                     1995           1996
                                                -------------  -------------
                                                  (unaudited)    (unaudited)

         Cash flows from investing
            activities:
            Capital expenditures . . . . . .      (3,520,572)    (2,326,885)
             Proceeds from sale of property
               and equipment . . . . . . . .         218,000         77,096
                                                -------------  -------------
         Net cash used by investing
            activities . . . . . . . . . . .      (3,302,572)    (2,249,789)
                                                -------------  -------------
         Cash flows from financing
            activities:
             Proceeds from long-term debt  .       3,933,597      8,672,992
             Repayments of long-term debt . (1,119,063) (1,468,251) Repayments of Employee Stock
               Ownership Plan Trust debt . .        (150,000)      (240,750)
                                                -------------  -------------
         Net cash provided by financing
            activities . . . . . . . . . . .       2,664,534      6,963,991
                                                -------------  -------------

         Net increase (decrease) in cash . .         308,917     (1,022,477)
         Cash, beginning of period . . . . .         479,106      1,160,463
                                                -------------  -------------
         Cash, end of period . . . . . . . .    $    788,023   $    137,986
                                                =============  =============
















                               See accompanying notes.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        1.   Organization and summary of significant accounting policies

             Basis of presentation - These financial statements of Kimmins Corp. (f/k/a Kimmins Environmental Service Corp.) ("Kimmins") and its subsidiaries (collectively, the "Company") omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the financial information for the interim periods reported have been made.

             Intangible assets - Intangible assets consist principally of the excess of costs over fair market value of the net assets of the acquired solid waste management business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years.

        2.   Costs and estimated earnings on uncompleted contracts

                                                 December 31,     March 31,
                                                    1995            1996
                                                -------------  -------------
                                                                 (unaudited)
             Expenditures on uncompleted
                contracts  . . . . . . . . . .  $ 65,767,913   $ 63,884,084
             Estimated earnings on
                uncompleted contracts  . . . .     7,456,516      6,111,438
                                                -------------  -------------
             Less actual and allowable            73,224,429     69,995,522
                billings on uncompleted
                contracts  . . . . . . . . . .    58,452,865     55,606,922
                                                -------------  -------------
                                                $ 14,771,564   $ 14,388,600
                                                =============  =============
             Costs and estimated earnings in
                excess of billings on
                uncompleted contracts  . . . .  $ 15,378,178   $ 14,765,469
             Billings in excess of costs and
                estimated earnings on
                uncompleted contracts  . . . .      (606,614)      (376,869)
                                                -------------  -------------
                                                $ 14,771,564   $ 14,388,600
                                                =============  =============


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        3.   Property and equipment, net

                                                 December 31,     March 31,
                                                     1995           1996
                                                -------------  -------------
                                                                 (unaudited)

             Land  . . . . . . . . . . . . . .  $  5,067,437   $  5,421,440
             Buildings and improvements  . . .     7,317,544      7,366,736
             Construction and recycling
                equipment  . . . . . . . . . .    42,345,792     44,116,927
             Furniture and fixtures  . . . . .     1,463,600      1,385,014
             Construction in progress. . . . .       615,846        332,861
                                                -------------  -------------
                                                  56,810,219     58,622,978
             Less accumulated depreciation . .   (19,217,558)   (20,192,077)
                                                -------------  -------------
                                                $ 37,592,661   $ 38,430,901
                                                =============  =============

             Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to thirty years. Construction in progress will be depreciated over the estimated useful lives when placed into service.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        4.   Long-term debt
                                                 December 31,     March 31,
                                                     1995           1996
                                                -------------  -------------
                                                                 (unaudited)
             Notes payable, principal and
             interest payable in monthly
             installments through March 1,
             2001, interest at varying rates
             up to 13 percent, collateralized
             by equipment  . . . . . . . . . .  $ 20,215,486   $ 20,833,883

             Revolving term bank line of
             credit, $10,000,000 ($5,000,000
             during 1995), maximum, due
             October 31, 1997, interest at
             lender's base rate plus 1/2
             percent . . . . . . . . . . . . .     3,292,607      9,952,607

             Bank note payable, varying
             principal and interest payments
             through August 1, 1996, interest
             at prime plus 1 3/4 percent,
             collateralized by equipment . . .     1,500,000      1,500,000

             Mortgage notes, principal and
             interest payable in monthly
             installments through October 1,
             2010, interest at varying rates
             up to prime plus 1 3/4 percent,
             collateralized by land and
             buildings . . . . . . . . . . . .     5,286,733      5,213,077

             Mortgage notes - $500,000 with
             related parties, interest payable
             in quarterly installments at 10
             percent, plus a performance based
             return not to exceed 6 percent,
             principal due January 9, 1997,
             collateralized by land and
             buildings . . . . . . . . . . . .     1,400,000      1,400,000
                                                -------------   ------------
                                                  31,694,826     38,899,567
             Less current portion  . . . . . .     7,074,857      7,552,499
                                                -------------  -------------
                                                $ 24,619,969   $ 31,347,068
                                                =============  =============


             At March 31, 1996, $1,400,000 of the Mortgage Note is classified as long-term debt since it is the Company's intent to refinance the debt on a long-term basis.


        Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995


             Net revenue for the three months ended March 31, 1996, increased by 6 percent to $22,411,000 from $21,045,000 for the three months ended March 31, 1995. The increase is due primarily to the continued growth of the Company's solid waste management segment as it expands its operations in the Florida market ($2,242,000 increase in net revenue) and the growth of the Company's utility contracting services ($839,000 increase in net revenue). This increase offsets certain decreases in the Company's remediation services ($1,630,000 decrease in net revenue) and industrial demolition services ($110,000 decrease in net revenue).

             Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 10 percent for the first quarter of 1996 from 22 percent for the same period in 1995. The Company will utilize the services of a subcontractor when it determines that an economic opportunity exists with regards to providing the services internally.

             Cost of revenue earned, as a percentage of net revenue, for the first quarter of 1996 increased to 92 percent from 79 percent for the same period in 1995. As a result, the gross margin percentage decreased to 8 percent of net revenue for the first quarter of 1996 from 21 percent for the same period in 1995. The gross profit for the first quarter of 1996 was $1,796,000 compared to $4,335,000 for the first quarter of 1995. The decrease in the dollar amount and percentage of gross margin is primarily associated with losses on two utility contracting projects that failed to perform to the Company's original projections and lower profit margins earned on certain solid waste management services.

             During the three months ended March 31, 1996, selling, general and administrative expenses increased to $3,613,000 (16 percent of net revenue) from $2,721,000 (13 percent of net revenue) for the three months ended March 31, 1995. The dollar increase is primarily a result of increased overhead costs associated with higher net revenue.

             Minority interest in net loss of subsidiary was $47,000 for the three months ended March 31, 1996, compared to minority interest in net income of subsidiary of $101,000 during the same period in 1995. The minority interest in net income (loss) of the subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The decrease in TransCor's earnings between years is attributable to the lower profit margins earned on certain solid waste management services.

             Net  interest   expense  increased  to  $495,000   from  $344,000
        primarily due to the increase in the amount of interest-bearing debt.


        Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995


             As a result of the foregoing, income (loss) before provision for income taxes for the three months ended March 31, 1996, was ($2,265,000) (10 percent of net revenue) compared to $1,170,000 (6 percent of net revenue) during the same period in 1995.

             The Company's effective tax rate was 44.1 percent for the three months ended March 31, 1996, compared to a tax rate of 43.3 percent for 1995.

             As a result of the foregoing, net loss for the three months ended March 31, 1996, was $1,266,000 (6 percent of net revenue) as compared with net income of $663,000 (3 percent of net revenue) for the same period during 1995.


        Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES


             Cash provided (used) by operating activities was ($5,737,000) and $947,000 during the three months ended March 31, 1996 and 1995, respectively. For the first three months of 1996, the cash used by operating activities of $5,737,000 is due primarily to the Company's net loss, offset by the effect of depreciation, net of changes in certain operating assets and liabilities (primarily accounts receivable, income tax refund receivable, and accounts payable). For the first three months of 1995, the cash provided by operating activities  of $947,000  is  due primarily  to  cash provided  by  net income, plus the effect of depreciation, net of changes in certain operating assets and liabilities (primarily accounts receivable, costs, and estimated earnings in excess of billings on uncompleted contracts and accounts payable). The Company had cash requirements related to capital expenditures during the three months ended March 31, 1996 and 1995 of $2,327,000 and $3,521,000, respectively. These expenditures were primarily related to the acquisition of equipment associated with the Company's solid waste transfer stations. At March 31, 1996, the Company had borrowed $9,953,000 of its revolving term bank line of credit, with $47,000 available for future borrowing.

             During the three months ended March 31, 1996 and 1995, the Company's average contract and trade receivables less retainage were outstanding for 77 and 63 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payables.

             Mr. Francis M. Williams is the sole shareholder of the corporate general partner and the sole limited partner of Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"). On June 30, 1993, the Company, Citicorp Real Estate, Inc. ("Citicorp"), the Apartments, and Francis M. Williams entered into a settlement and note renewal agreement whereby the Apartments' Chapter 11 bankruptcy filings were voluntarily dismissed. In accordance with the terms of the settlement agreement, $3,638,696 of the accounts receivable - affiliates balance recorded by the Company was converted into a note receivable. The note receivable bears interest at prime plus 2 percent, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Amounts due from the Apartments at December 31, 1995, and March 31, 1996, are approximately $3,851,000 and $3,953,000, respectively.

             At  December  31,  1995,  and  March  31,  1996, $5,301,000,  and
        $5,431,000, respectively, of the combined accounts receivable - affiliates and note receivable - affiliates are due from affiliates of the Company's president. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.


        Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES


             The Company's current bonding coverage for non-environmental projects is $30 million for an individual project ($100 million aggregate). The Company has been able to obtain bonding coverage in amounts up to $8.5 million for environmental projects. However, the Company has experienced difficulties in obtaining bonding coverage for environmental projects in excess of this amount. Although each project has its own distinct and separate bond requirements, the Company may be unable to competitively bid on environmental projects that require a bond in excess of $8.5 million.

             Inflation has not had, and is not expected to have, a material effect upon the Company's operations.


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

                  None

        Item 6.   Exhibits and reports on Form 8-K

                  (a) The following document is filed as an exhibit to this Quarterly Report on Form 10-Q:

                       27 - Financial Data Schedule (for SEC use only)

                  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.




                                      SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     KIMMINS CORP.


        Date:    May 13, 1996              By:  /s/ Francis M. Williams
              ------------------               -----------------------------
                                                Francis M. Williams
                                                President and
                                                Chief Executive Officer
                                                (Principle Executive Officer)


        Date:    May 13, 1996              By:  /s/ Norman S. Dominiak
              ------------------               -----------------------------
                                                Norman s. Dominiak
                                                Vice President and
                                                Chief Financial Officer
                                                (Principle Accounting and
                                                 Financial Officer)