Form 10-Q
period 1996-06-30
KIMMINS CORP/DE
filed 1996-08-13
CIK 811562

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                    ---------------------------------------------
                                      FORM 10-Q

      [Mark One]
      [X] Quarterly  Report Pursuant to Section  13 or 15(d)  of the Securities
          Exchange Act of 1934
                     For the quarterly period ended June 30, 1996

                                          OR

      [  ]     Transition  Report  Pursuant  to  Section  13  or  15(d)  of the
               Securities Exchange Act of 1934
                For the transition period from _________ to _________.

                             Commission File No. 0-16372
                    ---------------------------------------------

                                    KIMMINS CORP.
                (Exact name of registrant as specified in its charter)

               Delaware                          59-2763096
       (State of incorporation)  (I.R.S. Employer Identification Number)

                   1501 Second Avenue, East, Tampa, Florida  33605
      (Address of registrant's principal executive offices, including zip code)
                    ---------------------------------------------
        (Registrant's telephone number, including area code):  (813) 248-3878

                                         None
                    ---------------------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

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

                         Applicable Only to Corporate Issuers

      The number of shares of Common Stock outstanding on August 12, 1996, was 4,447,397 shares.

      The number of shares of Class B Common Stock outstanding on August 12, 1996, was 2,291,569 shares.
                                    KIMMINS CORP.

                                      FORM 10-Q

                                        INDEX




                                                                          PAGE
                                                                         ------

      PART I.  FINANCIAL INFORMATION

             Item 1.   Consolidated balance sheets at
                       December 31, 1995
                       and June 30, 1996 (unaudited)  . . . . . . . . . . 1 - 2

                       Consolidated statements of operations
                       for the three and  six months ended
                       June 30, 1995 and 1996 (unaudited) . . . . . . . . 3 - 4

                       Consolidated statements of cash flows
                       for the six months ended
                       June 30, 1995 and 1996 (unaudited) . . . . . . . . 5 - 6

                       Notes to consolidated financial statements . . .  7 - 10

             Item 2.   Management's discussion and analysis
                       of financial condition and results
                       of operations  . . . . . . . . . . . . . . . . . 11 - 15


      PART II.    OTHER INFORMATION

             Item 1.   Legal proceedings  . . . . . . . . . . . . . . . . .  16

             Item 2.   Changes in securities  . . . . . . . . . . . . . . .  16

             Item 3.   Defaults upon senior securities  . . . . . . . . . .  16

             Item 4.   Submission of matters to a vote of security holders   16

             Item 5.   Other information  . . . . . . . . . . . . . . . . .  16

             Item 6.   Exhibits and reports on Form 8-K . . . . . . . . . .  16

                       Signatures . . . . . . . . . . . . . . . . . . . . .  17

                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION

      Item 1.   FINANCIAL STATEMENTS

                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS


                                               December 31,    June 30,
                                                   1995          1996
           ASSETS                             -------------  -------------
                                                              (unaudited)

           Current assets:
             Cash  . . . . . . . . . . . . .  $  1,160,463   $    208,513
             Accounts receivable:
               Contract and trade  . . . . .    22,152,197     21,011,910
               Other receivables -
                  affiliates . . . . . . . .     1,903,832      1,945,718
             Notes receivable - affiliate  .        56,667         56,667
             Costs and estimated earnings
               in excess of billings on
               uncompleted contracts . . . .    15,378,178     14,770,676
             Income tax refund receivable  .     1,050,625      1,274,685
             Deferred income tax . . . . . .       742,130        742,130
             Other current assets  . . . . .     1,673,100      2,560,112
                                              -------------  -------------
               Total current assets  . . . .    44,117,192     42,570,411
                                              -------------  -------------

           Property and equipment, net . . .    37,592,661     38,413,933
           Intangible assets . . . . . . . .       785,175        967,208
           Accounts receivable -
             affiliates  . . . . . . . . . .     1,450,716      1,503,522
           Note receivable - affiliate . . .     3,794,060      4,000,696
           Term note from affiliate
             (including accrued interest of
             506,755 and $751,699 as of
             December 31, 1995, and June 30,
             1996, respectively) . . . . . .     4,797,804      5,042,748
           Other assets  . . . . . . . . . .     1,090,942      1,382,352
                                              -------------  -------------

                                              $ 93,628,550   $ 93,880,870
                                              =============  =============








                               See accompanying notes.

                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS
                                     (continued)

                                              December 31,     June 30,
                                                   1995          1996
           LIABILITIES AND STOCKHOLDERS'      -------------  -------------
           EQUITY                                             (unaudited)

           Current liabilities:
             Accounts payable - trade  . . .  $ 17,358,270   $ 13,479,636
             Accrued expenses  . . . . . . .     7,049,132      6,883,658
             Billings in excess of costs and
                estimated earnings on
                uncompleted contracts  . . .       606,614        523,504
             Current portion of long-term
               debt  . . . . . . . . . . . .     7,074,857      4,537,917
             Current portion of Employee
               Stock Ownership Plan Trust
               debt  . . . . . . . . . . . .       480,000        480,000
                                              -------------  -------------
               Total current liabilities . .    32,568,873     25,904,715
                                              -------------  -------------
           Long-term debt  . . . . . . . . .    24,619,969     32,735,169
           Employee Stock Ownership Plan
             Trust debt  . . . . . . . . . .     1,920,000      1,560,000
           Deferred income taxes . . . . . .     4,559,531      4,559,531
           Minority interest in subsidiary .     3,578,741      3,565,287
           Commitments and contingencies . .         -              -
           Stockholders' equity:
             Preferred stock, $.001 par
               value; 1,000,000 shares
               authorized, none issued and
               outstanding   . . . . . . . .         -              -
             Common stock, $.001 par value;
               32,500,000 shares authorized;
               4,447,397 shares issued and
               outstanding . . . . . . . . .         4,447          4,447
             Class B common stock, $.001 par
               value; 10,000,000 shares
               authorized; 2,291,569 shares
               issued and outstanding  . . .         2,292          2,292
             Capital in excess of par value.    18,730,173     18,730,173
             Retained earnings . . . . . . .     9,911,606      8,872,986
             Unearned employee compensation
               from Employee Stock Ownership
               Plan Trust  . . . . . . . . .    (2,267,082)    (2,040,000)
                                              -------------  -------------
                                                26,381,436     25,569,898
             Less treasury stock at cost . .         -            (13,730)
                                              -------------  -------------
               Total stockholders equity . .    26,381,436     25,556,168
                                              -------------  -------------
                                              $ 93,628,550   $ 93,880,870
                                              =============  =============
                               See accompanying notes.
                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three months ended June 30,
                                              ---------------------------

                                                   1995          1996
                                              -------------  -------------
                                               (unaudited)    (unaudited)
           Revenue:
             Gross revenue . . . . . . . . .  $ 25,468,296   $ 27,374,204
             Outside services, at cost . . .    (2,575,507)    (2,291,739)
                                              -------------  -------------

             Net revenue . . . . . . . . . .    22,892,789     25,082,465

           Costs and expenses:
             Cost of revenue earned  . . . .    18,856,400     20,315,712
             Selling, general and
               administrative expenses . . .     3,154,260      3,796,997
                                              -------------  -------------
           Operating income  . . . . . . . .       882,129        969,756

           Minority interest in net income of
             subsidiary  . . . . . . . . . .      (123,740)       (33,436)
           Interest expense, net . . . . . .      (331,364)      (550,764)
                                              -------------  -------------
           Income before provision for income
             taxes . . . . . . . . . . . . .       427,025        385,556

           Provision for income taxes  . . .       203,425        158,014
                                              -------------  -------------

           Net income  . . . . . . . . . . .  $    223,600   $    227,542
                                              =============  =============


           Per Share Date:
           Income per share  . . . . . . . .  $        .05   $        .05
                                              =============  =============

           Weighted average number of shares
             outstanding used in
             computation . . . . . . . . . .     4,442,997      4,444,782
                                              =============  =============









                               See accompanying notes.

                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Six months ended June 30,
                                              ---------------------------

                                                   1995          1996
                                              -------------  -------------
                                               (unaudited)    (unaudited)
           Revenue:
             Gross revenue . . . . . . . . .  $ 51,218,046   $ 52,084,349
             Outside services, at cost . . .    (7,280,613)    (4,590,742)
                                              -------------  -------------

             Net revenue . . . . . . . . . .    43,937,433     47,493,607

           Costs and expenses:
             Cost of revenue earned  . . . .    35,565,788     40,930,446
             Selling, general and
                administrative expenses. . .     5,874,802      7,409,827
                                              -------------  -------------
           Operating income (loss) . . . . .     2,496,843       (846,666)

           Minority interest in net (income)
             loss of subsidiary  . . . . . .      (225,097)        13,454
           Interest expense, net . . . . . .      (674,900)    (1,046,022)
                                              -------------  -------------

           Income (loss) before provision for
             income taxes  . . . . . . . . .     1,596,846     (1,879,234)

           Provision for income taxes
             (benefit) . . . . . . . . . . .       710,202       (840,614)
                                              -------------  -------------
           Net income (loss) . . . . . . . .  $    886,644   $ (1,038,620)
                                              =============  =============


           Per Share Data:

           Income (loss) per share . . . . .  $        .20   $      (.23)
                                              =============  ============

           Weighted average number of
             shares outstanding used in
             computation . . . . . . . . . .     4,442,997      4,445,746
                                              =============  =============







                               See accompanying notes.

                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   DECREASE IN CASH

                                                Six months ended June 30,
                                              ----------------------------
                                                   1995          1996
                                              -------------  -------------
                                               (unaudited)    (unaudited)
           Cash flows from operating
           activities:
             Net income (loss) . . . . . . .  $    886,644   $ (1,038,620)
             Adjustments to reconcile net
               income (loss) to net cash
               provided (used) by operating
               activities:
                  Depreciation and
                    amortization . . . . . .     1,874,427      2,571,433
                  (Gain) loss on disposal of
                    property and equipment .      (143,814)        58,403
                  Accrued interest on term
                    note . . . . . . . . . .      (222,193)      (244,944)
                  Minority interest in net
                    (income) loss of
                    subsidiary . . . . . . .       225,097        (13,454)
                  Unearned employee
                    compensation from
                    Employee Stock Ownership
                    Plan Trust . . . . . . .       297,852        227,082
                  Changes in operating assets
                  and liabilities:
                    Accounts receivable  . .      (129,076)       838,959
                    Costs and estimated
                       earnings in excess of
                       billings on
                       uncompleted
                       contracts . . . . . .      (239,455)       607,502
                    Income tax refund
                       receivable  . . . . .       501,331       (224,060)
                    Other assets . . . . . .    (1,163,770)    (1,178,422)
                    Accounts payable . . . .       439,932     (3,878,634)
                    Accrued expenses . . . .       486,932       (165,474)
                    Billings in excess of
                       costs and estimated
                       earnings on uncompleted
                       contracts . . . . . .       (27,913)       (83,110)
                                              -------------  -------------
             Total adjustments . . . . . . .     1,899,350     (1,484,719)
           Net cash provided (used) by        -------------  -------------
             operating activities  . . . . .     2,785,994     (2,523,339)
                                              -------------  -------------

                               See accompanying notes.

                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   DECREASE IN CASH
                                     (continued)


                                                Six months ended June 30,
                                              ----------------------------
                                                   1995          1996
                                              -------------  -------------
                                               (unaudited)    (unaudited)
           Cash flows from investing
           activities:
             Capital expenditures  . . . . .    (4,571,202)    (3,816,724)
             Proceeds from sale of property
               and equipment . . . . . . . .       621,360        183,583
           Net cash used by investing         -------------  -------------
             activities  . . . . . . . . . .    (3,949,842)    (3,633,141)
                                              -------------  -------------
           Cash flows from financing
           activities:
             Proceeds from long-term debt  .     4,509,748      9,587,467
             Repayments of long-term debt . (3,091,167) (4,009,207) Repayments of Employee Stock
               Ownership Plan Trust debt . .      (300,000)      (360,000)
             Purchase of treasury stock  . .         -            (13,730)
           Net cash provided by financing     -------------  -------------
             activities  . . . . . . . . . .     1,118,581      5,204,530
                                              -------------  -------------
           Net decrease in cash  . . . . . .       (45,267)      (951,950)
           Cash, beginning of period . . . .       479,106      1,160,463
                                              -------------  -------------
           Cash, end of period . . . . . . .  $    433,839   $    208,513
                                              =============  =============



















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

          Treasury stock - Treasury stock is shown at cost and, in 1996, consists of 2,600 shares of common stock (none during 1995).

      2.  Costs and estimated earnings on uncompleted contracts

                                               December 31,    June 30,
                                                   1995          1996
                                              -------------  -------------
                                                              (unaudited)
          Expenditures on uncompleted
             contracts  . . . . . . . . . . . $ 65,767,913   $ 76,971,552
          Estimated earnings on uncompleted
             contracts  . . . . . . . . . . .    7,456,516      7,948,537
                                              -------------  -------------
          Less actual and allowable             73,224,429     84,920,089
             billings on uncompleted
             contracts  . . . . . . . . . . .   58,452,865     70,672,917
                                              -------------  -------------
                                              $ 14,771,564   $ 14,247,172
                                              =============  =============
          Costs and estimated earnings in
             excess of billings on
             uncompleted contracts  . . . . . $ 15,378,178   $ 14,770,676
          Billings in excess of costs and
             estimated earnings on
             uncompleted contracts  . . . . .     (606,614)      (523,504)
                                              -------------  -------------
                                              $ 14,771,564   $ 14,247,172
                                              =============  =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      3.  Property and equipment, net
                                               December 31,    June 30,
                                                   1995          1996
                                              -------------  -------------
                                                              (unaudited)

          Land  . . . . . . . . . . . . . .   $  5,067,437   $  5,428,829
          Buildings and improvements  . . .      7,317,544      7,412,612
          Construction and recycling
             equipment  . . . . . . . . . .     42,345,792     44,899,015
          Furniture and fixtures  . . . . .      1,463,600      1,406,183
          Construction in progress  . . . .        615,846        331,806
                                              -------------  -------------
                                                56,810,219     59,478,445
          Less accumulated depreciation . .    (19,217,558)   (21,064,512)
                                              -------------  -------------
                                              $ 37,592,661   $ 38,413,933
                                              =============  =============

          Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to thirty years. Construction in progress will be depreciated over the estimated useful lives when placed into service.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      4.  Long-term debt
                                               December 31,    June 30,
                                                   1995          1996
                                              -------------  -------------
                                                              (unaudited)
          Notes payable, principal and
          interest payable in monthly
          installments through March 1,
          2001, interest at varying rates up
          to 13 percent, collateralized by
          equipment . . . . . . . . . . . .   $ 20,215,486   $ 20,068,857

          Revolving term bank line of
          credit, $12,250,000 ($5,000,000
          during 1995), maximum, due October
          31, 1997, interest at lender's
          base rate plus 1/2 percent  . . .      3,292,607     10,164,810

          Bank note payable, varying
          principal and interest payments
          through August 1, 1996, interest
          at prime plus 1 3/4 percent,
          collateralized by equipment . . .      1,500,000        500,000

          Mortgage notes, principal and
          interest payable in monthly
          installments through October 1,
          2010, interest at varying rates up
          to prime plus 1 3/4 percent,
          collateralized by land and
          buildings . . . . . . . . . . . .      5,286,733      5,139,419

          Mortgage notes - $500,000 with
          related parties, interest payable
          in quarterly installments at 10
          percent, plus a performance based
          return not to exceed 6 percent,
          principal due January 9, 1997,
          collateralized by land and
          buildings . . . . . . . . . . . .      1,400,000      1,400,000
                                              -------------  -------------
                                                31,694,826     37,273,086
             Less current portion . . . . .     (7,074,857)    (4,537,917)
                                              -------------  -------------
                                              $ 24,619,969   $ 32,735,169
                                              =============  =============

          At June 30, 1996, $1,400,000 of the Mortgage Notes have been classified as long-term debt since it is the Company's intent to refinance the debt on a long-term basis.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      4.  Long-term debt (continued)

          The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $15,900,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 4.0 to 1.0, consolidated debt service coverage ration of at least 0.9 to 1.0, and a fixed charge coverage ratio of not less than 0.9 to 1.0. In addition, the covenants prohibit the ability, without lender approval, of the Company to pay dividends. As of June 30, 1996 the Company was not in compliance with the loan covenants. The Company has obtained the personal guarantee of Mr. Francis Williams should the lender accelerates the maturities of the Revolving Term Bank Line of Credit, Bank Note Payable, and the Mortgage Note on the corporate office. This guarantee provides that Mr. Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the Company is not required to pay any principal payments during 1996 more than the regularly scheduled maturities.

      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995


          Net revenue for the three months ended June 30, 1996, increased by 10 percent to $25,082,000 from $22,893,000 for the three months ended June 30, 1995. The increase was due primarily to the growth of the Company's utility contracting services ($2,251,000 increase in net revenue). This increase offsets certain decreases in the Company's industrial demolition services ($428,000 decrease in net revenue).

          Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 9 percent for the three months ended June 30, 1996, from 11 percent for the three months ended June 30, 1995. The Company will utilize the services of a subcontractor when it determines that an economic opportunity exists with regards to providing the services internally.

          Cost of revenue earned, as a percentage of net revenue, for the three months ended June 30, 1996, decreased to 81 percent from 82 percent for the three months ended June 30, 1995. As a result, the gross margin percentage increased to 19 percent of net revenue for the three months ended June 30, 1996, from 18 percent for the three months ended June 30, 1995. The gross profit for the three months ended June 30, 1996, was $4,767,000 compared to $4,036,000 for the three months ended June 30, 1995. The increase in the dollar amount of gross margin was associated primarily with the Company's increase in net revenue.

          During the three months ended June 30, 1996, selling, general and administrative expenses increased to $3,797,000 (15 percent of net revenue) from $3,154,000 (14 percent of net revenue) for the three months ended June 30, 1995. The dollar and percentage increases in selling, general, and administrative expenses are primarily a result of increased overhead costs associated with higher net revenue.

          Minority interest in net income of subsidiary was $33,000 for the three months ended June 30, 1996, compared to $124,000 for the three months ended June 30, 1995. The minority interest in net income of subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock.

          Net interest expense increased to $551,000 from $331,000 primarily due to additional borrowings under the Company's revolving term bank line associated with working capital requirements from increased operating volume.

          As a result of the foregoing, income before provision for income taxes for the three months ended June 30, 1996, was $386,000 (2 percent of net revenue) compared to $427,000 ( 2 percent of net revenue) during the same period in 1995.

      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995


          The Company's effective tax rate was 41.0 percent for the three months ended June 30, 1996, compared to a tax rate of 47.6 percent for 1995. The decrease in the effective tax rate was due primarily to lower state income taxes.

          As a result of the foregoing, net income for the three months ended June 30, 1996, was $228,000 (1 percent of net revenue) as compared with $224,000 (1 percent of net revenue) for the three months ended June 30, 1995.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995

          Net revenue for the six months ended June 30, 1996, increased by 8 percent to $47,494,000 from $43,937,000 for the six months ended June 30, 1995. The increase was due primarily to the continued growth of the Company's solid waste management segment as it expands its operations in the Florida market ($2,272,000 increase in net revenue) and the growth of the Company's utility contracting services ($3,090,000 increase in net revenue). This increase offsets certain decreases in the Company's remediation services ($1,278,000 decrease in net revenue) and abatement services ($337,000 decrease in net revenue).

          Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 10 percent for the six months ended June 30, 1996, from 17 percent for the six months ended June 30, 1995. The Company will utilize the services of a subcontractor when it determines that an economic opportunity exists with regards to providing the services internally.

          Cost of revenue earned, as a percentage of net revenue, for the six months ended June 30, 1996, increased to 86 percent from 81 percent for the six months ended June 30, 1995. As a result, the gross margin percentage decreased to 14 percent of net revenue for the first half of 1996 from 19 percent for the same period in 1995. The gross profit for the six months ended June 30, 1996, was $6,563,000 compared to $8,372,000 for the six months ended June 30, 1995. The decrease in the dollar amount and percentage of gross margin was primarily associated with losses incurred during the first quarter of 1996 on two utility contracting projects that failed to perform to the Company's original projections and lower profit margins earned on certain the solid waste management services.

      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995


          During the six months ended June 30, 1996, selling, general, and administrative expenses increased to $7,410,000 (16 percent of net revenue) from $5,875,000 (13 percent of net revenue for the six months ended June 30, 1995. The dollar increase in selling, general, and administrative expenses is primarily attributable to increased overhead costs, such as office salaries and marketing costs that are associated with higher levels of operations.

          Minority interest in net loss of subsidiary was $13,000 for the six months ended June 30, 1996 compared to minority interest in net income of subsidiary of $225,000 for the six months ended June 30, 1995. The minority interest in net income (loss) of subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock.

          Net interest expense increased to $1,046,000 from $674,000 primarily due to additional borrowings under the Company's revolving term bank line associated with working capital requirements from increased operating volume.

          The Company's loss before provision for income taxes for the six months ended June 30, 1996, was ($1,879,000) (negative 4 percent of net revenue) compared to income before provision for income taxes of $1,597,000 (4 percent of net revenue) during the six months ended June 30, 1995.

          The Company's effective tax rate was 44.7 percent for the six months ended June 30, 1996, compared to a tax rate of 44.5 percent for 1995.

          As a result of the foregoing, the net loss incurred for the six months ended June 30, 1996, was ($1,039,000) (negative 2 percent of net revenue) as compared with net income for the six months ended June 30, 1995, of $887,000 (2 percent of net revenue).

      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES


          Cash provided (used) by operating activities was ($2,523,000) and $2,786,000 during the six months ended June 30, 1996 and 1995, respec-tively. For the first six months of 1996, the cash net used by operating activities of $2,523,000 was due primarily to the company s net loss, affect by the effect of depreciation, net of changes in certain operating assets and liabilities (primarily accounts receivables, other assets and accounts payable). For the first six months of 1995, cash provided by operating activities of $2,786,000 was due primarily to cash provided by net income, plus the effect of depreciation, net of changes in certain operating assets and liabilities (primarily accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and accrued expenses). The Company had cash requirements related to capital expenditures during the six months ended June 30, 1996 and 1995, of $3,817,000 and $4,571,000, respectively.
      These expenditures were primarily related to the acquisition of equipment associated with the Company's solid waste management and utility contracting segments. At June 30, 1996, the Company has borrowed approximately $10,165,000 of its term bank line of credit, with $2,085,000 available for future borrowings.

          During both the six months ended June 30, 1996 and 1995, the Company's average contract and trade receivables less retainage were outstanding for 67 days. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations are subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payables.

          Mr. Francis M. Williams is the sole shareholder of the corporate general partner and the sole limited partner of Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"). On June 30, 1993, the Company, Citicorp Real Estate, Inc. ("Citicorp"), the Apartments, and Francis M. Williams entered into a settlement and note renewal agreement whereby the Apartments' Chapter 11 bankruptcy filings were voluntarily dismissed. In accordance with the terms of the settlement agreement, $3,638,696 of the accounts receivable - affiliates balance recorded by the Company was converted into a note receivable. The note receivable bears interest at prime plus 2 percent, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Amounts due from the Apartments at December 31, 1995, and June 30, 1996, are approximately $3,851,000 and $4,057,000, respectively.

          At  December 31, 1995, and June 30, 1996, $5,301,000, and $5,561,000,
      respectively, of the combined accounts receivable - affiliates and note receivable - affiliates are due from affiliates of the Company's president. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES


          The Company's current bonding coverage for non-environmental projects is $30 million for an individual project ($100 million aggregate). The Company has been able to obtain bonding coverage in amounts up to $8.5 million for environmental projects. However, the Company has experienced difficulties in obtaining bonding coverage for environmental projects in excess of this amount. Although each project has its own distinct and separate bond requirements, the Company may be unable to competitively bid on environmental projects which require a bond in excess of $8.5 million.

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





                                        KIMMINS CORP.




      Date:   August 12, 1996      By:  /s/ Francis M. Williams
             -----------------          ------------------------------
                                        Francis M. Williams
                                        President and Chairman of
                                           the Board of Directors
                                        (President and Principal
                                           Executive Officer)



      Date:   August 12, 1996      By:  /s/ Norman S. Dominiak
             -----------------          ------------------------------
                                        Norman S. Dominiak
                                        Treasurer and Chief
                                           Financial Officer
                                        (Principal Accounting and
                                           Financial Officer)