Form 10-K/A
period 1995-12-31
KIMMINS CORP/DE
filed 1996-10-07
CIK 811562

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                ------------------------------------------------------
                                     FORM 10-K/A

      [MARK ONE]
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                    [Fee required]
                     For the fiscal year ended December 31, 1995
                                          OR
      [ ]  Transition  Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
                                  [No fee required]
            For the transition period from _____________ to _____________.

                             Commission File No. 1-10489
                ------------------------------------------------------

                                    KIMMINS CORP.
                (Exact name of registrant as specified in its charter)

                  Delaware                        59-2763096
          (State of incorporation)            (I.R.S. Employer
                                             Identification No.)

                   1501 Second Avenue, East, Tampa, Florida  33605
                (Address of registrant's principal executive offices,
                                 including zip code)
                ------------------------------------------------------
                 Registrant's telephone number, including area code:
                                    (813) 248-3878

             Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Exchange
                      Title of Each Class   on Which Registered
                     --------------------  --------------------
                        Common Stock,             New York
                        $.001 par value        Stock Exchange

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

                                Yes  [X]     No   [ ]



           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

           As of March 18, 1996, there were outstanding 4,447,397 shares of Common Stock and 2,291,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1996, was $13,604,399.

                ------------------------------------------------------

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

           During its first years of operation, the Company emphasized, among other services offered, a broad range of contracting services. As the need for waste-related and specialty contracting services has grown in response to heightened public concern and government regulation, the
      Company has used its capabilities in facilities demolition and dismantling and in the management of complex construction projects to become increasingly involved in solid waste management and project-or-iented activities.


           The Company's services are provided to industrial, commercial, institutional and governmental customers, which have included Shell Oil Company, Mobil Oil Corporation, the City of Tampa, the United States Air Force, and the U.S. Army Corps of Engineers. Operations and marketing efforts are managed through the Company's subsidiaries, which are located in the south and northeast.

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

           The   Company  provides  demolition   services  for  commercial  and
      residential customers.  These services include the razing and dismantling of facilities  and structures, the  recovery of  demolished material  for reuse  and recycling, and the disposal of non-recycled demolition debris.


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

           Demolition usually requires wrecking services for which the Company is paid a fee by the customer. In certain projects, the Company may also receive additional revenue from selling the scrap material. The Company's services in these areas include dismantling large structures (including refineries, and utility plants); draining liquid wastes from pipes and tanks; removing above- and below-ground tanks; cleaning and disposing of contaminated equipment; and controlled demolition.


           Certain demolition projects also involve asbestos removal, cleanup and disposal. The Company is de-emphasizing asbestos abatement services and generally will only perform these services with other environmental demolition activities.

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

      PERFORMANCE BONDS

           The Company is required to post performance bonds in connection with
      certain   asbestos   abatement,   waste  remediation,   demolition,   and
      construction contracts.  For  the year ended December  31, 1995, most  of the  Company's  revenue  was  derived  from contracts  or  projects  that
      required  the Company to post  performance bonds.   The Company's current
      bonding coverage  for non-environmental  projects is $30  million for  an


      individual project ($100 million aggregate). The Company has obtained bonding coverage in amounts up to $8.5 million for environmental projects. However, the Company has experienced difficulties in prior years in obtaining bonding coverage for environmental projects more than this amount. However, some environmental projects either do not require a bond or require a bond for less than the complete contract price of the project value. The Company has obtained bonding coverage for environmental projects more than $8.5 million as a result of personal surety bonds or collateral furnished by Francis M. Williams, President of the Company. Mr. Williams has no obligation to provide surety bonds, collateral or otherwise to assist the Company in connection with bonding coverage.

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

           The  Company's  specialty   contracting  subsidiaries  direct  their
      marketing activities through regional offices in Tampa, Florida; Houston,


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

      COMPETITION

           Although developments in  the solid waste  management industry  have resulted  in  the  emergence of  large  private  and  public solid  waste management  companies and  in consolidating  trends in the  industry, the solid waste management business is characterized by intense  competition.
      The Company believes  that no single company has a  dominant market share of the solid waste management  business in the United States or  Florida.
      Although competition  varies  by  locality  and  type  of  services,  the


      Company's principal sources of competition are local and regional solid waste management companies of varying size that primarily provide collection or disposal services to customers in a limited geographic area, large regional and national solid waste management companies that operate over more extensive geographic areas and provide completely integrated solid waste management services, own or operate disposal sites and engage in various transfer and resource recovery activities, and counties and municipalities that maintain their own solid waste collection and disposal services for residents and businesses in the locality. National companies that compete against the Company include, among others, Waste Management, Inc., and Browning-Ferris Industries, Inc.

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

      INSURANCE COVERAGE

           The Company, consistent with industry trends, has experienced difficulties in obtaining adequate insurance coverage against liabilities that may be incurred in connection with the conduct of certain aspects of
      its  specialty contracting services business.   Such coverage  is often a
      prerequisite  to  obtaining government  and  commercial  contracts.   The
      Company currently maintains comprehensive general liability insurance, with total coverage of $16 million for any single occurrence and $18 million for aggregate claims relating to damage to persons or property. These policies cover all activities of the Company and its subsidiaries except for its asbestos-related activities and certain non-asbestos related liabilities such as pollution liability damage (sudden or
      gradual)   caused  by  the  discharge  or  release  of  any  irritant  or
      contaminant.    In  addition,  the  Company  has  comprehensive   general
      liability coverage that covers, among other things, specific asbestos-related risks up to $10 million. In addition, the Company has obtained a $1 million per occurrence/$2 million aggregate blanket policy for contractors pollution liabilities and can obtain additional coverage of up to a total of $6 million is required on a project-by-project basis.


      GOVERNMENT REGULATION

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

           Many states have enacted statutes similar to RCRA and CERCLA regulating the handling of hazardous substances and wastes. The Company could be subject to substantial liability under these statutes to private parties and government entities for fines or penalties, in some instances without any fault on the part of the Company, because of the mishandling or release of any hazardous substances.


      PERMITS AND LICENSES

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

      Item 2.  Properties

           The Company owns its principal executive offices that are located in approximately 20,600 square feet of office space at 1501 and 1502 Second Avenue, East, Tampa, Florida 33605. The offices are subject to a mortgage, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1995, of $1,875,000. This variable rate note matures on August 1, 1999, and currently bears interest at 1.25 percent above the lender's prime rate.


           The Company leases the following offices:

                                                               Annual
                      Location         Lease Expiration Date   Rental
               ----------------------- ---------------------  -------
               2609 Allen-Genoa Road
               Pasadena, Texas             Month-to-month     $  3,240

               256 Third Street
               Niagara Falls, New York     Month-to-month     $ 18,300


      Item 3.  Legal Proceedings

           The Company is involved in various legal actions and claims arising in the ordinary course of its business, none of which is expected to have a material effect on the Company's financial position or results of operations.

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

                                1995             High     Low
                     -------------------------- -----   ------

                     First Quarter . . . . . .   2        1 1/2
                     Second Quarter  . . . . .   2 5/8    1 3/4
                     Third Quarter . . . . . .   6 1/4    2 3/8
                     Fourth Quarter  . . . . .   3 3/8    2 1/8

                                1994             High     Low
                     -------------------------- -----   ------

                     First Quarter . . . . . .   2 3/4    2 1/8
                     Second Quarter  . . . . .   2 3/8    1 3/4
                     Third Quarter . . . . . .   2 1/8    1 1/2
                     Fourth Quarter  . . . . .   1 7/8    1 3/8

           On March 18, 1996, there were approximately 1,500 holders of record of the common stock. Many of such holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

      Dividends

           The payment by the Company of dividends, if any, in the future is within the discretion of its Board of Directors and will depend upon the Company's earnings, capital requirements (including working capital needs), and financial condition, as well as other relevant factors. Certain agreements between the Company and its lending institutions prohibit the Company from paying cash dividends without the lenders' consent. Other than a three and one-third cent per share of a common stock cash dividend paid in July 1989, the Company has not paid any cash dividends since its inception, and the Board of Directors does not plan to declare or pay any cash dividends in the future.


      Item 6.  Selected Financial Data

           During October 1995, the Board of Directors declared a one for three reverse stock split of the Company's common stock and Class B common stock. All share and per share information has been adjusted to reflect the stock split on a retroactive basis.

           During December  1991, the  Company filed  with  the Securities  and
      Exchange Commission ("Commission") a registration statement for the shares of common stock of Cumberland Holdings, Inc. ("Cumberland"), a wholly-owned subsidiary that was a holding company for the Company's surety operations, to spin-off Cumberland into a stand-alone, publicly-held company. The registration statement became effective on February 10, 1992, and the spin-off was effected on October 1, 1992. The historical balance sheet information presented on the following page has been restated to present the surety operations as a discontinued operation.


       HISTORICAL INCOME STATEMENT DATA:
                                                       Years ended December 31,
                                                 (In thousands, except per share data)
                                         ----------------------------------------------------
                                            1991       1992      1993       1994       1995
                                         ---------   --------  --------   --------  ---------
       Gross revenue . . . . . . . . .   $ 100,646   $87,442   $ 83,609   $96,755   $ 111,346
       Net revenue . . . . . . . . . .      73,741    78,614     77,405    85,353      95,426
       Operating income  . . . . . . .       5,012     1,782      3,666     2,670       4,596
       Litigation settlements (1)  . .         296      (379)    -         -           -
       Income from continuing
          operations before provision
          for income taxes . . . . . .       4,216        99      3,196     1,533       2,833
       Income from continuing
          operations . . . . . . . . .       2,593        61      1,753       797       1,343
       Income (loss) from discontinued
          operations (2) . . . . . . .        (271)      124      -         -           -
       Net income  . . . . . . . . . .       2,322       185      1,753       797       1,343

       PER SHARE DATA:

       Income from continuing
          operations per share -
          primary  . . . . . . . . . .         .57       -          .39       .18         .30
       Income (loss) from discontinued
          operations per share -
          primary  . . . . . . . . . .        (.06)      .03       -         -           -
       Net income per share -
          primary  . . . . . . . . . .         .51       .03        .39       .18         .30
       Weighted average number of
          common shares outstanding -
          primary  . . . . . . . . . .       4,441     4,442      4,443     4,443       4,544
       Income from continuing
          operations per share -
          fully diluted  . . . . . . .         .57       -          .39       .18         .30
       Income (loss) from discontinued
          operations per share -
          fully diluted  . . . . . . .        (.06)      .03       -         -           -
       Net income per share -
          fully diluted  . . . . . . .         .51       .03        .39       .18         .30
       Weighted average number of
          common shares outstanding -
          fully diluted  . . . . . . .       4,441     4,442      4,474     4,449       4,544
       Cash dividends per share  . . .        None      None       None      None        None

       <F1>
       (1)   Balances relate to the settlement of separate contract claims for work performed in excess of the original contract amounts due to changes in conditions.  Amounts applied against the settlements included legal fees and other direct costs.
       <F2>
       (2)   Balances relate to the Company's distribution of its surety services.

       /TABLE

       HISTORICAL BALANCE SHEET DATA:
                                                      As of December 31,
                                                        (In thousands)
                                       ------------------------------------------------
                                         1991      1992      1993      1994      1995
                                       --------  --------  --------  --------  --------
       Current assets  . . . . . . .   $ 36,880  $33,068   $33,716   $36,200   $44,117
       Working capital . . . . . . .     14,034    8,253    12,041    11,205    11,548
       Total assets  . . . . . . . .     70,712   68,381    70,192    72,689    93,629
       Long-term debt  . . . . . . .     23,680   21,206    19,454    17,032    26,540
       Stockholders' equity  . . . .     22,527   20,783    23,102    24,514    26,381

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

           During March 1993, the initial public offering of the Company's subsidiary, TransCor, became effective. The offering consisted of 1,000,000 shares of TransCor's common stock, at a price of $5.00 per share. This offering resulted in the Company owning 74 percent of TransCor.


      Results of Operations

           The following table sets forth for the periods indicated (i) the percentage of net revenue represented by certain items in the financial statements of the Company, and (ii) the percentage change in the dollar amount of such items from period to period.

                                                                            Percentage
                                        Percentage of Net Revenue      Increase (Decrease)
                                         Year Ended December 31,     Year ended December 31,
                                       ---------------------------   -----------------------
                                                                      1995 vs.     1994 vs.
                                         1993      1994      1995       1994         1993
                                       -------   -------   -------   ----------  ----------
       Gross revenue . . . . . . . .    108.0%    113.4%    116.7%       15.1%        15.7%
       Outside services  . . . . . .      8.0%     13.4%     16.7%       39.6%        83.8%
                                       -------   -------   -------
       Net revenue . . . . . . . . .    100.0%    100.0%    100.0%       11.8%        10.3%
       Cost of revenue earned  . . .     82.6%     85.8%     81.2%        5.8%        14.5%
                                       -------   -------   -------
       Gross profit  . . . . . . . .     17.4%     14.2%     18.8%       48.2%        (9.9%)
       Selling, general and
          administrative expense . .     12.6%     11.1%     14.0%       41.5%        (3.4%)
                                       -------   -------   -------
       Operating income  . . . . . .      4.7%      3.1%      4.8%       84.8%       (27.2%)
       Non-operating gain  . . . . .      1.1%      0.0%      0.0%        0.0%      (100.0%)
       Minority interest in net
          income of subsidiary . . .     (0.3%)     0.0%     (.03%)     469.6%         0.0%
       Interest expense, net . . . .     (1.4%)    (1.3%)    (1.5%)      31.6%         1.3%
                                       -------   -------   -------
       Income before provision for
          income taxes . . . . . . .      4.1%      1.8%      3.0%       84.8%       (52.0%)
       Provision for income taxes  .      1.8%      0.9%      1.6%
                                       -------   -------   -------
       Net income  . . . . . . . .        2.3%      0.9%      1.4%       68.5%       (54.5%)
                                       =======   =======   =======

       Year Ended December 31, 1995, Compared to Year Ended December 31, 1994

           During the year ended December 31, 1995, net revenue increased by 12 percent to $95,426,000 from $85,353,000 for the year ended December 31,
      1994.   The  increase in  revenue associated  with the  Company's utility contracting services ($14,329,000 increase in net revenue) is primarily due to the Company's change in focus towards non-environmental projects.
      The increase in revenue associated with the Company's solid waste management services ($10,887,000 increase in net revenue) is primarily due to the commencement of two municipal contracts during October 1995 to
      provide  residential  collection  services.    The  decrease  in  revenue
      associated with the Company's industrial demolition services ($11,911,000 decrease in net revenue) is due to the completion of a major contract
      during  1994.   The  decrease in  revenue  associated with  the Company's
      asbestos abatement services (1,751,000 decrease in net revenue) is due to the Company deemphasizing these services and only performing this work in conjunction with the Company's other environmental demolition activities. The impact of price increases on net revenue is less than one percent.

           Outside services, which primarily consist of payments to subcontractors, increased as a percentage of net revenue from 13 percent during the year ended December 31, 1994, to 17 percent during 1995. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a greater extent during 1995 than 1994 in order to meet established minority requirements on certain municipal contracts.

           Cost of revenue earned increased to $77,466,000 for the year ended December 31, 1995, from $73,235,000 for the comparable period of 1994. As a result, gross profit during the year ended December 31, 1995, increased to $17,960,000 (19 percent of net revenue) from $12,117,000 (14 percent of net revenue) in 1994. The increase in the dollar amount and percentage of gross profit primarily is associated with the growth of the Company's utility contracting ($2,963,000 increase in gross profit) and solid waste management services ($3,751,000 increase in gross profit). The dollar and percentage increase in gross profit from solid waste management services is directly related to the increase in industrial and commercial solid waste services, which have historically had higher profit margins than the Company's other solid waste management operations. This increase offsets certain decreases in the Company's industrial demolition services ($959,000 decrease in gross profit) and asbestos abatement services ($228,000 decrease in gross profit).

           During 1995, selling, general and administrative expenses increased to $13,364,000 (14 percent of net revenue) from $9,447,000 (11 percent of net revenue) for the year ended December 31, 1994. The dollar increase in selling, general, and administrative expenses primarily is attributable to increased overhead costs, such as office salaries and marketing costs, associated with higher levels of operations. The percentage increase in selling, general and administrative expenses primarily is associated with the growth of the Company's solid waste management operations, which has an overhead structure equal to 16 percent of its net revenue. These services have historically operated with a higher overhead structure than the Company's specialty contracting operations, which has an overhead structure equal to 13 percent of its net revenue.

           As a result of the foregoing, operating income increased to $4,596,000 (5 percent of net revenue) during the year ended December 31, 1995, from $2,760,000 (3 percent of net revenue) during the same period in 1994.

           Minority interest in net income of the TransCor subsidiary was $345,000 for the year ended December 31, 1995, compared to $61,000 for the year ended December 31, 1994. The minority interest in net income of such subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The increase in TransCor's earnings between years is attributable to the higher profit margins earned on certain solid waste management services.

           Net interest expense increased to $1,418,000 from $1,077,000, which corresponds with the increase in the interest-bearing debt outstanding between periods.

           The Company's effective tax rate was 52.6 percent for the year ended December 31, 1995, compared to a tax rate of 48.0 percent for the year ended December 31, 1994. The increase in the effective tax rate was primarily due to higher state income taxes and additional taxes on the income of TransCor.

           As a result of the foregoing, net income for the year ended December 31, 1995, was $1,343,000 (1 percent of net revenue) compared to a net income of $797,000 (less than 1 percent of net revenue) during the same period in 1994.

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

           Cost of revenue earned increased to $73,235,000 for the year ended December 31, 1994, from $63,959,000 for the comparable period of 1993. As a result, gross profit during the year ended December 31, 1994, decreased to $12,117,000 (14 percent of net revenue) from $13,496,000 (17 percent of net revenue) in 1993. The decrease in gross profit primarily is associated with losses on two utility contracting projects during the fourth quarter of 1994 that failed to perform to the Company's original projections and lower profit margins earned on certain solid waste management services. The percentage decrease in gross profit from solid waste management services is directly related to the increase in residential collection operations, which have historically had lower profit margins due to higher labor costs, than the Company's other solid waste management operations.

           During 1994, selling, general and administrative expenses decreased to $9,447,000 (11 percent of net revenue) from $9,780,000 (13 percent of net revenue) for the year ended December 31, 1993. The dollar and percentage decreases were primarily a result of consolidation of certain field offices and the corresponding reduction of the Company's administrative functions.

           As a result of the foregoing, operating income decreased to $2,760,000 (3 percent of net revenue) during the year ended December 31, 1994, from $3,666,000 (5 percent of net revenue) during the same period in 1993.

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

      Liquidity and Capital Resources

           Cash provided by operating activities was $2,145,000, $3,884,000, and $5,793,000 in 1993, 1994, and 1995, respectively. For 1995, the increase in cash provided by operating activities is due primarily to the increase in net income, plus the increase in depreciation and amortization, net of changes in certain operating assets and liabilities (primarily costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, and accrued expenses). For 1994, the increase in cash provided by operating activities is due primarily to cash provided by net income plus the effect of depreciation and amortization, net of changes in certain operating assets and liabilities (primarily accounts receivable, accounts payable, and accrued expenses). For 1993, the cash provided by operating activities of $2,145,000 is due primarily to cash provided by net income plus the effect of depreciation and amortization, net of changes in certain operating assets and liabilities (primarily costs and estimated earnings on uncompleted contracts, accounts receivable, and accounts payable).

           The Company had cash requirements related to capital expenditures of $4,574,000, $5,804,000, and $16,277,000 in 1993, 1994, and 1995,
      respectively.     These  expenditures  were  primarily   related  to  the
      acquisition of equipment associated with the Company's solid waste management and utility contracting operations. During 1995, the Company acquired approximately $7,000,000 of equipment for the commencement of two municipal solid waste management contracts. Future capital expenditures will be financed by available cash resources, cash flow from operations and available credit resources, as needed.


           The Company is subject to a variety of restrictive covenants under various debt agreements with one of its institutional lenders. In 1995 the Company failed to meet the consolidated tangible net worth, consolidated debt service coverage ratio and net income requirement with regards to its bank debt. As of December 31, 1995, the Company obtained waivers for these covenants and may be required to obtain similar waivers for certain covenants in 1996. The Company has obtained the personal guarantee of Mr. Francis M. Williams should waivers not be obtained during 1996 and the lender accelerates the maturities of the Revolving Term Bank Line of Credit, Bank Note Payable, and Mortgage Note on the corporate office. This guarantee provides that Mr. Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the Company is not required to pay any principal payments during 1996 more than the regularly scheduled maturities. Any inability to achieve future compliance with the loan covenants could affect the Company's access to further borrowings or require it to secure additional equity by other means.

           The Company's ratio of total debt to total equity was 1.83 : 1.00 and 2.41 : 1.00 at December 31, 1994 and 1995, respectively. The increase in total debt is primarily due to an increase in equipment loans associated with the capital expenditures required for the commencement of two municipal solid waste management contracts.

           As of December 31, 1995, the Company has borrowed $3,293,000 of its revolving term bank line of credit, with $1,707,000 available for future borrowings. Current financial resources and anticipated funds from operations are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At December 31, 1995, the Company had cash of $1,160,000.

           During the years ended December 31, 1994 and 1995, the Company's average contract and trade receivables were outstanding for 80 and 71 days, respectively. Both averages were based on fourth quarter gross revenue annualized and compared to year end contract and trade receivables. The reduction in the number of days outstanding is a result of the Company's collection efforts in an attempt to control cash flow. The Company anticipates sustaining this rate of collection for the year ended December 31, 1996. Management believes that the number of days outstanding for its receivables approximates industry norms. Part of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will generally result in a delay of payment to subcontractors.

           Mr. Francis M.  Williams is  the sole shareholder  of the  corporate general partner  and the sole  limited partner  of Sunshadow  Apartments,
      Ltd.,  and Summerbreeze Apartments, Ltd., two Florida real estate limited
      partnerships (collectively,  the "Apartments").   On  June 30, 1993,  the
      Company, Citicorp Real Estate, Inc. ("Citicorp"), the Apartments, and Mr.
      Williams entered into a settlement and note renewal agreement whereby the
      Chapter  11  bankruptcy  filings  with  respect  to  the  Apartments were voluntarily  dismissed.  In accordance  with the terms  of the settlement agreement,  $3,638,696 of  the accounts  receivable -  affiliates balance recorded  by the Company was converted into  a note receivable.  The note receivable  originally accrued  interest  at prime  plus  1 3/8  percent, increasing to  prime plus 2 percent  on July 1, 1995,  with principal and

      interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Amounts due from the partnerships at December 31, 1994 and 1995, are approximately $3,588,000 and $3,851,000, respectively.

           At  December  31,   1994  and  1995,   $4,937,000  and   $5,301,000,
      respectively, of the contract and trade - affiliates balance is due from corporate affiliates of the Company's president. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

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

           At December 31, 1995, the Company had no material commitments for capital expenditures.

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

      Effect of Inflation

           Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

      Quarterly Results of Operations

           The  following is a summary  of the quarterly  results of operations
      for the  years ended December 31, 1994 and 1995.   The per share data has
      been adjusted to reflect the reverse stock split on a retroactive basis.

                                      March 31   June 30   Sept. 30  Dec. 31
                                      --------  --------  ---------  --------
                                       (In thousands, except per share data)
       Year ended
          December 31, 1994:
       Gross revenue . . . . . . . .  $20,810   $ 26,801  $ 24,678   $24,466
       Net revenue . . . . . . . . .   18,837     23,467    22,022    21,027
       Gross profit  . . . . . . . .    3,113      3,987     3,392     1,625
       Net income (loss) . . . . . .      377        519       347      (445)

       Per share data:
          Income (loss) per share  .  $   .09   $    .12  $    .09   $  (.09)

       Year ended
          December 31, 1995:
       Gross revenue . . . . . . . .  $25,750   $ 25,468  $ 29,808   $30,320
       Net revenue . . . . . . . . .   21,045     22,893    25,171    26,317
       Gross profit  . . . . . . . .    4,335      4,036     5,178     4,411
       Net income (loss) . . . . . .      663        224       562      (106)

       Per share data:
          Income (loss) per share  .  $   .15   $    .06  $    .12   $  (.03)

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kimmins Corp. at December 31, 1994 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                              ERNST & YOUNG LLP




      Tampa, Florida
      March 8, 1996

                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                         December 31,
                                                 ---------------------------
                                                      1994           1995
                                                 -------------  -------------
      Current assets:
         Cash . . . . . . . . . . . . . . . . .  $     479,106  $  1,160,463
         Accounts receivable:
           Contract and trade . . . . . . . . .     22,081,973    22,152,197
           Other receivables - affiliates . . .      1,464,369     1,903,832
         Note receivable - affiliate  . . . . .         54,167        56,667
         Costs and estimated earnings in excess
           of billings on uncompleted
           contracts  . . . . . . . . . . . . .     10,166,227    15,378,178
         Income tax refund receivable . . . . .        679,538     1,050,625
         Deferred income tax  . . . . . . . . .          -           742,130
         Other current assets . . . . . . . . .      1,274,469     1,673,100
                                                 -------------  -------------
           Total current assets . . . . . . . .     36,199,849    44,117,192
                                                 -------------  -------------
      Property and equipment, net . . . . . . .     26,815,429    37,592,661
      Intangible assets . . . . . . . . . . . .          -           785,175
      Accounts receivable - affiliates  . . . .      1,349,058     1,450,716
      Note receivable - affiliate . . . . . . .      3,533,696     3,794,060
      Term note from affiliate (including
         accrued interest of $51,983 and
         $506,755 at December 31, 1994 and
         1995, respectively)  . . . . . . . . .      4,343,032     4,797,804
      Other assets  . . . . . . . . . . . . . .        447,716     1,090,942
                                                 -------------  -------------
                                                 $  72,688,780  $ 93,628,550
                                                 =============  =============












                               See accompanying notes.



                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         December 31,
                                                 ---------------------------
                                                      1994           1995
                                                 -------------  -------------
      Current liabilities:
         Accounts payable - trade . . . . . . .  $  13,303,408  $ 17,358,270
         Deferred income taxes  . . . . . . . .         73,708         -
         Accrued expenses . . . . . . . . . . .      3,473,775     7,049,132
         Billings in excess of costs and
           estimated earnings on
           uncompleted contracts  . . . . . . .      1,375,548       606,614
         Current portion of long-term debt  . .      6,168,006     7,074,857
         Current portion of Employee Stock
           Ownership Plan Trust debt  . . . . .        600,000       480,000
                                                 -------------  -------------
           Total current liabilities  . . . . .     24,994,445    32,568,873
                                                 -------------  -------------
      Long-term debt  . . . . . . . . . . . . .     14,632,115    24,619,969
      Employee Stock Ownership
         Plan Trust debt  . . . . . . . . . . .      2,400,000     1,920,000
      Deferred income taxes . . . . . . . . . .      2,914,597     4,559,531
      Minority interest in subsidiary . . . . .      3,233,421     3,578,741
      Commitments and contingencies (Note 15) .          -             -
      Stockholders' equity:
         Preferred stock, $.001 par value;
           1,000,000 shares authorized, none
           issued and outstanding . . . . . . .          -             -
         Common stock, $.001 par value;
           32,500,000 shares authorized; shares
           issued and outstanding 4,442,997 in
           1994 and 4,447,397 in 1995 . . . . .          4,443         4,447
         Class B common stock, $.001 par value;
           10,000,000 shares authorized,
           2,291,569 shares issued and
           outstanding  . . . . . . . . . . . .          2,292         2,292
         Capital in excess of par value . . . .     18,710,378    18,730,173
         Retained earnings  . . . . . . . . . .      8,569,023     9,911,606
         Unearned employee compensation from
           Employee Stock Ownership                 (2,771,934)   (2,267,082)
           Plan Trust . . . . . . . . . . . . .  -------------  -------------
           Total stockholders' equity . . . . .     24,514,202    26,381,436
                                                 -------------  -------------
                                                 $  72,688,780  $ 93,628,550
                                                 =============  =============

                               See accompanying notes.

                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Years ended December 31,
                                     -----------------------------------------
                                         1993          1994           1995
                                     ------------  ------------  ------------
      Revenue:
         Gross revenue  . . . . . .  $83,608,764   $ 96,755,001  $111,346,075
         Outside services, at cost    (6,203,454)   (11,402,286)  (15,919,816)
                                     ------------  ------------  ------------
         Net revenue  . . . . . . .   77,405,310     85,352,715    95,426,259
      Costs and expenses:
         Cost of revenue earned . .   63,959,362     73,235,439    77,465,818
         Selling, general and
           administrative
           expenses . . . . . . . .    9,779,815      9,447,064    13,364,168
                                     ------------  ------------  ------------
      Operating income  . . . . . .    3,666,133      2,670,212     4,596,273
      Non-operating gain relating
         to the public offering of
         subsidiary . . . . . . . .      879,797          -             -
      Minority interest in net
         income of subsidiary . . .     (286,519)       (60,624)     (345,320)
      Interest expense (net of
         interest income from
         affiliates of approximately
         $848,000, $1,060,000, and
         $1,005,000 for the years
         ended December 31, 1993,
         1994, and 1995,
         respectively)  . . . . . .   (1,063,201)    (1,076,911)   (1,417,802)
                                     ------------  ------------  ------------
      Income before provision for
         income taxes . . . . . . .    3,196,210      1,532,677     2,833,151
      Provision for income taxes:
         Current  . . . . . . . . .      360,107        650,788       661,472
         Deferred . . . . . . . . .    1,083,440         84,897       829,096
                                     ------------  ------------  ------------
                                       1,443,547        735,685     1,490,568
                                     ------------  ------------  ------------
      Net income  . . . . . . . . .  $ 1,752,663   $    796,992  $  1,342,583
                                     ============  ============  ============
      PER SHARE DATA:
         Income per share . . . . .  $       .39   $        .18  $        .30
                                     ============  ============  ============
         Weighted average number of
           shares outstanding used
           in computation . . . . .    4,442,997      4,442,997     4,544,180
                                     ============  ============  ============




                               See accompanying notes.

                                    KIMMINS CORP.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995

                                                                                                    Unearned
                                                                                                    Employee
                                                                                                  Compensation
                                                                                                      from
                                                             Class B       Capital                  Employee
                                     Common Stock         Common Stock       in                      Stock         Total
                                 -------------------- ------------------- Excess of    Retained    Ownership   Stockholder's
                                    Shares    Amount     Shares   Amount  Par Value    Earnings    Plan Trust     Equity
                                 ----------- -------- ----------- ------- ----------- ---------- ------------- -------------
          Balance at
             January 1, 1993  .  13,328,992  $13,329   6,874,706  $6,875  $18,696,909 $6,019,368 $ (3,953,159) $  20,783,322

          Effect of reverse
             stock split    . .  (8,885,995)  (8,886) (4,583,137) (4,583)      13,469      -            -              -

          Employee compensation
             from Employee Stock
             Ownership Trust  .        -          -          -        -           -        -          565,568        565,568

          Net income  . . . . .        -          -          -        -           -    1,752,663        -          1,752,663
                                 ----------- -------- ----------- ------- ----------- ---------- ------------- -------------

          Balance at
             December 31, 1993    4,442,997    4,443   2,291,569   2,292   18,710,378  7,772,031   (3,387,591)    23,101,553

          Employee compensation
             from Employee Stock
             Ownership Trust  .        -          -          -        -            -       -          615,657        615,657

          Net income  . . . . .        -          -          -        -            -     796,992        -            796,992
                                 ----------- -------- ----------- ------- ----------- ---------- ------------- -------------

          Balance at
             December 31, 1994     4,442,997   4,443   2,291,569   2,292   18,710,378  8,569,023   (2,771,934)    24,514,202

          Stock options                4,400       4        -         -        19,795      -            -              9,799
              exercised   . . .

          Employee compensation
             from Employee Stock
             Ownership Trust  .        -          -          -        -           -        -          504,852        504,852

          Net income  . . . . .        -          -          -        -           -    1,342,583        -          1,342,583
                                 ----------- -------- ----------- ------- ----------- ---------- ------------- -------------
          Balance at
             December 31, 1995     4,447,397 $ 4,447   2,291,569  $2,292  $18,730,173 $9,911,606 $ (2,267,082) $  26,381,436
                                 =========== ======== =========== ======= =========== ========== ============= =============










                                               See accompanying notes.


                                   KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH


                                             Years ended December 31,
                                     -----------------------------------------

                                         1993          1994           1995
                                     ------------  ------------  ------------

      Cash flows from operating
      activities:
         Net income . . . . . . . .  $ 1,752,663   $    796,992  $  1,342,583
         Adjustments to reconcile
           net income to net cash
           provided by operating
           activities:
              Depreciation and
                amortization  . . .    3,681,120      3,890,325     4,104,383
              Provision for
                uncollectible
                accounts
                receivable  . . . .      961,325        495,375       404,455
              Minority interest in
                income of
                subsidiary  . . . .      286,519         60,624       345,320
              (Gain) loss on
                disposal of
                property and
                equipment . . . . .        6,940        407,325      (241,034)
              Accrued interest on
                term note/surplus
                debenture . . . . .     (117,361)        65,378      (454,772)
              Deferred income taxes    1,083,440         84,897       829,096
              Unearned employee
                compensation from
                Employee Stock
                Ownership Plan
                Trust . . . . . . .      565,568        615,657       504,852
              Gain from sale of
                subsidiary's common
                stock . . . . . . .     (879,797)         -             -











                               See accompanying notes.

                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH
                                     (continued)


                                             Years ended December 31,
                                     -----------------------------------------

                                         1993          1994           1995
                                     ------------  ------------  ------------

              Changes in operating
                assets and
                liabilities:
                   Accounts
                     receivable . .    3,541,902     (4,518,539)   (1,278,664)
                Costs and estimated
                   earnings in
                   excess of
                   billings on
                   uncompleted
                   contracts  . . .   (4,837,773)      (388,478)   (5,211,951)
                Income tax refund
                   receivable . . .     (606,003)       253,963      (371,087)
                Other assets  . . .     (433,785)        32,788    (1,041,857)
                Accounts payable  .   (2,073,920)       823,160     4,054,862
                Accrued expenses  .     (379,563)       920,094     3,575,357
                Billings in excess
                   of costs and
                   estimated
                   earnings on
                   uncompleted
                   contracts  . . .     (405,858)       344,836      (768,934)
                                     ------------  ------------  ------------
                Total adjustments .      392,754      3,087,405     4,450,026
                                     ------------  ------------  ------------
      Net cash provided by
         operating activities . . .    2,145,417      3,884,397     5,792,609
                                     ------------  ------------  ------------













                               See accompanying notes.

                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH
                                     (continued)


                                             Years ended December 31,
                                     ---------------------------------------
                                         1993          1994           1995
                                     ------------  ------------  ----------
      Cash flows from investing
      activities:
         Capital expenditures
           including $2,267,000 of
           business acquisitions                                 (16,277,379)
           during 1995  . . . . . .   (4,574,263)    (5,803,781)
         Proceeds from sale of
           property and                                               851,623
           equipment  . . . . . . .      318,100      1,017,482  ------------
                                     ------------  ------------
      Net cash used by investing
         activities . . . . . . . .   (4,256,163)    (4,786,299) (15,425,756)
                                     ------------  ------------  ------------
      Cash flows from financing
         activities:
           Proceeds from long-term
              debt  . . . . . . . .    7,094,085     16,604,165    19,611,436
           Repayments of long-term
              debt  . . . . . . . .   (8,447,818)  (17,153,585)    (8,716,731)
           Repayments of Employee
              Stock Ownership Plan                     (600,000)     (600,000)
              Trust debt  . . . . .     (550,000)
           Proceeds from
              subsidiary's issuance
              of its common stock .    3,766,075          -             -
           Proceeds from stock
              options . . . . . . .        -              -            19,799
                                     ------------  ------------  ------------
      Net cash provided (used) by
         financing activities . . .    1,862,342     (1,149,420)   10,314,504
                                     ------------  ------------  ------------
      Net increase (decrease)
         in cash  . . . . . . . . .     (248,404)    (2,051,322)      681,357

      Cash, beginning of year . . .    2,778,832      2,530,428       479,106
                                     ------------  ------------  ------------
      Cash, end of year . . . . . .  $ 2,530,428   $    479,106  $  1,160,463
                                     ============  ============  ============





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

           Income taxes - Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes."

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.   Organization and summary of significant accounting policies
           (continued)

           Revenue recognition - Contracts generally range from 6 to 18 months in duration, and earnings from contracting operations (including contracts with affiliates) are reported under the percentage-of-
      completion  method  for  financial  statement  purposes.   The  estimated
      earnings for each contract reflected in the accompanying financial statements represent the percentage of estimated total earnings that costs incurred to date bear to estimated total costs, based on the Company's current estimates. With respect to contracts that extend over one or more accounting periods, revisions in costs and earnings estimates are reflected in the period the revisions become known. When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss. Revenue from claims against owners and proceeds from negotiated settlements are recognized when realization is probable and the amount can be reliably estimated. Outside services represent subcontractor costs for which the Company is typically reimbursed on a dollar-for-dollar basis.

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

           Statements of cash flows -

                                             Years ended December 31,
                                     -----------------------------------------
                                         1993          1994           1995
                                     ------------  ------------  ------------

           Cash paid:
              Interest  . . . . . .  $  1,881,000  $   2,007,000 $   2,423,000
              Income taxes  . . . .  $    642,000  $     499,000 $   1,453,000

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

           In October 1995, the FASB issued Statement No. 123, ("Statement No. 123") "Accounting and Disclosure of Stock-Based Compensation," which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. The Company currently follows, and expects to follow, the provisions of APB No. 25 and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Although the Company is permitted to continue to follow the provisions of APB No. 25, under Statement No. 123, certain pro forma disclosure will be required beginning in 1996 as if the Company had accounted for its stock options under the Statement No. 123 fair value method.

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

         On March 31, 1995, Kimmins Recycling Corp., a wholly-owned subsidiary of TransCor acquired certain assets from County Sanitation, Inc., for
      $2,267,000 relating  to  its solid  waste  management operations.    This
      acquisition  has  been   accounted  for  under  the  purchase  method  of
      accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $1,415,000) based on the estimated fair
      values at the date  of acquisition.   The purchase price associated  with
      the acquisition exceeded the net assets acquired by approximately $852,000, which was assigned to intangible assets, including goodwill. The operating results associated with this business acquisition are included in the Company's consolidated results of operations from April 1, 1995, to December 31, 1995.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      2.   Sale of common stock of subsidiary and business acquisition
           (continued)

           The  pro forma unaudited results  of operations for  the years ended
      December  31,  1994  and   1995,  assuming  this  acquisition   had  been
      consummated as of January 1, 1994, are as follows:

                                                    Year ended December 31,
                                                 ---------------------------
                                                      1994           1995
                                                 -------------  -------------
           Revenue  . . . . . . . . . . . . . .  $ 100,475,000  $112,276,000
           Net income . . . . . . . . . . . . .  $     817,000  $  1,348,000
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

           The Company's President and majority stockholder also controls Cumberland Holdings, Inc. ("CHI"), a property and casualty insurance company that provides insurance for specialty sureties and performance and payment bonds for contractors. The Company has obtained through CHI performance and payment bonds in connection with certain of its contracts and projects. The fees that the Company paid for these services for the years ended December 31, 1993, 1994 and 1995, were approximately $116,000, $14,000 and $5,000, respectively (see Footnote 7 of the Notes to the Consolidated Financial Statements).

                                      KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      4.   Accounts receivable
                                                         December 31,
                                                 ---------------------------
                                                      1994           1995
                                                 -------------  -------------
           Contract and trade:
              Billed contract receivables:
                Completed and uncompleted
                   contracts  . . . . . . . . .  $  12,241,873  $ 12,919,805
                Retainage . . . . . . . . . . .      5,407,372     3,916,769
              Unbilled contract receivables . .          -           805,500
                Trade receivables . . . . . . .      5,095,725     4,907,334
                                                 -------------  -------------
                                                    22,744,970    22,549,408
           Less allowance for doubtful
              accounts  . . . . . . . . . . . .       (662,997)     (397,211)
                                                 ------------   -------------
                                                 $  22,081,973  $ 22,152,197
                                                 =============  =============
           Contract and trade - affiliates:
              Billed contract receivables . . .  $   1,349,058  $  1,767,747
                                                 =============  =============

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

           On  June  30, 1993,  Sunshadow  Apartments,  Ltd., and  Summerbreeze
      Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"), the Company, Citicorp Real Estate, Inc. ("Citicorp"), and Francis M. Williams entered into a settlement and note renewal agreement whereby the Chapter 11 bankruptcy filings with respect to the Apartments were voluntarily dismissed. In accordance with the terms of the settlement agreement, $3,638,696 of the accounts receivable
      - affiliates balance recorded by the Company was converted into a note receivable. The note receivable originally accrued interest at prime plus 1 3/8 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Amounts due from the Apartments at December 31, 1994 and 1995, are approximately $3,588,000 and $3,851,000, respectively.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      4.   Accounts receivable (continued)

           At  December  31,   1994  and  1995,   $4,937,000  and   $5,301,000,
      respectively, of the combined accounts receivable - affiliates and note receivable - affiliate balances are due from corporate affiliates of the Company's president. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

      5.   Costs and estimated earnings on uncompleted contracts

                                                         December 31,
                                                 ---------------------------
                                                      1994           1995
                                                 -------------  -------------

           Expenditures on uncompleted
              contracts . . . . . . . . . . . .  $  92,911,600  $ 65,767,913
           Estimated earnings on uncompleted
              contracts . . . . . . . . . . . .     17,028,013     7,456,516
                                                 -------------  -------------
                                                   109,939,613    73,224,429
           Less actual and allowable billings
               on uncompleted contracts . . . .    101,148,934    58,452,865
                                                 -------------  -------------
                                                 $   8,790,679  $ 14,771,564
                                                 =============  =============
           Costs and estimated earnings in
              excess of billings on uncompleted
              contracts . . . . . . . . . . . .  $  10,166,227  $ 15,378,178
           Billings in excess of costs and
              estimated earnings on uncompleted
              contracts . . . . . . . . . . . .     (1,375,548)     (606,614)
                                                 -------------  -------------
                                                 $   8,790,679  $ 14,771,564
                                                 =============  =============

           During the years ended December 31, 1993, 1994, and 1995, the Company recognized revenue from contract claims of approximately $50,000, $1,189,000 and $1,894,000, respectively. In addition, as of December 31, 1994 and 1995, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of $5,412,000 and $10,164,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      5.   Costs and estimated earnings on uncompleted contracts (continued)

           Other current assets include certain legal costs of $683,000 and $1,226,000 at December 31, 1994 and 1995, respectively, that are capitalized as contract costs associated with the above contract claims.

      6.   Property and equipment
                                                         December 31,
                                                 ---------------------------
                                                      1994           1995
                                                 -------------  -------------
           Land . . . . . . . . . . . . . . . .  $   4,699,480  $  5,067,437
           Buildings and improvements . . . . .      6,275,216     7,317,544
           Construction and recycling
              equipment . . . . . . . . . . . .     31,170,987    42,345,792
           Furniture and fixtures . . . . . . .      1,258,249     1,463,600
           Construction in progress . . . . . .        486,128       615,846
                                                 -------------  -------------
                                                    43,890,060    56,810,219
           Less accumulated depreciation  . . .    (17,074,631)  (19,217,558)
                                                 -------------  -------------
                                                 $  26,815,429  $ 37,592,661
                                                 =============  =============

           Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Construction in progress will be depreciated over the estimated useful lives when placed into service.

      7.   Term note from affiliate

           In 1988, Cumberland Casualty & Surety Company ("CCS") issued a surplus debenture to the Company that bears interest at 10 percent per annum in exchange for $3,000,000. In 1992, such debenture was assigned to Cumberland Holdings, Inc. ("Cumberland"). Cumberland entered into a term note agreement with the Company for the outstanding amount of the debenture, including accrued interest at September 30, 1992, as part of the Distribution. The term note is pari passu with the other debts of Cumberland, bears interest at 10 percent, and is due on October 1, 2002. Interest and principal are due quarterly for five years, with minimum interest payments equal to one-half of annual net earnings before interest and income taxes. Payments for the second five years are due quarterly and are payable in equal installments to amortize the remaining balance. Each of these payments will be credited first to the accrued interest and then to principal. Interest accrued on the term note at December 31, 1995, is $506,755 ($51,983 at December 31, 1994).

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      8.   Accrued expenses
                                                         December 31,
                                                 ---------------------------
                                                      1994           1995
                                                 -------------  -------------
           Deferred revenue . . . . . . . . . .  $   1,285,112  $  1,858,148
           Accrued insurance  . . . . . . . . .      1,249,858     3,130,582
           Accrued real estate taxes  . . . . .        275,660       332,725
           Other  . . . . . . . . . . . . . . .        663,145     1,727,677
                                                 -------------  -------------
                                                 $   3,473,775  $  7,049,132
                                                 =============  =============
      9.   Long-term debt
                                                         December 31,
                                                 ---------------------------
                                                      1994           1995
                                                 -------------  -------------
           Notes payable, principal and interest
              payable in monthly installments
              through March 1, 2001, interest at
              varying rates up to 13 percent,
              collateralized by equipment . . .  $  10,220,373  $ 20,215,486
           Revolving term bank line of credit,
              $5,000,000 ($1,290,000 during
              1994), maximum, due October 31,
              1997, interest at lender's base
              rate plus 1/2 percent . . . . . .          -         3,292,607
           Bank note payable, varying principal
              and interest payments through
              August 1, 1996, interest at prime
              plus 1 3/4 percent, collateralized
              by equipment  . . . . . . . . . .      5,500,000     1,500,000
           Mortgage notes, principal and
              interest payable in monthly
              installments through October 1,
              2010, interest at varying rates up
              to prime plus 1 3/4 percent,
              collateralized by land and
              buildings . . . . . . . . . . . .      3,679,748     5,286,733
           Mortgage notes - $500,000 with
              related parties, interest payable
              in quarterly installments at 10
              percent, plus a performance based
              return not to exceed 6 percent,
              principal due January 9, 1997,
              collateralized by land and
              buildings . . . . . . . . . . . .      1,400,000     1,400,000
                                                 -------------  -------------
                                                    20,800,121    31,694,826
           Less current portion . . . . . . . .      6,168,006     7,074,857
                                                 -------------  -------------
                                                 $  14,632,115  $ 24,619,969
                                                 =============  =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      9.   Long-term debt (continued)

           Annual principal maturities subsequent to December 31, 1995, are as follows:

              1996  . . . . . . . . . . . . . . . . . . . . $ 7,074,857
              1997  . . . . . . . . . . . . . . . . . . . .  11,010,480
              1998  . . . . . . . . . . . . . . . . . . . .   4,944,474
              1999  . . . . . . . . . . . . . . . . . . . .   5,113,589
              2000  . . . . . . . . . . . . . . . . . . . .   2,333,113
              Thereafter  . . . . . . . . . . . . . . . . .   1,218,313
                                                            ------------
                                                            $31,694,826
                                                            ============

           The lenders' prime rate under the bank line at both December 31, 1994 and 1995, was 8.5 percent. At December 31, 1995, there was approximately $1,707,000 of borrowings available under the revolving term bank line of credit. The Company was also contingently liable for letters of credit in the amount of approximately $3,500,000 at December 31, 1995.

           The revolving term bank line of $5,000,000, the bank note payable of $1,500,000, and the letter of credit facility of $5,000,000 are secured by a pledge of all of the stock of the Company's subsidiaries, the Cumberland term note, and substantially all of the assets of Kimmins. The use of funds under these lines is limited among certain subsidiaries, and repayment is guaranteed by Cumberland.

           The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $15,900,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 4.0 to 1.0, consolidated debt service coverage ratio of at least 0.9 to 1.0, and a fixed charge coverage ratio of not less than 0.9 to 1.0. In addition, the covenants prohibit the ability, without lender approval, of the Company to pay dividends. As of December 31, 1995, the Company was in compliance with or obtained waivers for all loan covenants, and the Company may be required to obtain similar waivers for certain covenants in 1996. The Company has obtained the personal guarantee of Mr. Francis
      M. Williams should waivers not be obtained and the lender accelerates the maturities of the Revolving Term Bank Line of Credit, Bank Note Payable, and the Mortgage Note on the corporate office. This guarantee provides that Mr. Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the Company is not required to pay any principal payments during 1996 more than the regularly scheduled maturities.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      10.  Employee Stock Ownership Plan Trust Debt

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

           Annual principal maturities for each of the next five years are as follows:

           1996 . . . . . . . . . . . . . . . . . . . . . . $   480,000
           1997 . . . . . . . . . . . . . . . . . . . . . .     480,000
           1998 . . . . . . . . . . . . . . . . . . . . . .     480,000
           1999 . . . . . . . . . . . . . . . . . . . . . .     480,000
           2000 . . . . . . . . . . . . . . . . . . . . . .     480,000
                                                            ------------
                                                            $ 2,400,000
                                                            ============
      11.  Leasing arrangements

         The Company rents equipment, machinery, and office space for varying periods. Rental expense for the years ended December 31, 1993, 1994, and 1995, was approximately $7,855,000, $9,500,000, and $9,079,000, respectively.

      12.  Pension and other benefit plans

           Employee Stock Ownership Plan. On January 1, 1989, the Company, for the benefit of its employees, formed the ESOP to purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive. Contributions to the ESOP are made at the discretion of the Board of Directors. During 1989, the ESOP acquired from the Company's president 257,371 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the Company's president. Simultaneous with this purchase, the Company's president purchased certain receivables and interests in certain investments from the Company for a purchase price of $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note originally was funded during March 1990, through a long-term bank financing agreement guaranteed by the Company (Note 10). As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the current year. Debt of the ESOP is recorded as debt, and the shares pledged as collateral are reported as unearned employee compensation in the balance sheet. For financial statement purposes, as of December 31, 1994 and 1995, the unearned employee compensation (net of accrued contributions of approximately $228,000 and $133,000, respectively) was reflected as a reduction in stockholders' equity.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      12.  Pension and other benefit plans (continued)

           Interest and compensation expenses relating to the ESOP are as follows:

                                             Years ended December 31,
                                     -----------------------------------------
                                         1993          1994           1995
                                     ------------  ------------  ------------

           Interest . . . . . . . .  $    287,577  $     274,519 $     354,449
           Compensation . . . . . .  $    565,568  $     615,657 $     504,852



           The ESOP shares were as follows:
                                                         December 31,
                                                 ---------------------------
                                                      1994           1995
                                                 -------------  -------------
           Allocated shares . . . . . . . . . .        105,000       135,000
           Shares released for allocation . . .         -             -
           Unreleased shares  . . . . . . . . .        150,000       120,000
                                                 -------------  -------------
           Total ESOP shares  . . . . . . . . .        255,000       255,000
                                                 =============  =============

           Market value of unreleased shares     $     675,000  $    900,000
                                                 =============  =============


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

           All options granted to date provide that the grantees' rights therein vest over five years from the date of the grant. At December 31, 1995, options to purchase 208,243 shares of the Company's common stock have been granted under the Company Plan, of which approximately 92,657 are currently exercisable at prices ranging from $3.33 to $4.50 per share. Options for 4,400 shares, at a price of $4.50 per share, were exercised during the year ended December 31, 1995. No options were exercised during 1993 and 1994.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      12.  Pension and other benefit plans (continued)

           The following is a summary of stock option transactions:

                                             Years ended December 31,
                                     -----------------------------------------
                                         1993          1994           1995
                                     ------------  ------------  ------------
           Options outstanding at
              beginning of the year      205,310        206,143       205,143
           Options granted  . . . .          833        182,643         7,500
           Options cancelled  . . .        -           (183,643)        -
           Options exercised  . . .        -              -            (4,400)
                                     ------------  ------------  ------------
           Options outstanding at
              end of year . . . . .      206,143        205,143       208,243
                                     ============  ============  ============
           Options eligible at end
              of year . . . . . . .      127,791         59,029        92,657
           Options available for
              future grants at end
              of year . . . . . . .       44,057         45,057        37,557
           Option price range:
           Options granted  . . . .        $7.14          $4.50         $4.50
           Options exercised  . . .          N/A            N/A         $4.50
           Options outstanding at
              end of year . . . . .  $3.33-$13.74   $3.33-$4.50   $3.33-$4.50

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

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      13.  Income taxes (continued)

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:
                                                         December 31,
                                                 ---------------------------
                                                      1994           1995
           Deferred tax assets:                  -------------  -------------

              Allowance for doubtful accounts .  $     254,200  $    152,222
              Costs deferred for tax expensed
                for books . . . . . . . . . . .        146,800       154,553
              Alternative minimum tax credit
                carryforwards . . . . . . . . .        339,000       299,172
              Accrued workers' compensation . .          -           750,552
              Other . . . . . . . . . . . . . .         15,200        56,721
                                                 -------------  -------------
                                                       755,200     1,413,220
                                                 -------------  -------------

         Deferred tax liabilities:

              Excess of tax over book
                depreciation  . . . . . . . . .      2,911,365     3,842,918
              Uncompleted long-term contracts .        395,400       655,975
              Costs deferred for book expensed
                for tax . . . . . . . . . . . .         74,740       301,250
              Outside basis difference in
                TransCor  . . . . . . . . . . .        362,000       430,478
                                                 -------------  -------------
                                                     3,743,505     5,230,621
                                                 -------------  -------------
              Net deferred tax liability  . . .      2,988,305     3,817,401
              Less current portion liability/
                plus current portion asset  . .        (73,708)      742,130
                                                 -------------  -------------
                                                 $    2,914,597 $  4,559,531
                                                 =============  =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      13.  Income taxes (continued)

           Factors causing the effective tax rate to differ from the statutory rate are as follows:
                                            Years ended December 31,
                                   -----------------------------------------
                                       1993          1994           1995
                                   ------------  ------------  ------------
           Federal statutory
              rate  . . . . . . .        34.0%          35.0%         34.0%
           State income taxes . .         4.5%           7.5%         10.0%
           Additional tax on the
              Company's share of
              TransCor's earnings
              after March 25,
              1993  . . . . . . .         2.0%           4.0%          8.0%
           Other  . . . . . . . .         4.7%           1.5%          0.6%
                                   ------------  ------------  ------------
           Effective tax rate . .        45.2%          48.0%         52.6%
                                   ============  ============  ============
      14.  Stockholders' equity

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

           The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001, none of which is presently outstanding. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      15.  Contingencies

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

           The carrying amounts and fair values of the Company's financial instruments at December 31, 1995, are as follows:

                                                       December 31, 1995
                                                 ---------------------------
                                                    Carrying         Fair
                                                     Amount         Value
                                                 -------------  -------------
           Assets:
              Cash  . . . . . . . . . . . . . .  $    1,160,463 $   1,160,463
           Liabilities:
              Notes payable . . . . . . . . . .  $   31,694,826 $  31,230,000
              Employee Stock Ownership Plan
                Trust debt  . . . . . . . . . .  $    2,400,000 $   2,400,000

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

           For the years ended December 31, 1993, 1994 and 1995, the Company's specialty contracting services segment earned gross revenue of ap-proximately $5,325,000, $5,887,000, and $1,727,000, respectively, on contracts with the United States Government.

           A summary of information about the Company's segments for the years ended December 31, 1993, 1994 and 1995 is as follows (in thousands):

                                      Specialty
                                     Contracting    Solid Waste
                   1993                Services      Services        Total
      -----------------------------  ------------  ------------  ------------
      Gross revenue:
         Unaffiliated customers . .  $    58,679   $     24,909  $     83,588
         Affiliated customers . . .           21          -                21
                                     ------------  ------------  ------------
           Total gross revenue  . .  $    58,700   $     24,909  $     83,609
                                     ============  ============  ============
         Operating income . . . . .  $       414   $      3,252  $      3,666
         Interest income  . . . . .          848          -               848
         Interest expense . . . . .        1,096            814         1,910
         Non-operating gain . . . .          879          -               879
         Minority interest  . . . .        -               (287)         (287)
         Income (loss) before        ------------  ------------  ------------
           income taxes . . . . . .  $     1,045   $      2,151  $      3,196
                                     ============  ============  ============
         Identifiable assets  . . .  $    38,737   $     31,455  $     70,192
         Depreciation and            ============  ============  ============
           amortization . . . . . .  $     2,242   $      1,439  $      3,681
                                     ============  ============  ============
         Capital expenditures . . .  $     1,045   $      3,529  $      4,574
                                     ============  ============  ============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      18.  Business segments and major customers (continued)

                                      Specialty
                                     Contracting    Solid Waste
                   1994                Services      Services        Total
      ----------------------------   ------------  ------------  ------------
      Gross revenue:
         Unaffiliated customers . .  $    67,748   $     29,007  $     96,755
         Affiliated customers . . .        -              -             -
                                     ------------  ------------  ------------
           Total gross revenue  . .  $    67,748   $     29,007  $     96,755
                                     ============  ============  ============
         Operating income . . . . .  $     1,853   $        817  $      2,670
         Interest income  . . . . .        1,060          -             1,060
         Interest expense . . . . .        1,590            547         2,137
         Minority interest  . . . .        -                (61)          (61)
         Income (loss) before        ------------  ------------  ------------
           income taxes . . . . . .  $     1,323   $        210  $      1,533
                                     ============  ============  ============
         Identifiable assets  . . .  $    42,448   $     30,241  $     72,689
         Depreciation and            ============  ============  ============
           amortization . . . . . .  $     2,024   $      1,866  $      3,890
                                     ============  ============  ============
         Capital expenditures . . .  $     3,365   $      2,439  $      5,804
                                     ============  ============  ============

                                      Specialty
                                     Contracting    Solid Waste
                   1995                Services      Services        Total
      ----------------------------   ------------  ------------  ------------
      Gross revenue:
         Unaffiliated customers . .  $    70,227   $     41,119  $    111,346
         Affiliated customers . . .        -              -             -
                                     ------------  ------------  ------------
           Total gross revenue  . .  $    70,227   $     41,119  $    111,346
                                     ============  ============  ============
         Operating income . . . . .  $     1,892   $      2,704  $      4,596
         Interest income  . . . . .        1,005          -             1,005
         Interest expense . . . . .        1,875            548         2,423
         Minority interest  . . . .        -               (345)         (345)
         Income (loss) before        ------------  ------------  ------------
           income taxes . . . . . .  $     1,022   $      1,811  $      2,833
                                     ============  ============  ============
         Identifiable assets  . . .  $    46,778   $     46,851  $     93,629
         Depreciation and            ============  ============  ============
           amortization . . . . . .  $     1,748   $      2,355  $      4,103
                                     ============  ============  ============
         Capital expenditures . . .  $     2,429   $     13,848  $     16,277
                                     ============  ============  ============

      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

           None.

                                       PART III

      Item 10.  Directors and Executive Officers of the Registrant

           The directors and executive officers of the Company are as follows:

                         Name            Age           Position
               -----------------------   ---  -----------------------
               Francis M. Williams        54  President and Director
               Norman S. Dominiak         51  Vice President
               Joseph M. Williams         39  Secretary/Treasurer
               Michael Gold               47  Director
               George Chandler            66  Director

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

           Joseph  M.  Williams has  been the  Secretary  and Treasurer  of the
      Company  since October 1988. Since November 1991, Mr. Williams has served as President and  has been  a Director  of Cumberland  Holdings, Inc.,  a holding company whose  wholly-owned subsidiaries provide  reinsurance and specialty sureties and performance  and payment bonds.  Since  June 1986,
      Mr. Williams  has served as President  and Vice President and  has been a
      Director of Cumberland Real Estate  Holdings, Inc., the corporate general partner  of Sunshadow  Apartments,  Ltd.  ("Sunshadow") and  Summerbreeze
      Apartments,   Ltd.   ("Summerbreeze"),   both   of   which   are  limited
      partnerships.    In June  1992,  both  Sunshadow  and Summerbreeze  filed

      voluntary petitions under Chapter 11 of the United States bankruptcy law, and each entity submitted a prepackaged plan of reorganization. In June 1993, Sunshadow and Summerbreeze entered into a settlement and note renewal agreement and the bankruptcy filings were voluntarily dismissed. Mr. Williams has been employed by the Company and its subsidiaries in various capacities since January 1984. From January 1982 to December 1983, he was the managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Co. Joseph M. Williams is the nephew of Francis M. Williams.

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

      Item 11.  Executive Compensation

           Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 for the year ended December 31, 1995 (the "Named Executives"):

                                                                                              SUMMARY COMPENSATION TABLE
                                                                                           Long-Term Compensation
                                                                                -------------------------------------
                                                    Annual Compensation                   Awards             Payouts
                                            ---------------------------------   -------------------------  -----------

                                                                      Other                    Securities
                                                                      Annual     Restricted    Underlying                All Other
                       Name and                                       Compen-       Stock       Options/      LTIP        Compen-
                 Principal Position   Year   Salary ($)  Bonus ($)  sation ($)  Award(s) ($)    SARs (#)   Payouts ($)  sation ($)
             ----------------------  ------ ----------  ----------  ----------  ------------- -----------  ----------- -----------
             Francis M. Williams      1995  $   271,137 $         0     $0           $0            0           $0      $  989   (*)
               Chairman of the        1994  $   171,139 $         0     $0           $0            0           $0      $  977   (*)
               Board, President and   1993  $   171,137 $         0     $0           $0            0           $0      $  498   (*)
               Chief Executive
               Officer
             John V. Simon, Jr.       1995  $    95,000 $    81,489     $0           $0            0           $0      $1,647   (*)
               President of Kimmins   1994  $    95,000 $    15,759     $0           $0            0           $0      $1,635   (*)
               Contracting Corp.      1993  $    95,000 $    13,193     $0           $0            0           $0      $1,069   (*)

             <F1>
             (*) Represents the Company's contribution to the employee's  account of the Company's 401(k) Plan and premiums paid by the Company for term life  insurance and long-term disability.  These  plans, subject to the terms and  conditions of each plan, are available to all employees.


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

                                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                                        Potential Realizable
                                                                                                          Value at Assumed
                                                                                                          Annual Rates of
                                                         Percent of                                         Stock Price
                                                        Total Options                                     Appreciation for
                                                         Granted to        Exercise                         Option Term
                                           Options      Employees in       or Base       Expiration  -------------------------
                          Name           Granted (#)     Fiscal Year     Price ($/SH)       Date       5 Percent    10 Percent
                 ---------------------  -------------  --------------  --------------   -----------  -----------   -----------
                 Francis M. Williams                 0           0.00% $          0.00       -       $          0  $          0
                 John V. Simon, Jr.              3,333          44.44% $          4.50    03/15/05   $      9,400  $     23,900



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


                                                                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                      AND FISCAL YEAR-END OPTION/SAR VALUES
          CAPTION

                                                                                           Number of
                                                                                          Securities             Value of
                                                                                          Underlying           Unexercised
                                                                                          Unexercised          In-the-Money
                                                                                        Options/SARs at      Options/SARs at
                                                 Shares                                  Year-End (#)        Year-End ($) (1)
                                                Acquired               Value             Exercisable/          Exercisable/
                           Name             on Exercise (#)        Realized ($)          Unexercisable        Unexercisable
                 ----------------------   -------------------  -------------------   -------------------   -------------------

                 Francis M. Williams               0                    $0                    0/0                 $0/$0
                 John V. Simon, Jr.                0                    $0               9,800/11,867        $10,970/$11,867

                 <F1>
                 (1) Value is  calculated using the  Company's closing stock  price on December  31, 1995,  of $7.50 per  share
                     (adjusted  to reflect the reverse  stock split on  a retroactive  basis) less the exercise  price for such shares.
                 </FN?
                 /TABLE

               No stock options or stock appreciation rights were exercised by Francis M. Williams during the year ended December 31, 1995, and Mr. Williams does not have any outstanding stock options or SAR at December 31, 1995.

                                                                                           TEN YEAR OPTION/SAR REPRICINGS
          <CAPTION)
                                                                                                                        Length of
                                                        Number of          Market                                       Original
                                                       Securities          Price            Exercise                   Option Term
                                                       Underlining      of Stock at         Price at                    Remaining
                                                      Options/SARs        Time of            Time of          New      at Date of
                                                       Repriced or      Repricing or      Repricing or     Exercise   Repricing or
                         Name                Date      Amended (#)     Amendment ($)      Amendment ($)    Price ($)    Amendment
             ---------------------------  ---------  --------------  -----------------  ----------------  ----------  -------------

             Norman S. Dominiak            10/30/94            3,333       $4.50              $6.39          $4.50       4 years
             Vice President                                      833       $4.50              $7.14          $4.50       4 years

             Joseph M. Williams            10/30/94           10,333       $4.50              $6.75          $4.50       4 years
             Secretary/Treasurer
             Thomas C. Andrews             10/30/94           11,667       $4.50              $6.75          $4.50       4 years
             President of
             ThermoCor Kimmins, Inc.
             Charles A. Baker, Jr.         10/30/94           12,833       $4.50              $6.75          $4.50       4 years
             Vice President of
             TransCor

             Michael D. O'Brien            10/30/94           15,976       $4.50              $6.75          $4.50       4 years
             Vice President of
             TransCor
             John V. Simon, Jr.            10/30/94           12,833       $4.50              $6.75          $4.50       4 years
             President of Kimmins                              2,500       $4.50              $6.00          $4.50       4 years
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

      Stock Option and Other Plans

      1987 Stock Option Plan

           The Company  adopted a stock  option plan  (the "Plan") pursuant  to which  288,400  shares  of  common stock  were  originally  reserved  for issuance to persons  upon exercise  of options  designated as  "incentive stock  options,"  within  the meaning  of  Section 422A  of  the Internal

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

      Employee Stock Ownership Plan

           Effective January 1, 1989, the Company formed the ESOP for the benefit of the employees of the Company and its subsidiaries to purchase shares of the Company's common stock from time to time on the open market or in negotiated transactions at prices deemed to be attractive and, simultaneously, the Profit Participation Plan was merged into the ESOP. Contributions to the ESOP are made at the discretion of the Board of Directors and, for the year ended December 31, 1989, was $200,000. During 1989, the ESOP acquired from the Company's President approximately 772,000 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the President. Simultaneously with such purchase, the President purchased certain receivables and interests in certain investments from the Company for a purchase price of $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note was funded, during March 1990, through a long-term bank financing agreement guaranteed by the Company. Expenses with respect to the ESOP include the recognition of interest expense relating to the ESOP debt and to earned compensation. For the year ended December 31, 1995,

      interest expense and compensation expense relating to the ESOP were $354,000 and $600,000, respectively. As of December 31, 1995, the unpaid ESOP debt (net of the $113,000 accrued contribution) is also reflected as a reduction in stockholders' equity.

      Item 12.  Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 18, 1996, by (i) persons known by the Company to own more than 5 percent of the Company's outstanding common stock, (ii) by each Named Executive and director of the Company, and (iii) all Named Executives and directors of the Company as a group:

                                                                                   Percent of
                                                                          Percent     Total
         Name and Address of                                                of       Voting
         Beneficial Owner (1)     Title of Class      Number of Shares     Class      Power
       ----------------------  --------------------  ------------------  -------   ----------

       Francis M. Williams     Common Stock           1,856,081    (2)     41.7%        61.5%
                               Class B Common Stock   2,291,569           100.0%

       Joseph M. Williams      Common Stock             360,945    (3)      8.1%         5.4%

       Michael Gold            Common Stock              13,223    (4)        *            *

       George Chandler         Common Stock               6,314    (5)        *            *

       All directors and       Common Stock           2,236,563  (2)(3)     50.3%
       executive officers as                                     (4)(6)                 67.2%
       a group (four persons)  Class B Common Stock   2,291,569            100.0%

       <F1>
       (1)   The addresses  of all  officers and directors  of the Company  above are  in care of the Company at 1501 Second Avenue, East, Tampa, Florida 33605.
       <F2>
       (2)   Includes 1,479,136  shares  owned  directly  by  Mr.  Francis  M.  Williams;
             133,333  shares owned by Summerbreeze and 121,750 shares owned by Sunshadow, both of  which Mr. Williams is the sole shareholder of the corporate general partner and  the sole  limited partner (see Item  13, "Certain Relationships and  Related  Transactions"); 48,908  shares  owned  by Mr.  Williams' wife;
             30,493  shares held by  Mr. Williams  as Trustee for  his wife and children;
             37,913 shares held by  Mr. Williams as Custodian under the New York  Uniform
             Gifts  to Minors Act for  his children; 3,482  shares held  by the Company's
             401(k) and  ESOP Plans  of which  Mr. Williams  is fully  vested; and  1,067 shares  held by  Kimmins  Realty  Investment, Inc.,  of which  is  owned 100 percent by Mr. Williams.
       <F3>
       (3)   Includes  10,000  shares  owned  by Mr.  Joseph  M.  Williams; 7,133  shares issuable upon exercise of  currently exercisable stock options; 2,592 shares held by the Company's 401(k) and  ESOP Plans of which Mr.  Williams is fully vested; and  341,220 shares held  by the Company's 401(k)  Plan and ESOP  of which Mr. Williams is a trustee with shared voting and investment power.
       <F4>
       (4)   Includes 1,150  shares owned by  Mr. Gold; 5,775  shares currently owned  by
             Mr. Gold's  wife; 2,898 held  by Mr.  Gold as trustee  for Mr. Gold's  minor children;  and 3,400 shares  issuable upon exercise of currently exercisable stock options.
       <F5>
       (5)   Includes 3,114 shares owned by Mr. Chandler;  and 3,200 shares issuable upon exercise of currently exercisable stock options.

       <F6>
       (6)   Includes  13,733 shares  issuable  upon  exercise of  currently  exercisable stock options; 6,074 shares held by the Company's  401(k) and ESOP Plans  of which  certain officers of the Company are fully  vested; and 341,471 shares held by the  Company's 401(k) and  ESOP Plans of which the  Secretary of the
             Company is a trustee.

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


           2.   Financial statement schedule

                Schedule                                                  Page
                 Number                                                  Number
                --------                                                 ------

                II - Valuation and Qualifying Accounts  . . . . . . . . . . S-1

                All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the Schedules, or because the information required is included in the financial statements and notes thereto.

           3. The following documents are filed as exhibits to this Annual Report on Form 10-K/A:

                3 (a)     --   Restated Certificate of  Incorporation of  Regi-
                               strant, as amended.
                3 (b) *   --   By-laws of Registrant
                10.1 **   --   Stock Option Plan
                21        --   Subsidiaries of the Registrant.
                23        --   Consent of Ernst & Young LLP
                27        --   Financial Data Schedule (for SEC use only)
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

                                         KIMMINS CORP.






      Date:   September 30, 1996         By:  /s/ Francis M. Williams
             --------------------             ----------------------------
                                              Francis M. Williams
                                              President


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Date:   September 30, 1996         By:  /s/ Francis M. Williams
             --------------------             ----------------------------
                                              Francis M. Williams
                                              President and Director
                                              (Chief Executive Officer)

      Date:   September 30, 1996         By:  /s/ Joseph M. Williams
             --------------------             ----------------------------
                                              Joseph M. Williams
                                              Secretary/Treasurer

      Date:   September 30, 1996         By:  /s/ Norman S. Dominiak
             --------------------             ----------------------------
                                              Norman S. Dominiak
                                              Vice President and
                                              Chief Financial Officer
                                              (Principal Accounting and
                                               Financial Officer)

      Date:   September 30, 1996         By:  /s/ Michael Gold
             --------------------             ----------------------------
                                              Michael Gold, Director


      Date:   September 30, 1996         By:  /s/ George A. Chandler
             --------------------             ----------------------------
                                              George A. Chandler, Director

                                                                     EXHIBIT 21

                            SUBSIDIARIES OF THE REGISTRANT



                                                       State or Providence
                                                        of Incorporation
                          Company                        or Organization
        ------------------------------------------- ------------------------
        Kimmins Contracting Corp. . . . . . . . . . Florida

        Kimmins Ltd.  . . . . . . . . . . . . . . . Ontario, Canada

        Kimmins Industrial Service Corp.  . . . . . Delaware

        Kimmins Abatement Corp. . . . . . . . . . . Delaware
        ThermoCor Kimmins, Inc.
        (f/k/a Kimmins Thermal Corp.) . . . . . . . Florida

        TransCor Waste Services, Inc. . . . . . . . Florida

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

        40th Street, Inc. . . . . . . . . . . . . . Florida

        Lantana Eighth Avenue Corp. . . . . . . . . Florida
        Factory Street Corporation  . . . . . . . . Tennessee

                                                                     EXHIBIT 23








                 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




      We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-29612) pertaining to the 1987 Stock Option Plan of Kimmins Corp. and in the related Prospectus, of our report dated March 8, 1996, with respect to the consolidated financial statements and schedule of Kimmins Corp. included in the Annual Report (Form 10-K/A) for the year ended December 31, 1995.








                                                              ERNST & YOUNG LLP





      Tampa, Florida
      March 28, 1996

                                    KIMMINS CORP.

                   Schedule II - Valuation and Qualifying Accounts

                           Allowance for Doubtful Accounts


                         Balance at    Additions    Deductions
                         Beginning      Charged        from      Balance at
                             of        to Costs     Allowances     End of
         Description       Period    and Expenses       (a)        Period
      -----------------  ----------  ------------  -----------   ----------

      Year ended
      December 31, 1993  $ 644,907   $     961,325 $(1,168,216)  $  438,016


      Year ended
      December 31, 1994  $ 438,016   $     495,375 $  (270,394)  $  662,997

      Year ended
      December 31, 1995  $ 662,997   $     404,455 $  (670,241)  $  397,211


      (a)   Balance represents the write-off of uncollectible accounts.