Form 10-Q/A
period 1996-06-30
KIMMINS CORP/DE
filed 1996-10-07
CIK 811562

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                    ----------------------------------------------
                                     FORM 10-Q/A
      [Mark One]
      [X] Quarterly  Report Pursuant to Section  13 or 15(d)  of the Securities
          Exchange Act of 1934
                     For the quarterly period ended June 30, 1996

                                          OR

      [ ] Transition Report Pursuant to  Section 13 or 15(d) of  the Securities
          Exchange Act of 1934
             For the transition period from ___________ to ____________.

                             Commission File No. 1-10489
                    ----------------------------------------------
                                    KIMMINS CORP.
                (Exact name of registrant as specified in its charter)

                  Delaware                        59-2763096
          (State of incorporation)             (I.R.S. Employer
                                            Identification Number)

                       1501 Second Avenue, East, Tampa, Florida  33605
                   (Address of registrant's principal executive offices,
                                   including zip code)
                      ----------------------------------------------

                (Registrant's telephone number, including area code):
                                    (813) 248-3878

                                         NONE
      -------------------------------------------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

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

                                     FORM 10-Q/A

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

                         Signatures . . . . . . . . . . . . . . . . . . . .  12


                    SECURITIES AND EXCHANGE COMMISSION FORM 10-Q/A
                            PART I - FINANCIAL INFORMATION

      Item 1.   FINANCIAL STATEMENTS

                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS


                                                December 31,     June 30,
                                                    1995           1996
          ASSETS                                ------------- -------------
                                                               (unaudited)
          Current assets:
             Cash . . . . . . . . . . . . . . . $  1,160,463  $    208,513
             Accounts receivable:
               Contract and trade   . . . . . .   22,152,197    21,011,910
               Other receivables -
                  affiliates  . . . . . . . .      1,903,832     1,945,718
             Notes receivable - affiliate . . .       56,667        56,667
             Costs and estimated earnings in
               excess of billings on
               uncompleted contracts  . . . . .   15,378,178    14,770,676
             Income tax refund receivable . . .    1,050,625     1,274,685
             Deferred income tax  . . . . . . .      742,130       742,130
             Other current assets . . . . . . .    1,673,100     2,560,112
                                                ------------- -------------
               Total current assets   . . . . .   44,117,192    42,570,411
                                                ------------- -------------

          Property and equipment, net . . . . .   37,592,661    38,413,933
          Intangible assets . . . . . . . . . .      785,175       967,208
          Accounts receivable - affiliates  . .    1,450,716     1,503,522
          Note receivable - affiliate . . . . .    3,794,060     4,000,696
          Term note from affiliate (including
             accrued interest of $506,755 and
             $751,699 as of December 31, 1995,
             and June 30, 1996, respectively) .    4,797,804     5,042,748
          Other assets  . . . . . . . . . . . .    1,090,942     1,382,352
                                                ------------- -------------
                                                $ 93,628,550  $ 93,880,870
                                                ============= =============












                               See accompanying notes.


                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS
                                     (continued)

                                                December 31,     June 30,
                                                    1995           1996
                                                ------------- -------------
          LIABILITIES AND STOCKHOLDERS' EQUITY                 (unaudited)

          Current liabilities:
             Accounts payable - trade . . . . . $ 17,358,270  $ 13,479,636
             Accrued expenses . . . . . . . . .    7,049,132     6,883,658
             Billings in excess of costs and
               estimated earnings on
               uncompleted contracts  . . . . .      606,614       523,504
             Current portion of long-term debt.    7,074,857     4,537,917
             Current portion of Employee Stock
               Ownership Plan Trust debt  . . .      480,000       480,000
                                                ------------- -------------
                   Total current liabilities  .   32,568,873    25,904,715
                                                ------------- -------------

          Long-term debt  . . . . . . . . . . .   24,619,969    32,735,169
          Employee Stock Ownership
             Plan Trust debt  . . . . . . . . .    1,920,000     1,560,000
          Deferred income taxes . . . . . . . .    4,559,531     4,559,531
          Minority interest in subsidiary . . .    3,578,741     3,565,287
          Commitments and contingencies . . . .        -             -

          Stockholders' equity:
             Preferred stock, $.001 par value;
               1,000,000 shares authorized,
               none issued and outstanding  . .        -             -
             Common stock, $.001 par value;
               32,500,000 shares authorized;
               4,447,397 shares issued and
               outstanding  . . . . . . . . .          4,447         4,447
             Class B common stock, $.001 par
               value; 10,000,000 shares
               authorized; 2,291,569 shares
               issued and outstanding   . . . .        2,292         2,292
             Capital in excess of par value . .   18,730,173    18,730,173
             Retained earnings  . . . . . . . .    9,911,606     8,872,986
             Unearned employee compensation
               from Employee Stock Ownership
               Plan Trust   . . . . . . . . . .   (2,267,082)   (2,040,000)
                                                ------------- -------------
                                                  26,381,436    25,569,898
              Less treasury stock at cost . . .        -           (13,730)
                                                ------------- -------------
                  Total stockholders equity . .   26,381,436    25,556,168
                                                ------------- -------------
                                                $ 93,628,550  $ 93,880,870
                                                ============= =============

                               See accompanying notes.


                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three months ended June 30,
                                                ---------------------------
                                                    1995           1996
                                                ------------- -------------
                                                 (unaudited)   (unaudited)
          Revenue:
             Gross revenue  . . . . . . . . . . $ 25,468,296  $ 27,374,204
             Outside services, at cost  . . . .   (2,575,507)   (2,291,739)
                                                ------------- -------------

             Net revenue  . . . . . . . . . . .   22,892,789    25,082,465

          Costs and expenses:
             Cost of revenue earned . . . . . .   18,856,400    20,315,712
             Selling, general and
               administrative expenses  . . . .    3,154,260     3,796,997
                                                ------------- -------------
          Operating income  . . . . . . . . .        882,129       969,756

          Minority interest in net income of
             subsidiary . . . . . . . . . . . .     (123,740)      (33,436)
          Interest expense, net . . . . . . . .     (331,364)     (550,764)
                                                ------------- -------------
          Income before provision for income
             taxes  . . . . . . . . . . . . . .      427,025       385,556

          Provision for income taxes  . . . .        203,425       158,014
                                                ------------- -------------

          Net income  . . . . . . . . . . . . . $    223,600  $    227,542
                                                ============= =============


          Per Share Date:
          Income per share  . . . . . . . . . . $        .05  $        .05
                                                ============= =============

          Weighted average number of shares
             outstanding used in computation  .    4,442,997     4,444,782
                                                ============= =============











                               See accompanying notes.


                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Six months ended June 30,
                                                ---------------------------
                                                    1995           1996
                                                ------------- -------------
                                                 (unaudited)   (unaudited)
          Revenue:
             Gross revenue  . . . . . . . . . . $ 51,218,046  $ 52,084,349
             Outside services, at cost  . . . .   (7,280,613)   (4,590,742)
                                                ------------- -------------


             Net revenue  . . . . . . . . . . .   43,937,433    47,493,607

          Costs and expenses:
             Cost of revenue earned . . . . . .   35,565,788    40,930,446
             Selling, general and
               administrative expenses  . . . .    5,874,802     7,409,827
                                                ------------- -------------
          Operating income (loss) . . . . . .      2,496,843      (846,666)

          Minority interest in net (income)
             loss of subsidiary . . . . . . . .     (225,097)       13,454
          Interest expense, net . . . . . . . .     (674,900)   (1,046,022)
                                                ------------- -------------

          Income (loss) before provision for
             income taxes . . . . . . . . . . .    1,596,846    (1,879,234)

          Provision for income taxes
             (benefit)  . . . . . . . . . . .        710,202      (840,614)
                                                ------------- -------------
          Net income (loss) . . . . . . . . .   $    886,644  $ (1,038,620)
                                                ============= =============


          Per Share Data:

          Income (loss) per share . . . . . . . $        .20  $       (.23)
                                                ============= =============

          Weighted average number of shares
             outstanding used in
             computation  . . . . . . . . . . .    4,442,997     4,445,746
                                                ============= =============







                               See accompanying notes.


                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   DECREASE IN CASH


                                                 Six months ended June 30,
                                                ---------------------------

                                                    1995           1996
                                                -------------  -------------
                                                 (unaudited)    (unaudited)
         Cash flows from operating activities:
             Net income (loss) . . . . . . . .  $    886,644   $ (1,038,620)
             Adjustments to reconcile net
               income (loss) to net cash
               provided (used) by operating
               activities:
                  Depreciation and
                    amortization . . . . . . .     1,874,427      2,571,433
                  (Gain) loss on disposal of
                    property and equipment . .      (143,814)        58,403
                  Accrued interest on
                    term note  . . . . . . . .      (222,193)      (244,944)
                  Minority interest in net
                    (income) loss of
                    subsidiary . . . . . . . .       225,097        (13,454)
                  Unearned employee
                    compensation from Employee
                    Stock Ownership Plan
                    Trust  . . . . . . . . . .       297,852        227,082
                  Changes in operating assets
                  and liabilities:
                    Accounts receivable  . . .      (129,076)       838,959
                    Costs and estimated
                       earnings in excess of
                       billings on uncompleted
                       contracts . . . . . . .      (239,455)       607,502
                    Income tax refund
                       receivable  . . . . . .       501,331       (224,060)
                    Other assets . . . . . . .    (1,163,770)    (1,178,422)
                    Accounts payable . . . . .       439,932     (3,878,634)
                    Accrued expenses . . . . .       486,932       (165,474)
                    Billings in excess of costs
                       and estimated earnings
                       on uncompleted
                       contracts . . . . . . .       (27,913)       (83,110)
                                                -------------  -------------
             Total adjustments . . . . . . . .     1,899,350     (1,484,719)
                                                -------------  -------------
         Net cash provided (used) by operating
             activities  . . . . . . . . . . .     2,785,994     (2,523,339)
                                                -------------  -------------


                               See accompanying notes.


                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             DECREASE IN CASH (continued)



                                                 Six months ended June 30,
                                                ---------------------------
                                                    1995           1996
                                                -------------  -------------
                                                 (unaudited)    (unaudited)
         Cash flows from investing activities:
             Capital expenditures  . . . . . .    (4,571,202)    (3,816,724)
             Proceeds from sale of property
               and equipment . . . . . . . . .       621,360        183,583
         Net cash used by investing             -------------  -------------
             activities  . . . . . . . . . . .    (3,949,842)    (3,633,141)
                                                -------------  -------------
         Cash flows from financing activities:
             Proceeds from long-term debt  . .     4,509,748      9,587,467
             Repayments of long-term debt  . .    (3,091,167)    (4,009,207)
             Repayments of Employee Stock
               Ownership Plan Trust debt . . .      (300,000)      (360,000)
             Purchase of treasury stock  . . .         -            (13,730)
         Net cash provided by financing         -------------  -------------
             activities  . . . . . . . . . . .     1,118,581      5,204,530
                                                -------------  -------------

         Net decrease in cash  . . . . . . . .       (45,267)      (951,950)
         Cash, beginning of period . . . . . .       479,106      1,160,463
         Cash, end of period . . . . . . . . .  -------------  -------------
                                                $    433,839   $    208,513
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

          Treasury stock - Treasury stock is shown at cost and, in 1996, consists of 2,600 shares of common stock (none during 1995).

      2.  Costs and estimated earnings on uncompleted contracts

                                                December 31,     June 30,
                                                    1995           1996
                                                ------------- -------------
                                                               (unaudited)

          Expenditures on uncompleted
             contracts . . . . . . . . . . . .  $ 65,767,913  $ 76,971,552
          Estimated earnings on uncompleted
             contracts . . . . . . . . . . . .     7,456,516     7,948,537
                                                ------------- -------------
                                                  73,224,429    84,920,089
          Less actual and allowable billings
             on uncompleted contracts  . . . .    58,452,865    70,672,917
                                                ------------- -------------
                                                $ 14,771,564  $ 14,247,172
                                                ============= =============
          Costs and estimated earnings in
             excess of billings on uncompleted
             contracts . . . . . . . . . . . .  $ 15,378,178  $ 14,770,676
          Billings in excess of costs and
             estimated earnings on uncompleted
             contracts . . . . . . . . . . . .      (606,614)     (523,504)
                                                ------------- -------------
                                                $ 14,771,564  $ 14,247,172
                                                ============= =============


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      3.  Property and equipment, net
                                                December 31,     June 30,
                                                    1995           1996
                                                ------------- -------------
                                                               (unaudited)

          Land   . . . . . . . . . . . . . . .  $  5,067,437  $  5,428,829
          Buildings and improvements   . . . .     7,317,544     7,412,612
          Construction and recycling
             equipment . . . . . . . . . . . .    42,345,792    44,899,015
          Furniture and fixtures   . . . . . .     1,463,600     1,406,183
          Construction in progress   . . . . .       615,846       331,806
                                                ------------- -------------
                                                  56,810,219    59,478,445
          Less accumulated depreciation  . . .   (19,217,558)  (21,064,512)
                                                ------------- -------------
                                                $ 37,592,661    38,413,933
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
                                                ------------- -------------
                                                               (unaudited)

          Notes payable, principal and
          interest payable in monthly
          installments through March 1, 2001,
          interest at varying rates up to 13
          percent, collateralized by
          equipment  . . . . . . . . . . . . .  $ 20,215,486  $ 20,068,857
          Revolving term bank line of credit,
          $12,250,000($5,000,000 during
          1995), maximum, due October 31,
          1997, interest at lender's base
          rate plus 1/2 percent. . . . . . . .     3,292,607    10,164,810

          Bank note payable, varying
          principal and interest payments
          through August 1, 1996, interest at
          prime plus 1 3/4 percent,
          collateralized by equipment  . . . .     1,500,000       500,000

          Mortgage notes, principal and
          interest payable in monthly
          installments through October 1,
          2010, interest at varying rates up
          to prime plus 1 3/4 percent,
          collateralized by land and
          buildings  . . . . . . . . . . . . .     5,286,733     5,139,419
          Mortgage notes - $500,000 with
          related parties, interest payable
          in quarterly installments at 10
          percent, plus a performance based
          return not to exceed 6 percent,
          principal due January 9, 1997,
          collateralized by land and
          buildings  . . . . . . . . . . . . .     1,400,000     1,400,000
                                                ------------- -------------

                                                  31,694,826    37,273,086
          Less current portion   . . . . . . .     7,074,857     4,537,917
                                                ------------- -------------
                                                $ 24,619,969  $ 32,735,169
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

          The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $15,900,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 4.0 to 1.0, consolidated debt service coverage ration of at least 0.9 to 1.0, and a fixed charge coverage ratio of not less than 0.9 to 1.0. In addition, the covenants prohibit the ability, without lender approval, of the Company to pay dividends. As of June 30, 1996 the Company was in compliance with or obtained waivers for all loan covenants. The lender has not declared the Company in default and has allowed the Company to remain in violation of these covenants. The Company has obtained the personal guarantee of Mr. Francis Williams should the lender accelerates the maturities of the Revolving Term Bank Line of Credit, Bank Note Payable, and the Mortgage Note on the corporate office. This guarantee provides that Mr. Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the Company is not required to pay any principal payments during 1996 more than the regularly scheduled maturities.


      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995

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

          As a result of the foregoing, income before provision for income taxes for the three months ended June 30, 1996, was $386,000 (2 percent of net revenue) compared to $427,000 (2 percent of net revenue) during the same period in 1995.

          The Company's effective tax rate was 41.0 percent for the three months ended June 30, 1996, compared to a tax rate of 47.6 percent for 1995. The decrease in the effective tax rate was due primarily to lower state income taxes.


          As a result of the foregoing, net income for the three months ended June 30, 1996, was $228,000 (1 percent of net revenue) as compared with $224,000 (1 percent of net revenue) for the three months ended June 30, 1995.

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

          Minority interest in net loss of subsidiary was $13,000 for the six months ended June 30, 1996 compared to minority interest in net income of subsidiary of $225,000 for the six months ended June 30, 1995. The minority interest in net income (loss) of subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock.


          Net interest expense increased to $1,046,000 from $674,000 primarily due to additional borrowings under the Company's revolving term bank line associated with working capital requirements from increased operating volume.

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


      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES

          Cash provided (used) by operating activities was ($2,523,000) and $2,786,000 during the six months ended June 30, 1996 and 1995, respec-tively. For the first six months of 1996, the net cash used by operating activities of $2,523,000 was due primarily to the company s net loss, offset by the effect of depreciation, net of changes in certain operating assets and liabilities (primarily accounts receivables, other assets and accounts payable). For the first six months of 1995, cash provided by operating activities of $2,786,000 was due primarily to cash provided by net income, plus the effect of depreciation, net of changes in certain operating assets and liabilities (primarily accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and accrued expenses). The Company had cash requirements related to capital expenditures during the six months ended June 30, 1996 and 1995, of $3,817,000 and $4,571,000, respectively.
      These expenditures were primarily related to the acquisition of equipment associated with the Company's solid waste management and utility contracting segments. At June 30, 1996, the Company has borrowed approximately $10,165,000 of its term bank line of credit, with $2,085,000 available for future borrowings.

          The debt  agreements contain certain covenants,  the most restrictive of which require  maintenance of  a consolidated tangible  net worth,  as defined,  of  not  less  than  $15,900,000,  maintenance  of  a  debt  to consolidated  tangible net  worth  ratio  of no  more  than 4.0  to  1.0, consolidated debt service  coverage ration of at least 0.9  to 1.0, and a fixed  charge coverage ratio of  not less than 0.9  to 1.0.  In addition, the  covenants  prohibit the  ability,  without lender  approval,  of the
      Company  to pay dividends.   As of June  30, 1996 the Company  was not in
      compliance  with the  loan covenants.   The lender  has not  declared the
      Company in default and has allowed the Company to remain  in violation of these covenants.  The Company has  obtained the personal guarantee of Mr.
      Francis Williams  should  the lender  accelerates the  maturities of  the
      Revolving  Term Bank Line of Credit,  Bank Note Payable, and the Mortgage


      Note on the corporate office. This guarantee provides that Mr. Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the Company is not required to pay any principal payments during 1996 more than the regularly scheduled maturities.

          The Company's ratio of total debt to total equity was 2.41 : 1.00 and
      2.53 : 1.00 at December 31, 1995 and June 30, 1996, respectively. The increase in total debt is primarily due to increased borrowings under the Company's revolving term bank line of credit to fund operations.

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

          Mr. Francis M. Williams is the sole shareholder of the corporate general partner and the sole limited partner of Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the Apartments ). On June 30, 1993, the Company, Citicorp Real Estate, Inc. ( Citicorp ), the Apartments, and Francis M. Williams entered into a settlement and note renewal agreement whereby the Apartments' Chapter 11 bankruptcy filings were voluntarily dismissed. In accordance with the terms of the settlement agreement, $3,638,696 of the accounts receivable - affiliates balance recorded by the Company was converted into a note receivable. The note receivable bears interest at prime plus 2 percent, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Amounts due from the Apartments at December 31, 1995, and June 30, 1996, are approximately $3,851,000 and $4,057,000, respectively.

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

               None

      Item 5.  Other information

               None

      Item 6.  Exhibits and reports on Form 8-K

               (a) The following document is filed as an exhibit to this Quarterly Report on
                    Form 10-Q/A:

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





                                        KIMMINS CORP.



      Date:     October 7, 1996         By:  /s/Francis M. Williams
             --------------------            -----------------------
                                             Francis M. Williams
                                             President and
                                             Chief Executive Officer
                                             (Principle Executive Officer)


      Date:     October 7, 1996         By:  /s/Norman S. Dominiak
             --------------------            -----------------------
                                             Norman S. Dominiak
                                             Vice President and
                                             Chief Financial Officer
                                             (Principle Accounting and
                                              Financial Officer)