Form 10-Q
period 1996-09-30
KIMMINS CORP/DE
filed 1996-11-13
CIK 811562

------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------
                                  FORM 10-Q

[MARK  ONE]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from to.

                          Commission File No.1-10489
                          --------------------------

                                KIMMINS CORP.
            (Exact name of registrant as specified in its charter)

       DELAWARE                                 59-2763096
(State of incorporation)            (I.R.S. Employer Identification Number)


               1501 SECOND AVENUE, EAST, TAMPA, FLORIDA  33605
  (Address of registrant's principal executive offices, including zip code)
                           -----------------------

    (Registrant's telephone number, including area code):  (813) 248-3878

                                    None
------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  require-ments  for  the  past  90 days.   Yes [X]        No [  ]

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

                     Applicable Only to Corporate Issuers

The number of shares of Common Stock outstanding on November 12, 1996, was 4,447,397 shares.
The number of shares of Class B Common Stock outstanding on November 12, 1996, was 2,291,569 shares.
------------------------------------------------------------------------------

     KIMMINS  CORP.

                                  FORM 10-Q

                                    INDEX






                                                                                 PAGE
                                                                                 ------
PART I.            FINANCIAL INFORMATION

          Item 1.  Consolidated balance sheets at December 31, 1995
                   and September 30, 1996 (unaudited)                             1 - 2

                   Consolidated statements of operations for the three and
                   nine months ended September 30, 1995 and 1996 (unaudited)      3 - 4

                   Consolidated statements of cash flows for the nine months
                   ended September 30, 1995 and 1996 (unaudited)                      5

                   Notes to consolidated financial statements                     6 - 8

          Item 2   Management's discussion and analysis of financial condition
                   and results of operations                                     9 - 12


PART II.           OTHER INFORMATION

          Item 1.  Legal proceedings                                                 13

          Item 2.  Changes in securities                                             13

          Item 3.  Defaults upon senior securities                                   13

          Item 4.  Submission of matters to a vote of security holders               13

          Item 5.  Other information                                                 13

          Item 6.  Exhibits and reports on Form 8-K                                  13

                   Signatures                                                        14




                 SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                       PART I - FINANCIAL INFORMATION
                       ------------------------------

ITEM  1.      FINANCIAL  STATEMENTS
              ---------------------

                                     KIMMINS CORP.

                              CONSOLIDATED BALANCE SHEETS



                                                          December 31,    September 30,
                                                              1995            1996
                                                          -------------  ---------------
ASSETS                                                                     (unaudited)
--------------------------------------------------------

Current assets:
 Cash                                                     $   1,160,463  $     2,499,886
 Accounts receivable:
   Contract and trade                                        22,152,197       24,693,755
   Other receivables - affiliates                             1,903,832        2,044,263
 Notes receivable - affiliate                                    56,667           56,667
 Costs and estimated earnings in excess of billings on       15,378,178       16,714,638
   uncompleted contracts                                      1,050,625        1,720,596
 Income tax refund receivable                                   742,130          742,130
 Deferred income tax                                          1,673,100        2,229,938
                                                          -------------  ---------------
 Other current assets
   Total current assets                                      44,117,192       50,701,873
                                                          -------------  ---------------
Property and equipment, net                                  37,592,661       38,109,814
Intangible assets                                               785,175          933,030
Accounts receivable - affiliates                              1,450,716        1,539,903
Note receivable - affiliate                                   3,794,060        4,108,137
Term note from affiliate (including accrued interest of
 $506,755 and $878,821 as of December 31, 1995, and
 September 30, 1996, respectively)                            4,797,804        5,169,870
Other assets                                                  1,090,942        1,183,185
                                                          -------------  ---------------
                                                          $  93,628,550  $   101,745,812
                                                          =============  ===============














                           See accompanying notes.


                                      KIMMINS CORP.

                               CONSOLIDATED BALANCE SHEETS
                                       (CONTINUED)


                                                          December 31,     September 30,
                                                              1995             1996
                                                        ----------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                        (unaudited)
------------------------------------------------------
Current liabilities:
 Accounts payable - trade                               $    17,358,270   $   19,752,216
 Accrued expenses                                             7,049,132        8,280,815
 Billings in excess of costs and estimated earnings on
    uncompleted contracts                                       606,614          738,112
 Current portion of long-term debt                            7,074,857        4,730,777
 Current portion of Employee Stock Ownership Plan
    Trust debt                                                  480,000          480,000
                                                        ----------------  ---------------
       Total current liabilities                             32,568,873       33,981,920
                                                        ----------------  ---------------
Long-term debt                                               24,619,969       33,262,881
Employee Stock Ownership Plan Trust debt                      1,920,000        1,440,000
Deferred income taxes                                         4,559,531        4,559,531
Minority interest in subsidiary                               3,578,741        3,580,619
Commitments and contingencies                                         -                -
Stockholders' equity:
 Preferred stock, $.001 par value; 1,000,000 shares
   authorized, none issued and outstanding                            -                -
 Common stock, $.001 par value; 32,500,000 shares
   authorized; 4,447,397 shares issued and
   outstanding                                                    4,447            4,447
 Class B common stock, $.001 par value; 10,000,000
   shares authorized; 2,291,569 shares issued and
   outstanding                                                    2,292            2,292
 Capital in excess of par value                              18,730,173       18,730,173
 Retained earnings                                            9,911,606        8,342,876
 Unearned employee compensation from Employee
   Stock Ownership Plan Trust                                (2,267,082)      (1,920,000)
                                                        ----------------  ---------------
                                                             26,381,436       25,159,788
    Less treasury stock at cost                          -   26,381,436         (238,927)
                                                        ----------------  ---------------
         Total stockholders equity                                            24,920,861
                                                                          ---------------
                                                        $    93,628,550
                                                        ================
                                                                          $  101,745,812
                                                                          ===============




                           See accompanying notes.



                                KIMMINS CORP.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three months ended September 30,
                                            --------------------------------
                                                      1995          1996
                                                  ------------  ------------
                                                  (unaudited)   (unaudited)
Revenue:
 Gross revenue                                    $29,808,309   $33,758,177
 Outside services, at cost                         (4,636,905)   (4,532,085)
                                                  ------------  ------------
 Net revenue                                       25,171,404    29,226,092
Costs and expenses:
 Cost of revenue earned                            19,993,099    25,918,978
 Selling, general and administrative
   expenses                                         3,781,501     3,664,664
                                                  ------------  ------------
Operating income (loss)                             1,396,804      (357,550)
Minority interest in net income of subsidiary          77,129        15,332
Interest expense, net                                 345,554       597,478
                                                  ------------  ------------
Income (loss) before provision for income taxes       974,121      (970,360)
Provision for income taxes (benefit)                  411,743      (440,250)
                                                  ------------  ------------
Net income (loss)                                 $   562,378   $  (530,110)
                                                  ============  ============

Per Share Date:
Income (loss) per share                           $       .13   $      (.12)
                                                  ============  ============
Weighted average number of shares
 outstanding used in computation                    4,445,293     4,415,964
                                                  ============  ============
















                           See accompanying notes.


                                KIMMINS CORP.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Nine months ended September 30,
                                              -------------------------------
                                                      1995           1996
                                                  -------------  ------------
                                                   (unaudited)   (unaudited)
Revenue:
 Gross revenue                                    $ 81,026,355   $85,842,526
 Outside services, at cost                         (11,917,518)   (9,122,827)
                                                  -------------  ------------
 Net revenue                                        69,108,837    76,719,699
Costs and expenses:
 Cost of revenue earned                             55,558,887    66,849,424
 Selling, general and administrative
   expenses                                          9,656,303    11,074,491
                                                  -------------  ------------
Operating income (loss)                              3,893,647    (1,204,216)
Minority interest in net income of subsidiary          302,226         1,878
Interest expense, net                                1,020,454     1,643,500
                                                  -------------  ------------
Income (loss) before provision for income taxes      2,570,967    (2,849,594)
Provision for income taxes (benefit)                 1,121,945    (1,280,864)
                                                  -------------  ------------
Net income (loss)                                 $  1,449,022   $(1,568,730)
                                                  =============  ============

Per Share Data:
------------------------------------------------
Income (loss) per share                           $        .33   $      (.35)
                                                  =============  ============
Weighted average number of shares
 outstanding used in computation                     4,443,771     4,434,838
                                                  =============  ============















                           See accompanying notes.


KIMMINS  CORP.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                            INCREASE (DECREASE) IN CASH

                                                     Nine months ended September 30,
                                                     -------------------------------
                                                              1995          1996
                                                          ------------  ------------
                                                          (unaudited)   (unaudited)
Cash flows from operating activities:
 Net income (loss)                                        $ 1,449,022   $(1,568,730)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                          2,877,373     3,878,943
     (Gain) loss on disposal of property and
       equipment                                             (243,213)      (34,458)
     Accrued interest on term note                           (337,229)     (372,066)
     Minority interest in net income of
       subsidiary                                             302,226         1,878
     Unearned employee compensation from
       Employee Stock Ownership Plan Trust                    442,476       347,082
     Changes in operating assets and liabilities:
       Accounts receivable                                 (3,202,518)   (3,085,253)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                 (1,574,406)   (1,336,460)
       Income tax refund receivable                           503,995      (669,971)
       Other assets                                          (774,468)     (649,081)
       Accounts payable                                     2,774,889     2,393,946
       Accrued expenses                                     3,057,400     1,231,683
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                   (247,049)      131,498
                                                          ------------  ------------
 Total adjustments                                          3,579,476     1,837,741
                                                          ------------  ------------

Net cash provided by operating activities                   5,028,498       269,011
                                                          ------------  ------------
Cash flows from investing activities:
 Capital expenditures                                      (9,561,478)   (4,971,678)
 Proceeds from sale of property and equipment                 769,898       462,185
                                                          ------------  ------------
Net cash used by investing activities                      (8,791,580)   (4,509,493)
                                                          ------------  ------------

Cash flows from financing activities:
 Proceeds from long-term debt                              11,919,824    12,206,052
 Repayments of long-term debt                              (7,837,329)   (5,907,220)
 Repayments of Employee Stock Ownership Plan
   Trust debt                                                (450,000)     (480,000)
    Proceeds from stock options                                19,799             -
 Purchase of treasury stock                                         -      (238,927)
                                                          ------------  ------------
Net cash provided by financing activities                   3,652,294     5,579,905
                                                          ------------  ------------

Net increase (decrease) in cash                              (110,788)    1,339,423
Cash, beginning of period                                     479,106     1,160,463
                                                          ------------  ------------
Cash, end of period                                       $   368,318   $ 2,499,886
                                                          ============  ============



                           See accompanying notes.

                                KIMMINS CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
  -----------------------------------------------------------------

Basis  of  presentation - These financial  statements  of Kimmins Corp. (f/k/a
-----------------------
Kimmins Environmental Service Corp.) and its subsidiaries (collectively, the "Company") omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the financial information for the interim periods reported have been made.

Treasury  stock  -  Treasury  stock  is shown at cost and in 1996, consists of
---------------
53,828  shares  of  common  stock  (none  during  1995).

2.COSTS  AND  ESTIMATED  EARNINGS  ON  UNCOMPLETED  CONTRACTS
  -----------------------------------------------------------



                                                      December 31,    September 30,
                                                          1995            1996
                                                     --------------  ---------------
                                                                       (unaudited)

 Expenditures on uncompleted contracts               $  65,767,913   $   66,538,381
 Estimated earnings on uncompleted contracts             7,456,516        7,807,834
                                                     --------------  ---------------
                                                        73,224,429       74,346,215
 Less actual and allowable billings on uncompleted
    contracts                                           58,452,865       58,369,689
                                                     --------------  ---------------
                                                     $  14,771,564   $   15,976,526
                                                     ==============  ===============
 Costs and estimated earnings in excess of billings
    on uncompleted contracts                         $  15,378,178   $   16,714,638
 Billings in excess of costs and estimated earnings
    on uncompleted contracts                              (606,614)        (738,112)
                                                     --------------  ---------------
                                                     $  14,771,564   $   15,976,526
                                                     ==============  ===============

3.PROPERTY  AND  EQUIPMENT,  NET
  ------------------------------


                                        December 31,    September 30,
                                            1995            1996
                                       --------------  ---------------
                                                         (unaudited)
 Land                                  $   5,067,437   $    5,622,814
 Buildings and improvements                7,317,544        7,769,931
 Construction and recycling equipment     42,345,792       45,282,000
 Furniture and fixtures                    1,463,600        1,428,987
 Construction in progress                    615,846           90,831
                                       --------------  ---------------
                                          56,810,219       60,194,563
 Less accumulated depreciation           (19,217,558)     (22,084,749)
                                       --------------  ---------------
                                       $  37,592,661   $   38,109,814
                                       ==============  ===============



Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to thirty years. Construction in progress will be depreciated over the estimated useful lives when placed into service.


                                    KIMMINS CORP.

          NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


4.LONG-TERM  DEBT
  ---------------

                                                       December 31,    September 30,
                                                           1995            1996
                                                       -------------  ---------------
                                                                        (unaudited)

 Notes payable, principal and interest payable in
   monthly installments through September 1, 2001,
    interest at varying rates up to 13 percent,
    collateralized by equipment                        $  20,215,486  $    20,193,173
 Revolving term bank line of credit, $12,250,000
 ($5,000,000 during 1995), maximum, due October 31,
 1997, interest at lender's base rate plus   percent
                                                           3,292,607       11,334,810
Bank note payable, varying principal and interest
   payments through August 1, 1996, interest at prime
    plus  1 3/4 percent, collateralized by equipment       1,500,000                -
 Mortgage notes, principal and interest payable in
   monthly installments through October 1, 2010,
   interest at varying rates up to prime plus 1 3/4
   percent, collateralized by land and buildings           5,286,733        5,065,675
 Mortgage notes - $500,000 with related parties,
   interest payable in quarterly installments at 10
   percent, plus a performance based return not to
   exceed 6 percent, principal due January 9, 1997,
   collateralized by land and buildings                    1,400,000        1,400,000
                                                       -------------  ---------------
                                                          31,694,826       37,993,658
 Less current portion                                      7,074,857        4,730,777
                                                       -------------  ---------------
                                                       $  24,619,969  $    33,262,881
                                                       =============  ===============


     At September 30, 1996, $1,400,000 of the Mortgage Notes have been classified as long-term debt as it is the Company's intent to refinance this debt on a long-term basis.

     The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $15,900,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 4.0 to 1.0, consolidated debt service coverage ratio of not less than 0.9 to 1.0, and a fixed charge coverage ratio of not less than 0.9 to 1.0. In addition, the covenants prohibit the ability, without lender approval, of the Company to pay dividends. As of September 30, 1996 the Company was in compliance with or obtained waivers for all loan covenants. The Company has also obtained the personal guarantee of Mr. Francis Williams should waivers not be obtained in the future and the lender accelerates the maturities of the Revolving Term Bank Line of Credit and the Mortgage Note on the corporate office. This guarantee provides that Mr.
Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the Company is not required to pay any principal payments during 1996 more than the regularly scheduled maturities.



                                      7

                                KIMMINS CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    SUBSEQUENT  EVENT
      -----------------

On November 5, 1996, the Company received 1,723,290 shares of Cumberland Holdings, Inc. ("CHI") common stock in exchange for the Term Note from Affiliate. The CHI common stock had a fair market value of $3.00 per share on the date of the exchange. This transaction will result in the Company holding an approximately 30 percent ownership interest in CHI, and this investment will be accounted for using the equity method.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                  -------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


     Net revenue for the three months ended September 30, 1996, increased by 16 percent to $29,226,000 from $25,171,000 for the three months ended September 30, 1995. The increase was due primarily to the growth of the Company's utility contracting services ($3,373,000 increase in net revenue). This increase offsets certain decreases in the Company's abatement services ($412,000 decrease in net revenue).

     Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 16 percent for the three months ended September 30, 1996, from 18 percent for the three months ended September 30, 1995. The Company will utilize the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services.

     Cost of revenue earned, as a percentage of net revenue, for the three months ended September 30, 1996, increased to 89 percent from 79 percent for the three months ended September 30, 1995. As a result, the gross margin percentage decreased to 11 percent of net revenue for the three months ended September 30, 1996, from 21 percent for the three months ended September 30, 1995. The gross profit for the three months ended September 30, 1996, was $3,307,000 compared to $5,178,000 for the three months ended September 30, 1995. The decrease in the dollar amount of gross margin was associated primarily with a loss incurred during the third quarter on a remedial services contract which was performed by the recently closed Niagara Falls, New York office, that failed to perform to the Company's original projections.

     During the three months ended September 30, 1996, selling, general and administrative expenses decreased to $3,665,000 (13 percent of net revenue) from $3,782,000 (15 percent of net revenue) for the three months ended September 30, 1995. The dollar and percentage decreases in selling, general, and administrative expenses are primarily a result of the consolidation of certain administrative functions.

     Minority interest in net income of subsidiary was $15,000 for the three months ended September 30, 1996, compared to $77,000 for the three months ended September 30, 1995. The minority interest in net income of subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock.

     Net interest expense increased to $597,000 from $346,000 primarily due to additional borrowings under the Company's revolving term bank line associated with working capital requirements from increased operating volume.

     The Company's loss before provision for income taxes for the three months ended September 30, 1996, was ($970,000) (negative 3 percent of net revenue) compared to income before provision for income taxes of $974,000 (4 percent of net revenue) during the same period in 1995.

     The Company's effective tax rate was 45.3 percent for the three months ended September 30, 1996, compared to a tax rate of 42.3 percent for 1995. The increase in the effective tax rate was due primarily to higher state income taxes.

     As a result of the foregoing, net loss for the three months ended September 30, 1996, was $530,000 (negative 2 percent of net revenue) as compared with net income of $562,000 (2 percent of net revenue) for the three months ended September 30, 1995.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                  -------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


     Net revenue for the nine months ended September 30, 1996, increased by 11 percent to $76,720,000 from $69,109,000 for the nine months ended September 30, 1995. The increase was due primarily to the continued growth of the Company's solid waste management segment as it expands its operations in the Florida market ($3,117,000 increase in net revenue) and the growth of the Company's utility contracting services ($6,463,000 increase in net revenue). This increase offsets certain decreases in the Company's remediation services ($1,497,000 decrease in net revenue) and abatement services ($748,000 decrease in net revenue).

     Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 12 percent for the nine months ended September 30, 1996, from 17 percent for the nine months ended September 30, 1995. The Company will utilize the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services.

     Cost of revenue earned, as a percentage of net revenue, for the nine months ended September 30, 1996, increased to 83 percent from 80 percent for the six months ended September 30, 1995. As a result, the gross margin percentage decreased to 17 percent of net revenue for the first half of 1996 from 20 percent for the same period in 1995. The gross profit for the nine months ended September 30, 1996, was $9,870,000 compared to $13,550,000 for the nine months ended September 30, 1995. The decrease in the dollar amount and percentage of gross margin was primarily associated with a loss incurred during the third quarter on a remedial services contract which was performed by the recently closed Niagara Falls, New York office, and losses incurred during the first quarter of 1996 on two utility contracting projects that failed to perform to the Company's original projections.

     During the nine months ended September 30, 1996, selling, general, and administrative expenses increased to $11,074,000 (14 percent of net revenue) from $9,656,000 (14 percent of net revenue for the six months ended September 30, 1995. The dollar increase in selling, general, and administrative expenses is primarily attributable to increased overhead and marketing costs that are associated with higher levels of operations.

     Minority interest in net income of subsidiary was $2,000 for the nine months ended September 30, 1996 compared to minority interest in net income of subsidiary of $302,000 for the nine months ended September 30, 1995. The minority interest in net income of subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock.

     Net interest expense increased to $1,644,000 from $1,020,000 primarily due to additional borrowings under the Company's revolving term bank line associated with working capital requirements from increased operating volume.

     The Company's loss before provision for income taxes for the nine months ended September 30, 1996, was ($2,850,000) (negative 4 percent of net revenue) compared to income before provision for income taxes of $2,571,000 (4 percent of net revenue) during the nine months ended September 30, 1995.

     The Company's effective tax rate was 44.9 percent for the nine months ended September 30, 1996, compared to a tax rate of 43.6 percent for 1995. The increase in the effective tax rate was primarily due to higher state income taxes.

     As a result of the foregoing, the net loss incurred for the nine months ended September 30, 1996, was ($1,569,000) (negative 2 percent of net revenue) as compared with net income for the nine months ended September 30, 1995, of $1,449,000 (2 percent of net revenue).

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                  -------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------

     Cash provided by operating activities was $269,000 and $5,028,000 during the nine months ended September 30, 1996 and 1995, respec-tively. For the first nine months of 1996, the net cash provided by operating activities of $269,000 was due primarily to the company's net loss, offset by the effect of depreciation, net of changes in certain operating assets and liabilities (primarily accounts receivables, costs and estimated earnings in excess of billings on uncompleted contracts, and accounts payable). For the first nine months of 1995, cash provided by operating activities of $5,028,000 was due primarily to cash provided by net income, plus the effect of depreciation, net of changes in certain operating assets and liabilities (primarily accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and accrued expenses). The Company had cash requirements related to capital expenditures during the nine months ended September 30, 1996 and 1995, of $4,972,000 and $9,561,000, respectively. These expenditures were primarily related to the acquisition of equipment associated with the
Company's solid waste management and utility contracting segments. At September 30, 1996, the Company has borrowed approximately $11,335,000 of its term bank line of credit, with $915,000 available for future borrowings.

     The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $15,900,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 4.0 to 1.0, consolidated debt service coverage ratio of not less than 0.9 to 1.0, and a fixed charge coverage ratio of not less than 0.9 to 1.0. In addition, the covenants prohibit the ability, without lender approval, of the Company to pay dividends. As of September 30, 1996 the Company was in compliance with or obtained waivers for all loan covenants. The Company has also obtained the personal guarantee of Mr. Francis Williams should waivers not be obtained in the future and the lender accelerates the maturities of the Revolving Term Bank Line of Credit and the Mortgage Note on the corporate office. This guarantee provides that Mr.
Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the Company is not required to pay any principal payments during 1996 more than the regularly scheduled maturities.

     The  Company's  ratio  of  total debt to total equity was 2.41 : 1.00 and
2.94 : 1.00 at December 31, 1995 and September 30, 1996, respectively. The increase in total debt is primarily due to increased borrowings under the Company's revolving term bank line of credit to fund operations.

     During both the nine months ended September 30, 1996 and 1995, the Company's average contract and trade receivables less retainage were outstanding for 69 days. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations are subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payables.

     Mr. Francis M. Williams is the sole shareholder of the corporate general partner and the sole limited partner of Sunshadow Apartments, Ltd., and
Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"). On June 30, 1993, the Company, Citicorp Real Estate, Inc. ("Citicorp"), the Apartments, and Francis M. Williams entered into a settlement and note renewal agreement whereby the Apartments' Chapter 11 bankruptcy filings were voluntarily dismissed. In accordance with the terms of the settlement agreement, $3,638,696 of the accounts receivable - affiliates balance recorded by the Company was converted into a note receivable. The note receivable bears interest at prime plus 2 percent, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. Amounts due from the Apartments at December 31, 1995, and September 30, 1996, are approximately $3,851,000 and $4,165,000, respectively.


ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                  -------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------


     At December 31, 1995, and September 30, 1996, $5,301,000, and $5,705,000,
respectively, of the combined accounts receivable - affiliates and note receivable - affiliates are due from affiliates of the Company's president. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

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

     On November 5, 1996, the Company received 1,723,290 shares of Cumberland Holdings, Inc. ("CHI") common stock in exchange for the Term Note from Affiliate. The CHI common stock had a fair market value of $3.00 per share on the date of the exchange. This transaction will result in the Company holding an approximately 30 percent ownership interest in CHI, and this investment will be accounted for using the equity method.

     Inflation has not had, and is not expected to have, a material effect upon the Company's operations.

                        PART II - OTHER INFORMATION
                        ---------------------------




Item  1.          Legal  proceedings
                  ------------------

None

Item  2.          Changes  in  securities
                  -----------------------

          None

Item  3.          Defaults  upon  senior  securities
                  ----------------------------------

          None

Item  4.          Submission  of  matters  to  a  vote  of  security holders
                  ----------------------------------------------------------

          None

Item  5.          Other  information
                  ------------------

          None

Item  6.          Exhibits  and  reports  on  Form  8-K
                  -------------------------------------

          (a) The following document is filed as an exhibit to this Quarterly Report on Form 10-Q:

                      27  -  Financial  Data  Schedule  (for  SEC  use  only)

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  KIMMINS  CORP.




Date:  November  12,  1996   By:  /s/ Francis M. Williams
       -------------------        ------------------------------------------
                                  Francis  M.  Williams
                                  President  and  Chief  Executive  Officer
                                  (Principle  Executive  Officer)




Date:  November  12, 1996    By:  /s/ Norman S. Dominiak
       -------------------        ------------------------------------------
                                  Norman  S.  Dominiak
                                  Vice President and Chief Financial Officer
                                (Principle Accounting and Financial Officer)