Form 10-K/A
period 1995-12-31
KIMMINS CORP/DE
filed 1996-11-19
CIK 811562

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

      7.   Term note from affiliate

           In 1988, Cumberland Casualty & Surety Company ("CCS") issued a surplus debenture to the Company that bears interest at 10 percent per annum in exchange for $3,000,000. In 1992, such debenture was assigned to Cumberland Holdings, Inc. ("Cumberland"). Cumberland entered into a term note agreement with the Company for the outstanding amount of the debenture, including accrued interest at September 30, 1992, as part of the Distribution. The term note is pari passu with the other debts of Cumberland, bears interest at 10 percent, and is due on October 1, 2002. Interest and principal are due quarterly for five years, with minimum interest payments equal to one-half of annual net earnings before interest and income taxes. Payments for the second five years are due quarterly and are payable in equal installments to amortize the remaining balance. Each of these payments will be credited first to the accrued interest and then to principal. Interest accrued on the term note at December 31, 1995, is $506,755 ($51,983 at December 31, 1994).

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      7.   Term Note from Affliate (continued)

           All payments are restricted unless Cumberland Casualty & Surety Company's ("CCS") surplus, as defined, exceeds $4,000,000. Surplus funds are defined as funds of CCS remaining after the deduction of capital, insurance reserves and all other liabilities, in accordance with accounting practices prescribed or permitted by the Florida Department of Insurance. At December 31, 1995, no amounts could be paid under the provisions of the Term Note. In addition, the Term Note is subordinate in right to all policyholders of CCS.

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