Form 10-K
period 1996-12-31
KIMMINS CORP/DE
filed 1997-04-23
CIK 811562

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
            --------------------------------------------------------------

                                      FORM 10-K

          [MARK ONE]
          [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1996

                                          OR

          [  ] Transition Report  Pursuant to  Section 13 or  15(d) of  the
               Securities Exchange Act of 1934

               For the transition period from __________ to __________.

                             Commission File No. 1-10489
            --------------------------------------------------------------

                                    KIMMINS CORP.
            --------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    Delaware                      59-2763096
            -------------------------------------------------------------
            (State of Incorporation) (I.R.S. Employer Identification No.)

                    1501 Second Avenue, East, Tampa, Florida 33605
            -------------------------------------------------------------
                 (Address of registrant s principal executive offices,
                                 including zip code)

                                               Name of Exchange
               Title of Each Class            on Which Registered
            -------------------------------------------------------------
                 Common Stock,                     New York
                 $.001 par value                Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:

                                         NONE

               Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]        No [  ]





               Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               As of April 14, 1997, there were outstanding 4,447,397 shares of Common Stock and 2,291,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 14, 1997, was $7,774,000.
            --------------------------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE:

                                         NONE





               Documents incorporated by reference: Certain exhibits provided in Part IV are incorporated by reference from the Company s Registration Statement on Form S-3 (File No. 33-54640).

               Note: The discussions in this Form 10-K contain forward looking statements that involve risks and uncertainties. The actual results of Kimmins Corp., and its subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management s Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company s actual results for 1997 and beyond to differ materially from those expressed or implied in any forward looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Risk Factors" in the Company s Registration Statement on Form S-1 (File No. 33-12677).

                                        PART I
          Item 1.  Business

                                     THE COMPANY

               Kimmins Corp. and its subsidiaries (collectively, the "Company") operates two business segments: solid waste management services and specialty contracting services. The Company provides solid waste management services through its TransCor Waste Services, Inc., subsidiary to commercial, industrial, residential, and municipal customers in the state of Florida. The Company provides specialty contracting services in the south and northeast, including infrastructure development; underground construction; road work; site remediation services such as excavation, removal and disposal of contaminated soil; facilities demolition and dismantling; and asbestos abatement.

               The Company's services are as follows:

               * Solid waste management services - Transfer, resource recovery, transportation, disposal of non-hazardous waste, and demolition of residential and commercial facilities.

               *  Specialty contracting services

                  * Environmental and utility  contracting -  Environmental
                    and   utility  contracting,   including  infrastructure
                    services such as sewer lines, water lines, and roads.





                  * Industrial  demolition,  dismantling,  and abatement  -
                    Dismantling of facilities or structures including offshore oil platforms; draining liquid wastes from pipes and tanks; asbestos removal, cleanup, disposal, and reinsulation; removal of above- and below-ground tanks; removal and disposal or sale of other equipment; and sale of scrap materials.

                  * Hazardous   waste   services   -   On-site   treatment,
                    containment, and excavation and removal.

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

               During its initial years of operation, the Company emphasized, among other services offered, a broad range of contracting services. As the need for waste-related and specialty contracting services has grown in response to heightened public concern and government regulation, the Company has used its capabilities in facilities demolition and dismantling and in the management of complex construction projects to become increasingly involved in solid waste management and project-oriented activities.

               The Company's strategy is to continue to focus on solid waste management services, through its TransCor Waste Services, Inc. subsidiary, and specialty contracting projects for private and governmental customers. To date, the Company's activities in solid waste management have consisted of opening and operating resource recovery and transfer facilities in various cities in Florida and bidding on and obtaining industrial, commercial, and municipal solid waste management contracts. The Company does not consider its business to be highly seasonable.

          SERVICES

          Solid Waste Management Services:

               The Company, through its majority-owned subsidiary, TransCor
          Waste  Services,   Inc.   ("TransCor"),  provides   solid   waste
          management services to commercial, industrial, residential, and municipal customers. In connection with such services, the Company currently owns and operates fully-permitted construction and demolition ("C&D") transfer and recycling ("T&R") facilities in four of the largest metropolitan regions in the state of Florida. The Company has also, pursuant to several municipal





          contracts, commenced the residential curbside collection of a variety of already segregated recyclable forms of solid waste, including such materials as newspapers, cardboard, plastic, metals, and glass. In addition to its T&R operations, the Company collects and disposes of all types of non-hazardous solid waste for industrial and commercial customers in its T&R regions. The Company also provides residential garbage collection services for several municipalities located in Pinellas County, St. Lucie County, Lee County and Hillsborough County, Florida. In addition, the Company provides demolition and other related services with, and as an economic complement to, its solid waste management services.

               The Company's permits allow it to segregate and recycle part of the C&D debris and yard waste accepted at its T&R facilities (thereby decreasing the Company's landfill disposal costs). The Company has the capability to haul the non-recyclable waste economically to outlying rural landfills (where disposal fees generally are much lower than those charged by urban landfills). Consequently, the Company can charge lower rates at its T&R facilities than those charged by landfill operators in the same vicinities. In addition, disposal of debris at the Company's T&R facilities generally requires less time and results in less damage to waste collection vehicles than landfill disposal. As a result, third-party waste hauling organizations, including those in competition with the Company's own collection services, are provided strong economic and other incentives for disposing of their C&D debris and yard waste at the Company's T&R facilities.

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

          Specialty Contracting:

          Infrastructure and Utility Contracting Services

               Prior to 1988, the Company's contracting business was directed primarily at lower-margin general contracting for industrial, commercial, institutional and governmental customers, including schools, apartments and shopping centers. During 1988, the Company redirected its focus toward environmental and utility contracting, including infrastructure and reconstructive service work.





               The Company, through its subsidiary, Kimmins Contracting Corp., continues to provide comprehensive non-hazardous contracting services, including infrastructure services such as water and sewer line installation, replacement and repair to private and governmental customers primarily in the State of Florida. Related infrastructure development includes road installation, repair and widening, and installation, repair and enhancement of drainage and wastewater services.

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

               Certain demolition projects also involve asbestos removal, cleanup and disposal. The Company is continuing to de-emphasize its asbestos abatement services and generally will only perform these services in conjunction with other environmental demolition activities.





          Hazardous Waste Services

               The Company offers a range of services for the removal, treatment, and disposal of hazardous materials. The services offered include on-site treatment methods, construction of containment systems, and the excavation and removal of contaminated material. The Company has deemphasized its hazardous waste services and will only perform these services in conjunction with other environmental demolition activities.

               On-site treatment. On-site remediation involves treating hazardous materials at a customer's site to reduce or eliminate the need for off- site transportation and disposal of hazardous materials, thus decreasing the cost to and potential liability of the customer. On-site treatment, which includes a variety of techniques, eliminates the substance permanently, reduces its toxicity or volume, or stabilizes its constituents for disposal on-site or off-site at a permitted disposal facility. Treatment and disposal methods used by the Company include incineration, stabilization and fixation, dechlorination, filtration, dewatering, air stripping and carbon adsorption, precipitation, and bioremediation.

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

          SEGMENT INFORMATION

               See Note 18 of Notes to Consolidated Financial Statements of the Company for the years ended December 31, 1994, 1995, and 1996 for the Company's financial segment information.





          PERFORMANCE BONDS

               The Company is required to post performance bonds in connection with certain asbestos abatement, waste remediation, demolition, and construction contracts. For the year ended December 31, 1996, most of the Company's revenue was derived from contracts or projects that required the Company to post performance bonds. The Company's current bonding coverage for non-environmental projects is $30 million for an individual project ($100 million aggregate). The Company has obtained bonding coverage in amounts up to $8.5 million for environmental projects. However, the Company has experienced difficulties in prior years in obtaining bonding coverage for environmental projects more than this amount. However, some environmental projects either do not require a bond or require a bond for less than the complete contract price of the project value. The Company has obtained bonding coverage for environmental projects more than $8.5 million as a result of personal surety bonds or collateral furnished by Francis M. Williams, President of the Company. Mr. Williams has no obligation to provide surety bonds, collateral or otherwise to assist the Company in connection with bonding coverage.

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

          MARKETING

               The Company, through its majority-owned subsidiary, TransCor Waste Services, Inc., generally obtains solid waste collection contracts for its services or for the operation of certain solid waste management facilities through the process of competitive
          bidding,   purchase  orders,   or  negotiations.   The  Company's
          marketing efforts include door-to-door sales, monitoring trade journals and other industry sources for bid solicitations by various entities, including government authorities and related instrumentalities, and responding to such bid solicitations, which may include requests for proposals ("RFPs") and requests for qualifications ("RFQs"). The Company also attempts to be included on lists of qualified bidders frequently contained in RFPs and RFQs. In response to an RFP or RFQ, the soliciting entity requires a written response within a specified period. Generally, in the case of an RFP, a bidder submits a proposal detailing its qualifications, the services to be provided, and the cost of the services to the soliciting entity; then, such entity, based on its evaluation of the proposals submitted, awards the contract to the successful bidder. In the case of an RFQ, a bidder submits a response describing its experience and qualifications, the soliciting entity then selects the bidder





          believed to be the most qualified, and then negotiates all of the terms of the contract, including the cost of the services. The Company's single largest solid waste collection contract was derived through competitive bidding, and the Company expects that future significant contracts will be obtained through competitive bidding. The Company has also obtained customers through recommendations and referrals from existing customers.

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

               The Company's specialty contracting subsidiaries direct their marketing activities through regional offices in Tampa, Florida and Houston, Texas. These offices are located in areas with a high concentration of industrial facilities. The Company believes that accurate bidding is crucial in securing new contracting projects and completing them profitably. The Company uses computerized bidding systems in conjunction with site visits to develop bids for contracting projects. While bid price is an important factor in obtaining contracts, potential clients also consider the reputation, experience, safety record and financial strength of the bidders in awarding contracts.

          CUSTOMERS

               Customers for the Company's solid waste management services include local and regional contractors, municipalities, institutions, other third-party waste hauling organizations, and local businesses. The primary private customers for the Company's specialty contracting services are Fortune 500 corporations engaged in heavy manufacturing, such as chemical, petroleum, petrochemical, paper, and steel companies as well as public utilities and federal, state and local government agencies. For the years ended December 31, 1994, 1995 and 1996, the Company s specialty contracting services segment earned gross revenue of approximately $10,000, $3,953,000 and $14,884,000, respectively, on contracts with the Florida Department of Transportation.

               For the year ended December 31, 1996, 47 percent and 53 percent, respectively, of the Company's gross revenue were derived from private and governmental customers, respectively. Government contracts, which represent a significant portion of the Company s gross revenue, are subject to legislation mandating a balanced  budget; delays  in funding; lengthy  review processes for awarding contracts; delay or termination of contracts  at the
          convenience   of  the   government;  termination,   reduction  or
          modification  of  contracts  in  the  event  of  changes  in  the
          government's  policies  or   because  of  budgetary  constraints.
          Furthermore, increased or unexpected costs could result in losses





          or reduced profits under fixed-price government as well as commercial contracts.

          BACKLOG

               As of December 31, 1996, the Company had a backlog of uncompleted projects under contract aggregating approximately $137,372,000, (compared to approximately $95,661,000 as of December 31, 1995) of which approximately $68,562,000 is attributable to environmental and utility contracting services, approximately $4,347,000 is attributable to demolition and dismantling services, approximately $91,000 is attributable to asbestos abatement services, approximately $1,433,000 is attributable to site remediation services, and approximately $62,940,000 is attributable to solid waste management services. The Company anticipates that it will recognize approximately $72,000,000 of revenues from these projects by the end of 1997 with the remaining revenue to be recognized through the year 2004.

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

               The Company believes that the principal competitive factors in the solid waste management industry are price, reputation, services, managerial experience, financial assurance capability (particularly as it relates to municipal contracts), and range of services offered.





               The Company believes that its ability to offer a broad range of specialty contracting services provides it with significant competitive advantage. Nevertheless, the Company faces substantial competition from national, regional and local competitors, many of which are well established and have much greater marketing, financial, technological and other resources than the Company.

               The Company  believes the principal  competitive factors  in the specialty contracting services industry are safety, reputation, technical proficiency, surety bonding capability, managerial experience, price, and breadth of services offered.

          INSURANCE COVERAGE

               The Company currently maintains comprehensive general liability insurance, with total coverage of $16 million for any single occurrence and $18 million for aggregate claims relating to damage to persons or property. These policies cover all activities of the Company and its subsidiaries except for its asbestos-related activities and certain non-asbestos related liabilities such as pollution liability damage (sudden or gradual) caused by the discharge or release of any irritant or contaminant. In addition, the Company has comprehensive general liability coverage that covers, among other things, specific asbestos- related risks up to $10 million. In addition, the Company has obtained a $1 million per occurrence/$2 million aggregate blanket policy for contractors pollution liabilities and can obtain additional coverage of up to a total of $6 million as required on a project-by-project basis.

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

               Two of the statutes very important to the Company are the Resource Conservation and Recovery Act of 1976, as amended, and the EPA's implementing regulations of that statute (collectively,
          "RCRA"),   and   the   Comprehensive    Environmental   Response,
          Compensation and  Liability Act  of 1980, as  amended ("CERCLA").
          RCRA establishes a comprehensive framework for state and federal regulation of hazardous waste management. It seeks to prevent the





          release into the environment of hazardous wastes through the development of solid waste management plans and the regulation of the generation, transportation, treatment, storage and disposal of hazardous wastes. On October 9, 1991, the EPA promulgated substantial revisions to its existing RCRA Subtitle D implementing regulations. The revisions set forth minimum national "open dump" criteria for publicly and privately owned municipal solid waste landfills. They include location restrictions, design and operating criteria, groundwater monitoring and corrective action standards, closure and post closure care requirements, and financial assistance criteria. Most revisions became effective October 9, 1993, and states have revised their own laws and regulations to be consistent with the RCRA criteria. Some revisions (i.e., groundwater monitoring requirements) have been phased in over a five-year period that began on October 9, 1991, and others relating to financial responsibility became effective April 9, 1994.

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

          EMPLOYEES

               The Company has approximately 975 employees, of which 8 were employed in executive capacities, 45 in professional capacities, 63 in administrative capacities, 109 as field supervisors and 750 in field operations. A total of 8 of the Company's employees are union members, covered by various collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

               The Company, through its subsidiaries, has implemented employee safety programs that require each employee to complete a general training and safety program. Training topics include approved work procedures and instruction on personal safety and the use of protective equipment. In addition, all employees engaged in asbestos abatement activities are required to attend a minimum three-day to four-day course approved by the EPA and Occupational Safety and Health Administration, and all
          supervisors of abatement projects are required to attend a 40-hour safety course annually. Moreover, employees are issued detailed training materials and are required to attend ongoing safety seminars. The Company's subsidiaries also conduct job safety analysis in the job bidding stage. Besides the precautions taken with respect to projects, the Company takes additional measures to protect its asbestos and site remediation workers, including providing them with additional protective equipment and sponsoring periodic medical examinations.

          Item 2.  Properties

               The Company owns its principal executive offices that are located in approximately 20,600 square feet of office space at 1501 and 1502 Second Avenue, East, Tampa, Florida 33605. The offices are subject to a mortgage, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1996, of $1,775,000. This variable rate note matures on August 1, 1999, and currently bears interest at
          1.25 percent above the lender's prime rate.

               The Company leases the following office:
                                                               Annual
                       Location         Lease Expiration Date  Rental
                ----------------------  ---------------------  ------
                2609 Allen-Genoa Road
                Pasadena, Texas             Month-to-month     $3,240





          Item 3.  Legal Proceedings

               The Company is involved in various legal actions and claims arising in the ordinary course of its business, none of which is expected to have a material effect on the Company's financial position or results of operations.

          Item 4.  Submission of Matters to a Vote of Security Holders

               None.

                                       PART II


          Item 5. Market for the Registrant s Common Equity and Related Stockholder Matters

               The Company's common stock has been traded on the New York Stock Exchange (symbol "KVN") since March 30, 1990. The following table sets forth for the periods indicated high and low sales prices of the Company's common stock as reported by the New York Stock Exchange. The 1995 stock prices give effect to the one-for-three reverse stock split that became effective January 11, 1996.

                              1996               High       Low
                   --------------------------- --------- ---------
                   First Quarter . . . . . . . $   7.875 $   5.250
                   Second Quarter  . . . . . . $   5.750 $   4.875
                   Third Quarter . . . . . . . $   5.000 $   3.500
                   Fourth Quarter  . . . . . . $   4.125 $   3.250

                              1995               High       Low
                   --------------------------- --------- ---------
                   First Quarter . . . . . . . $   6.000 $   4.500
                   Second Quarter  . . . . . . $   7.875 $   5.250
                   Third Quarter . . . . . . . $  18.750 $   7.125
                   Fourth Quarter  . . . . . . $  10.125 $   6.375

               On April 7, 1997, there were approximately 960 holders of record of the common stock. Many of such holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.





          Dividends

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

          Item 6.  Selected Financial Data

               The following selected financial data are derived from the consolidated financial statements of Kimmins Corp. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                               Years ended December 31,
                                         (In thousands, except per share data)
                                   -------------------------------------------------
                                     1992      1993      1994      1995       1996
                                   --------- --------- --------- --------- ---------
          Gross revenue . . . . .  $ 87,442  $ 83,609  $ 96,755  $111,346  $113,241
          Net revenue . . . . . .    78,614    77,405    85,353    95,426    97,977
          Operating income
           (loss) (1) . . . . . .     1,782     3,666     2,670     4,596   (7,806)
          Litigation
           settlements (2)  . . .      (379)      -         -         -         -
          Income (loss) from
           continuing operations
           before provision
           (benefit) for income
           taxes  . . . . . . . .        99     3,196     1,533     2,833   (10,775)
          Income (loss) from
           continuing
           operations . . . . . .        61     1,753       797     1,343    (8,683)
          Income from discontinued
           operations (3) . . . .       124       -         -         -         -
          Net income (loss) (4) .       185     1,753       797     1,343    (8,683)






                                               Years ended December 31,
                                         (In thousands, except per share data)
                                   -------------------------------------------------
                                     1992      1993      1994      1995       1996
                                   --------- --------- --------- --------- ---------
          PER SHARE DATA:

          Income (loss) from
           continuing operations
           per share -
           primary  . . . . . . .  $  -      $    .39  $    .18  $    .30  $  (1.96)
          Income from discontinued
           operations per share -
           primary  . . . . . . .       .03     -         -         -         -
          Net income (loss) per    --------- --------- --------- --------- ---------
           share - primary  . . .  $    .03  $    .39  $    .18  $    .30  $  (1.96)
          Income (loss) from       ========= ========= ========= ========= =========
           continuing operations
           per share - fully
           diluted  . . . . . . .  $  -      $    .39  $    .18  $    .30  $  (1.96)
          Income from discontinued
           operations per share -
           fully diluted  . . . .       .03     -         -          -        -
          Net income (loss) per    --------- --------- --------- --------- ---------
           share - fully
           diluted  . . . . . . .  $    .03  $    .39  $    .18  $    .30  $  (1.96)
          Weighted average number  ========= ========= ========= ========= =========
           of common shares
           outstanding -
           primary  . . . . . . .     4,442     4,443     4,443     4,544     4,420
          Weighted average number
           of common shares
           outstanding - fully
           diluted  . . . . . . .     4,442     4,474     4,449     4,544     4,420
          Cash dividends per
           share  . . . . . . . .      None      None      None      None      None


          (1) The 1996 results reflect charges to operations of $6,452 during the fourth quarter related to contract estimate changes and contract claim and change order settlements.

          (2) Balances relate to the settlement of separate contract claims for work performed in excess of the original contract amounts due to changes in conditions. Amounts applied against the settlements included legal fees and other direct costs.

          (3) Balances relate to the Company s distribution of its surety services.





          (4) The 1996 results included a benefit for income taxes of $2,092, which is net of a valuation allowance of $1,707 related to the future recoverability of deferred tax asset balances.

          HISTORICAL BALANCE SHEET DATA:

                                                  As of December 31,
                                                    (In thousands)
                                   -------------------------------------------------
                                     1992      1993      1994      1995       1996
                                   --------- --------- --------- --------- ---------
          Current assets  . . . .  $ 33,068  $ 33,716  $ 36,200  $ 44,117  $ 41,856
          Working capital . . . .     8,253    12,041    11,205    11,548     5,587
          Total assets  . . . . .    68,381    70,192    72,689    93,629    93,083
          Long-term debt  . . . .    21,206    19,454    17,032    26,540    31,360
          Stockholders equity . .    20,783    23,102    24,514    26,381    17,853

          Item 7.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

          Introduction

               The Company conducts its business in two segments: solid waste management services and specialty contracting services. The solid waste management services segment offers collection, transfer, transportation, resource recovery and disposal of non-hazardous waste. The specialty contracting services segment provides comprehensive services including facilities demolition and dismantling, installation of sewer lines, water lines and roads, excavation, removal and disposal of contaminated soil, groundwater treatment and asbestos abatement.





          Results of Operations

               The following table sets forth for the periods indicated (i) the percentage of net revenue represented by certain items in the financial statements of the Company, and (ii) the percentage change in the dollar amount of such items from period to period.

                                                                     Percentage
                                                                 Increase (Decrease)
                                     Percentage of Net Revenue       Year ended
                                      Year Ended December 31,       December 31,
                                   ----------------------------- -------------------
                                                                 1995 vs.   1996 vs.
                                     1994      1995      1996      1994       1995
                                   --------- --------- --------- --------- ---------
          Gross revenue . . . . .    113.4%    116.7%    115.5%     15.1%      1.7%
          Outside services  . . .     13.4%     16.7%     15.5%     39.6%     (4.1%)
                                   --------- --------- ---------
          Net revenue . . . . . .    100.0%    100.0%    100.0%     11.8%      2.7%
          Cost of revenue
           earned   . . . . . . .     85.8%     81.2%     92.1%      5.8%     16.5%
                                   --------- --------- ---------
          Gross profit  . . . . .     14.2%     18.8%      7.9%     48.2%    (57.1%)
          Selling, general and
           administrative
           expense  . . . . . . .     11.1%     14.0%     15.8%     41.5%     16.1%
                                   --------- --------- ---------
          Operating income
           (loss)   . . . . . . .      3.1%      4.8%     (7.9%)    72.1%   (269.8%)
          Minority interest in
           net (income) loss
           of subsidiary  . . . .      0.0%     (0.3%)     0.1%    469.6%   (140.0%)
          Interest expense,
           net  . . . . . . . . .     (1.3%)    (1.5%)    (3.2%)    31.7%    119.1%
                                   --------- --------- ---------
          Income (loss) before
           provision for income
           taxes (benefit)  . . .      1.8%      3.0%    (11.0%)     84.8%  (480.3%)
          Provision for income
           taxes (benefit)  . . .      0.9%      1.6%     (2.1%)
                                   --------- --------- ---------
          Net income (loss) . . .      0.9%      1.4%     (8.9%)     68.5%  (746.8%)
                                   ========= ========= =========






          Year Ended December 31, 1996, Compared to Year Ended December 31,
          1995

               The Company  incurred a net loss of  $8,683,000 for the year ended December 31, 1996, compared to net income of $1,343,000 for the year ended December 31, 1995. Approximately $8,295,000 of the 1996 loss was attributable to several matters related to the Company s specialty contracting segment, and approximately $388,000 of the net loss (net of the minority interest) was attributable to the solid waste management services segment. The 1996 net loss associated with the solid waste management segment was primarily attributable to a demolition contract claim and a change order settlement which totaled $395,000. As it relates to the specialty contracting segment, the Company incurred $2,903,000 of pre-tax losses related to the settlement and/or resolution of contract claims and unapproved change orders. In addition, the Company incurred losses on two remediation contracts located in the northeast region that resulted in pre-tax losses of $1,369,000. These losses were attributable to the Company s de-emphasis of work located in the northeastern states and focus towards operations located in the southeastern states, primarily Florida. This de-emphasis resulted in operational inefficiencies, such as work slow downs, that were the ultimate causes of the losses. As management focused on the resolution of the operating issues related to the northeast region, operational inefficiencies in the southeast region arose, resulting in a pre-tax charge of $3,580,000 related to five utility and two demolition and abatement projects.

               Certain of the above charges occurred in the fourth quarter of 1996, resulting in an aggregate pre-tax loss of $6,452,000. Information related to these matters substantially arose during the fourth quarter of the year. As it relates to the specialty contracting segment, the Company incurred $2,455,000 of pre-tax losses related to the settlement and/or resolution of contract claims and unapproved change orders during the fourth quarter of 1996. The losses associated with the remediation and utility contracting contracts that related to the fourth quarter was $1,543,000 and $2,454,000, respectively.

               Management intends to continue to emphasize obtaining work in the southeast. The Company anticipates that, with increased and focused management oversight, it will be able to reduce the possibility of reoccurrence of the conditions leading to the losses in the southeast region during 1996. In addition, only two contracts remain in the northeast region and are scheduled for completion during 1997.





               A line-by-line analysis of the Company s statements of operations follows below:

               During the year ended December 31, 1996, net revenue increased by $2,551,000, or 3 percent, to $97,977,000 from $95,426,000 for the year ended December 31, 1995. The increase in revenue associated with the Company's solid waste management services ($4,492,000 increase in net revenue) is primarily due to the commencement of two municipal contracts during October 1995 to provide residential collection services. The increase in revenue associated with the Company's utility contracting services ($1,676,000 increase in net revenue) is due to the Company's change in focus towards non-environmental projects. The decrease in revenue associated with the Company's remediation services ($1,602,000 decrease in net revenue), asbestos abatement services ($1,243,000 decrease in net revenue), and industrial demolition services ($772,000 decrease in net revenue) is due to the Company de-emphasizing these services and only performing this work in conjunction with the Company's other environmental demolition activities. The impact of price increases on net revenue is less than one percent.

               Outside services, which primarily consist of subcontractor costs, decreased as a percentage of net revenue from 17 percent during the year ended December 31, 1995, to 16 percent during 1996. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a lower extent during 1996 than
          1995  due  to  the  ongoing   contracts  and  the  specific  work
          requirements.

               Cost of revenue earned increased to $90,269,000 for the year ended December 31, 1996, from $77,466,000 for the comparable period of 1995. As a result, gross profit during the year ended December 31, 1996, decreased to $7,708,000 (8 percent of net revenue) from $17,960,000 (19 percent of net revenue) in 1995.
          The decrease in the dollar amount and percentage of gross profit primarily is associated with the Company's utility contracting ($3,923,000 decrease in gross profit) and remediation operations ($3,703,000 decrease in gross profit). The decrease in gross profit from utility contracting services is directly related to management s decision to stop legal action related to two unapproved change orders and to a project that failed to perform
          to the  Company s original  projections.   The decrease  in gross
          profit from remediation services is directly related to losses incurred on two projects that failed to perform to the Company s original projections and the settlement of a contract claim that
          resulted  in  a pre-tax  loss  of  approximately  $448,000.    In
          addition,  the   Company  incurred  certain   decreases  in   its
          industrial demolition services ($1,380,000 decrease in gross profit), solid waste management services ($848,000 decrease in gross profit), and asbestos abatement services ($398,000 decrease





          in gross profit). The decrease in gross profit associated with the Company s industrial demolition services is due to a judge s reversal of a previous jury award, resulting in a pre-tax charge to operations of $1,572,000.

               Included in the Company s operating results for the years ended December 31, 1995 and 1996 is the activity related to the settlement and/or resolution of contract claims and unapproved change orders. This activity can be summarized as follows:

                                                 Years ended December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------

          Claim recoveries  . . . . . . . . . . $  1,618,000  $  2,013,000

          Cost of recoveries  . . . . . . . . .    1,145,000     4,916,000
                                                ------------- -------------
          Gain (loss) on resolved claims  . . . $    473,000  $ (2,903,000)
                                                ============= =============

               In addition, the Company incurred costs associated with unresolved claims of $6,440,000 and $2,079,000 during 1995 and 1996, respectively.





               The Company had the following balances recorded relating to contract claims and unsigned change orders at December 31, 1995 and 1996:

                                                       December 31,
                                                ---------------------------
                                                    1995           1996
                                                ------------- -------------

          Claims  . . . . . . . . . . . . . . . $  9,128,000  $  5,558,000
          Unapproved change orders  . . . . . .    2,659,000     3,392,000
                                                ------------- -------------
                                                $ 11,787,000  $  8,950,000
                                                ============= =============
          Cumulative external claim
           preparation costs included above . . $  1,226,000  $    295,000
                                                ============= =============

               During 1996, selling, general and administrative expenses increased to $15,515,000 from $13,364,000 for the year ended December 31, 1995. The dollar increase in selling, general, and administrative expenses primarily is attributable to increased overhead costs, such as office salaries and marketing costs, associated with higher levels of operations. The percentage increase in selling, general and administrative expenses primarily is associated with the growth of the Company's solid waste management operations, which has an overhead structure equal to 17 percent of its net revenue. These services have historically operated with a higher overhead structure than the Company's specialty contracting operations, which has an overhead structure equal to 15 percent of its net revenue.

               As a result of the foregoing, the Company incurred an operating loss of $7,806,000 (negative 8 percent of net revenue) during the year ended December 31, 1996, compared to operating income of $4,596,000 (5 percent of net revenue) during the same period in 1995.

               Minority interest in net loss of the TransCor subsidiary was $138,000 for the year ended December 31, 1996, compared to minority interest in net income of $345,000 for the year ended December 31, 1995. The minority interest in net income or loss of such subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The decrease in TransCor's earnings between years is attributable to the profit margins earned on certain solid waste management services.

               Interest expense, net of interest income, increased to $3,107,000 during the year ended December 31, 1996, compared to $1,418,000, for the year ended December 31, 1995. During 1996, the Company discontinued recognition of interest income of approximately $551,000 on certain notes receivable from affiliates.





          The remainder of the increase is attributable to increases in average borrowings during the year.

               During 1996, the Company converted a $5,700,000 note receivable from Cumberland into a common stock investment, representing a 30 percent interest in Cumberland. The note was converted based upon current stock market prices, which was less than the underlying equity in the book value of Cumberland. The amount in excess of the underlying equity was attributed to goodwill and is being amortized over 20 years. The Company recorded equity in losses of Cumberland of approximately $37,000, which represents the Company s proportionate share of Cumberland s net loss for the period November 5, 1996, through December 31, 1996.

               The Company s effective tax rate was (19.5) percent for the year ended December 31, 1996, compared to a tax rate of 52.6 percent for the year ended December 31, 1995. The decrease in the effective tax rate was primarily due to the net operating loss generated by the Company and the resulting recognition of future tax benefits from credit and loss carryforwards. The net operating loss ("NOL") generated in the year ended December 31, 1996, was approximately $11,200,000. Approximately $4,500,000 will be carried back to prior tax years, resulting in approximately $900,000 of federal tax refunds. The remaining NOL of approximately $6,700,000 will be carried forward to offset any taxable income in future years. For alternative minimum tax purposes, the loss carryforward is approximately $6,200,000. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2011; however, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of approximately $1,700,000 has been recognized. In addition to the loss carryforwards, the Company has approximately $836,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.
               As a result of the foregoing, the Company incurred a net loss for the year ended December 31, 1996, of $8,683,000 (negative 9 percent of net revenue) compared to a net income of $1,343,000 (1 percent of net revenue) during the same period in 1995.

          Year Ended December 31, 1995, Compared to Year Ended December 31,
          1994

               During the year ended December 31, 1995, net revenue increased by 12 percent to $95,426,000 from $85,353,000 for the year ended December 31, 1994. The increase in revenue associated with the Company's utility contracting services ($14,329,000 increase in net revenue) is primarily due to the Company's change in focus towards non-environmental projects. The increase in revenue associated with the Company's solid waste management





          services ($10,887,000 increase in net revenue) is primarily due to the commencement of two municipal contracts during October 1995 to provide residential collection services. The decrease in revenue associated with the Company's industrial demolition services ($11,911,000 decrease in net revenue) is due to the completion of a major contract during 1994. The decrease in revenue associated with the Company's asbestos abatement services ($1,751,000 decrease in net revenue) is due to the Company de-emphasizing these services and only performing this work in conjunction with the Company's other environmental demolition activities. The impact of price increases on net revenue is less than one percent.

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

               Cost of revenue earned increased to $77,466,000 for the year ended December 31, 1995, from $73,235,000 for the comparable period of 1994. As a result, gross profit during the year ended December 31, 1995, increased to $17,960,000 (19 percent of net revenue) from $12,117,000 (14 percent of net revenue) in 1994. The increase in the dollar amount and percentage of gross profit primarily is associated with the growth of the Company's utility contracting ($2,963,000 increase in gross profit) and solid waste management services ($3,751,000 increase in gross profit). The dollar and percentage increase in gross profit from solid waste management services is directly related to the increase in industrial and commercial solid waste services, which have historically had higher profit margins than the Company's other solid waste management operations. This increase offsets certain decreases in the Company's industrial demolition services
          ($959,000 decrease in gross profit) and asbestos abatement services ($228,000 decrease in gross profit).





               Included in the Company s operating results for the years ended December 31, 1994 and 1995 is the activity related to the settlement and/or resolution of contract claims and unapproved change orders. This activity can be summarized as follows:

                                                 Years ended December 31,
                                                ---------------------------
                                                    1994          1995
                                                ------------- -------------

          Claim recoveries  . . . . . . . . . . $  1,198,000  $  1,618,000

          Cost of recoveries  . . . . . . . . .      976,000     1,145,000
                                                ------------- -------------
          Gain (loss) on resolved claims  . . . $    222,000  $    473,000
                                                ============= =============

               In addition, the Company incurred costs associated with unresolved claims of $4,952,000 and $6,440,000 during 1995 and 1996, respectively.

               The Company had the following balances recorded relating to contract claims and unsigned change orders at December 31, 1994 and 1995:
                                                       December 31,
                                                ---------------------------
                                                    1994          1995
                                                ------------- -------------

          Claims  . . . . . . . . . . . . . . . $  6,492,000  $  9,128,000
          Unapproved change orders  . . . . . .        -         2,659,000
                                                ------------- -------------
                                                $  6,492,000  $ 11,787,000
                                                ============= =============
          Cumulative external claim
           preparation costs included above . . $    683,000  $  1,226,000
                                                ============= =============

               During 1995, selling, general and administrative expenses increased to $13,364,000 from $9,447,000 for the year ended December 31, 1994. The dollar increase in selling, general, and administrative expenses primarily is attributable to increased overhead costs, such as office salaries and marketing costs, associated with higher levels of operations. The percentage increase in selling, general and administrative expenses primarily is associated with the growth of the Company's solid waste management operations, which has an overhead structure equal to 16 percent of its net revenue. These services have historically operated with a higher overhead structure than the Company's specialty contracting operations, which has an overhead structure equal to 13 percent of its net revenue.

               As a result of the foregoing, operating income increased to $4,596,000 (5 percent of net revenue) during the year ended





          December 31, 1995, compared to $2,670,000 (3 percent of net revenue) during the same period in 1994.

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

          Liquidity and Capital Resources

               Cash provided by operating activities was $3,884,000, $4,941,000, and $1,061,000 for the years ended December 1994, 1995 and 1996, respectively. Cash provided by the Company s solid waste management services segment amounted to $1,770,000, $4,306,000 and $4,464,000 in 1994, 1995 and 1996, respectively.
          Cash provided or (used) by the Company s specialty contracting segment amounted to $2,114,000, $635,000 and ($3,403,000) in
          1994, 1995 and 1996, respectively. Cash was provided by the solid waste management services segment operations in 1996 at expected levels. Cash was used in the specialty contracting operations due to significant contract losses, discussed under results of operations, offset by the increase or extension of payments on accounts payable and accrued expenses. Increases in the Company s accounts payable and accrued expenses amounted to $1,743,000, $7,630,000 and $2,834,000 in 1994, 1995 and 1996,
          respectively.   While  these  increases in  1994  and  1995  were
          generally in response to increased operating levels, the extensions in 1996 were a result of cash management actions taken by management to maintain liquid assets in the presence of current operating losses.





               The Company had capital expenditures of $5,804,000, $15,425,000, and $6,968,000 in 1994, 1995, and 1996,
          respectively. These expenditures were primarily related to the acquisition of equipment associated with the Company's solid waste management and utility contracting operations. Future capital expenditures will be financed by available cash resources, cash flow from operations and available credit resources, as needed.

               During  1996, the  Company  generated  cash  from  financing activities of $5,229,000, which was net of purchases on the open market of 73,828 shares of the Company s common stock for $312,000. Borrowings in 1996 related primarily to working capital drawings on lines of credit to support current operations in the specialty contract services segment. Net borrowings (payments) on credit lines and debt balances were ($1,149,000) and $10,315,000 in 1994 and 1995, respectively. Significant borrowings in 1995 were primarily attributable to purchases of new equipment to support increased operations in the solid waste management services segment.

               The Company is subject to a variety of restrictive covenants under various debt agreements with one of its institutional lenders. In 1996 the Company failed to meet the consolidated tangible net worth, debt to consolidated tangible net worth ratio, consolidated debt service coverage ratio, fixed charge coverage ratio, and net income requirement with regards to approximately $11,000,000 of its bank debt. As of December 31, 1996, the Company obtained waivers for these covenants and may be required to obtain similar waivers for certain covenants in 1997. The Company has obtained a representation from Mr. Francis M. Williams should waivers not be obtained during 1997 and the lender accelerates the maturities of the Revolving Term Bank Line of Credit and Mortgage Note on the corporate office. This representation provides that Mr. Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the Company is not required to pay any principal payments during 1997 more than the regularly scheduled maturities. There can be no assurance that Mr. Williams will have sufficient resources to fund the Company s capital requirements. Any further inability to achieve future compliance with the loan covenants could affect the Company's access to further borrowings or require it to secure additional equity by other means.

               On February 26, 1997, the Company, through its Kimmins Contracting Corp. subsidiary, entered into a credit agreement with a financial institution that provides for unrestricted borrowings up to $11,000,000. As of April 21, 1997, the Company has drawn approximately $7,000,000 on the facility, which was used to partially paydown bank debt. Borrowings on this facility are due in February 1999. In addition, on February 26, 1997, the Company issued approximately $13,000,000 of term debt to acquire certain operating assets currently used in the specialty





          contracting business that had been leased under operating leases. The term debt requires periodic payments through February 2004.

               The Company's ratio of debt to total equity was 1.29:1.00 and 2.15:1.00 at December 31, 1995 and 1996, respectively. The increase in debt is primarily due to increased borrowings under the Company s revolving term bank line of credit to fund operations. In addition, the increase can be attributed to an increase in equipment loans associated with capital expenditures required for the commencement of two municipal solid waste management contracts during the fourth quarter of 1995.

               During the  years  ended December  31,  1995 and  1996,  the
          Company's average contract and trade receivables were outstanding for 77 and 76 days, respectively. The Company anticipates sustaining this rate of collection for the year ended December 31, 1997. Management believes that the number of days outstanding for its receivables approximates industry norms. Part of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will generally result in a delay of payment to subcontractors.

                The Company has a note receivable in an original amount of $3,638,696 from Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"), of which Mr. Francis M. Williams is the sole shareholder of the corporate general partner and the sole limited partner. The note receivable originally accrued interest at prime plus 1.375 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. The Company did not receive any interest or principal payments during 1996 relating to this note receivable, and management of the Company discontinued recognition of interest income of approximately $551,000 for the year. Amounts due from the Apartments at December 31, 1995 and 1996, are approximately $3,851,000.

               At December 31, 1995 and 1996, $5,301,000 of the combined accounts receivable - affiliates and note receivable - affiliate balances are due from corporate affiliates of the Company's President. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

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

               At  December   31,  1996,   the  Company  had   no  material
          commitments for capital expenditures.





               See Note 18 of Notes to Consolidated Financial Statements for the Company's business segment information.

          Effects of Change in Method of Accounting

               In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") effective for transactions entered into after December 15, 1995. FAS No. 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock-based compensation plans. Additionally, FAS No. 123 provides further guidance on the disclosure requirements relating to stock-based compensation plans that are effective for fiscal years beginning after December 15, 1995. The adoption of FAS No. 123 has not had a material impact on the financial condition or the results of operations of the Company.

               In February 1997, FASB issued "Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS No. 128"), which is effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share data. Management is currently assessing the impact of FAS No. 128 on the Company s presentation of earnings per share data in future periods.

          Forward-Looking Information

               The  foregoing  discussion in  "Management s  Discussion and
          Analysis of Financial Condition and Results of Operations" contains forward-looking statements that reflect management s current views with respect to future events and financial performance. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, economic conditions, competitive factors, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

          Effect of Inflation

               Inflation has not had, and is not expected to have, a material impact upon the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.





          Item 8.  Financial Statements and Supplementary Data


                                    KIMMINS CORP.
                          INDEX TO FINANCIAL STATEMENTS AND
                             FINANCIAL STATEMENT SCHEDULE

                                                                       Page
                                                                       ----

          Report of Independent Certified Public Accountants  . . . . .  20

          Consolidated balance sheets at December 31, 1995 and 1996 . .  21

          Consolidated statements of operations for each of the
           three years in the period ended December 31, 1996  . . . . .  23

          Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1996  . . .  24

          Consolidated statements of cash flows for each of the
           three years in the period ended December 31, 1996  . . . . .  25

          Notes to consolidated financial statements  . . . . . . . . .  26


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



          The Board of Directors and Stockholders
          Kimmins Corp.


               We have audited the accompanying consolidated balance sheets of Kimmins Corp. as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kimmins Corp. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                      /s/ Ernst & Young LLP




          Tampa, Florida
          April 14, 1997





                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                       December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------
          Current assets:
           Cash . . . . . . . . . . . . . . . . $  1,160,463  $    968,638
           Accounts receivable:
             Contract and trade . . . . . . . .   21,755,341    20,060,169
             Affiliates . . . . . . . . . . . .    1,903,832     1,648,529
           Note receivable - affiliate  . . . .       56,667         -
           Costs and estimated earnings in
             excess of billings on
             uncompleted contracts  . . . . . .   17,001,286    15,967,872
           Income tax refund receivable . . . .    1,050,625     1,199,775
           Deferred income tax, net . . . . . .      742,130     1,499,329
           Other current assets . . . . . . . .      446,848       512,110
                                                ------------- -------------
             Total current assets . . . . . . .   44,117,192    41,856,422
                                                ------------- -------------

          Property and equipment, net . . . . .   37,592,661    38,877,521
          Intangible assets, net  . . . . . . .      785,175       898,853
          Accounts receivable - affiliates  . .    1,450,716     1,450,716
          Note receivable - affiliate . . . . .    3,794,060     3,850,727
          Term note from affiliate (including
           accrued interest of $506,755 at
           December 31, 1995) . . . . . . . . .    4,797,804         -
          Investment in Cumberland
           Technologies, Inc. . . . . . . . . .        -         5,105,632
          Other assets, net . . . . . . . . . .    1,090,942     1,043,036
                                                ------------- -------------
                                                $ 93,628,550  $ 93,082,907
                                                ============= =============

                               See accompanying notes.





                                    KIMMINS CORP.
                             CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       December 31,
                                                ---------------------------
          Current liabilities:                      1995          1996
                                                ------------- -------------
           Accounts payable - trade . . . . . . $ 17,358,270  $ 19,169,607
           Accrued expenses . . . . . . . . . .    7,049,132     8,072,187
           Billings in excess of costs and
             estimated earnings on uncompleted
             contracts  . . . . . . . . . . . .      606,614       752,287
           Current portion of long-term debt. .    7,074,857     7,794,848
           Current portion of Employee Stock
             Ownership Plan trust debt  . . . .      480,000       480,000
                                                ------------- -------------
             Total current liabilities  . . . .   32,568,873    36,268,929
                                                ------------- -------------
          Long-term debt  . . . . . . . . . . .   24,619,969    29,920,396
          Employee Stock Ownership Plan
           Trust debt . . . . . . . . . . . . .    1,920,000     1,440,000
          Deferred income taxes   . . . . . . .    4,559,531     4,159,605
          Minority interest in subsidiary . . .    3,578,741     3,440,681
          Commitments and contingencies
           (Note 15)  . . . . . . . . . . . . .        -             -

          Stockholders' equity:
           Preferred stock, $.001 par value;
             1,000,000 shares authorized, none
             issued and outstanding . . . . . .        -             -
           Common stock, $.001 par value;
             32,500,000 shares authorized;
             4,447,397 shares issued and
             outstanding  . . . . . . . . . . .        4,447         4,447
           Class B common stock, $.001 par
             value; 10,000,000 shares
             authorized, 2,291,569 shares
             issued and outstanding . . . . . .        2,292         2,292
           Capital in excess of par value . . .   18,730,173    18,730,173
           Retained earnings  . . . . . . . . .    9,911,606     1,228,167
           Unearned employee compensation
             from Employee Stock Ownership
             Plan Trust   . . . . . . . . . . .   (2,267,082)   (1,800,000)
                                                ------------- -------------
                                                  26,381,436    18,165,079
           Less treasury stock, at cost
            (73,828 shares)  . . . . . . . . .        -          (311,783)
                                                ------------- -------------
              Total stockholders' equity  . . .   26,381,436    17,853,296
                                                ------------- -------------
                                                $ 93,628,550  $  93,082,907
                                                ============= =============
                               See accompanying notes.





                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Years ended December 31,
                                  -----------------------------------------
                                      1994          1995          1996
                                  ------------- ------------- -------------
          Revenue:
           Gross revenue    . . . $ 96,755,001  $111,346,075  $113,240,908
           Outside services, at
             cost . . . . . . . .  (11,402,286)  (15,919,816)  (15,264,042)
                                  ------------- ------------- -------------
           Net revenue  . . . . .   85,352,715    95,426,259    97,976,866
          Costs and expenses:
           Cost of revenue
             earned . . . . . . .   73,235,439    77,465,818    90,268,700
           Selling, general and
             administrative
             expenses . . . . . .    9,447,064    13,364,168    15,514,654
                                  ------------- ------------- -------------
          Operating income
           (loss) . . . . . . . .    2,670,212     4,596,273    (7,806,488)
          Minority interest in
           net (income) loss of
           subsidiary . . . . . .      (60,624)     (345,320)      138,060
          Interest expense (net
           of interest income of
           approximately
           1,060,000, $1,005,000,
           and $569,000 for the
           years ended December
           31, 1994, 1995, and
           1996, respectively). .   (1,076,911)   (1,417,802)   (3,107,000)
                                  ------------- ------------- -------------
          Income (loss) before
           provision for income
           taxes (benefit)  . . .    1,532,677     2,833,151   (10,775,428)
          Provision for income
           taxes (benefit):
             Current  . . . . . .      650,788       661,472      (934,864)
             Deferred . . . . . .       84,897       829,096    (1,157,125)
                                  ------------- ------------- -------------
                                       735,685     1,490,568    (2,091,989)
                                  ------------- ------------- -------------
          Net income (loss)   . . $    796,992  $  1,342,583  $ (8,683,439)
                                  ============= ============= =============




                               See accompanying notes.





                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (continued)
          Per Share Data:
           Income (loss) per
             share  . . . . . . . $        .18  $        .30  $      (1.96)
                                  ============= ============= =============
           Weighted average
             number of shares
             outstanding used in
             computation  . . . .    4,442,997     4,544,180     4,420,175
                                  ============= ============= =============








                               See accompanying notes.





                                    KIMMINS CORP.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS  EQUITY
                                                     Class B
                              Common Stock        Common Stock      Capital in
                          -------------------  -------------------   Excess of
                            Shares     Amount    Shares    Amount    Par Value
                          ---------- --------  ---------- -------- ------------
     Balance at
      January 1, 1994  .   4,442,997 $  4,443  2,291,569  $ 2,292  $ 18,710,378
     Employee
      compensation from
      Employee Stock
      Ownership Trust  .        -        -         -          -          -
     Net income  . . . .        -        -         -          -          -
                          ---------- --------  ---------- -------- ------------
     Balance at
      December 31, 1994    4,442,997    4,443  2,291,569    2,292    18,710,378

     Stock options
      exercised  . . . .       4,400        4      -          -          19,795
     Employee
      compensation from
      Employee Stock
      Ownership Trust  .        -        -         -          -          -
     Net income  . . . .        -        -         -          -          -
                          ---------- --------  ---------- -------- ------------
     Balance at
      December 31, 1995    4,447,397    4,447  2,291,569    2,292    18,730,173

     Employee
      compensation from
      Employee Stock
      Ownership Trust  .        -         -        -          -          -
     Purchase of treasury
      stock, at cost . .        -         -        -          -          -
     Net loss  . . . . .        -         -        -          -          -
                          ---------- --------  ---------- -------- ------------
     Balance at
      December 31, 1996    4,447,397 $  4,447  2,291,569  $ 2,292  $ 18,730,173
                          ========== ========  ========== ======== ============

                               See accompanying notes.





                                    KIMMINS CORP.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS  EQUITY
                                     (continued)

                                         Unearned
                                         Employee
                                       Compenation
                                           from
                                         Employee
                                          Stock                     Total
                            Retained    Ownership    Treasury   Stockholders
                            Earnings    Plan Trust    Stock        Equity
                          -----------  ------------ ---------- --------------
     Balance at
      January 1, 1994  .  $ 7,772,031  $(3,387,591) $   -      $  23,101,553
     Employee
      compensation from
      Employee Stock
      Ownership Trust  .        -          615,657      -            615,657
     Net income  . . . .      796,992       -           -            796,992
                          -----------  ------------ ---------- --------------
     Balance at
      December 31, 1994     8,569,023   (2,771,934)     -         24,514,202

     Stock options
      exercised  . . . .        -           -           -             19,799
     Employee
      compensation from
      Employee Stock
      Ownership Trust  .        -          504,852      -            504,852
     Net income  . . . .    1,342,583       -           -          1,342,583
                          -----------  ------------ ---------- --------------
     Balance at
      December 31, 1995     9,911,606   (2,267,082)     -         26,381,436

     Employee
      compensation from
      Employee Stock
      Ownership Trust  .        -          467,082      -            467,082
     Purchase of treasury
      stock, at cost   .        -            -       (311,783)      (311,783)
     Net loss  . . . . .   (8,683,439)       -          -         (8,683,439)
                          -----------  ------------ ---------- --------------
     Balance at
      December 31, 1996   $ 1,228,167  $(1,800,000) $(311,783) $  17,853,296
                          ===========  ============ ========== ==============

                               See accompanying notes.





                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Years ended December 31,
                                  -----------------------------------------
                                      1994          1995          1996
                                  ------------- ------------- -------------
          Cash flows from
           operating activities:
             Net income (loss)  . $    796,992  $  1,342,583  $ (8,683,439)
             Adjustments to
              reconcile net
              income (loss) to
              net cash provided
              by operating
              activities:
               Depreciation and
                amortization  . .    4,050,339     4,301,711     5,650,341
               Provision for
                uncollectible
                accounts
                receivable  . . .      495,375       404,455       430,381
               Minority interest
                in income (loss)
                of subsidiary . .       60,624       345,320      (138,060)
               (Gain) loss on
                disposal of
                property and
                equipment   . . .      407,3235     (241,034)      (22,359)
               Accrued interest
                on term note  . .       65,378      (454,772)     (372,066)
               Equity in losses
                of investment . .        -             -            36,766
               Deferred income
                taxes   . . . . .       84,897       829,096    (1,157,125)
               Unearned employee
                compensation from
                Employee Stock
                Ownership Plan
                Trust . . . . . .      615,657       504,852       467,082
               Changes in
                operating assets
                and liabilities:
                 Accounts and
                  notes
                  receivable  . .   (4,518,539)     (881,808)    1,520,094




                               See accompanying notes.





                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)

                                          Years ended December 31,
                                  -----------------------------------------
                                      1994          1995          1996
                                  ------------- ------------- -------------
                  Costs and
                   estimated
                   earnings in
                   excess of
                   billings on
                   uncompleted
                   contracts  . .     (388,478)   (6,835,059)    1,033,414
                  Income tax
                   refund
                   receivable . .      253,963      (371,087)     (149,150)
                  Other assets  .     (127,226)     (864,933)     (535,230)
                  Accounts
                   payable -
                   trade  . . . .      823,160     4,054,862     1,811,337
                  Accrued
                   expenses . . .      920,094     3,575,357     1,023,055
                  Billings in
                   excess of
                   costs and
                   estimated
                   earnings on
                   uncompleted
                   contracts  . .      344,836      (768,934)      145,673
                                  ------------- ------------- -------------
                  Total
                   adjustments  .    3,087,405     3,598,026     9,744,153
                                  ------------- ------------- -------------
          Net cash provided by
           operating
           activities . . . . . .    3,884,397     4,940,609     1,060,714
                                  ------------- ------------- -------------
          Cash flows from
           investing activities:
             Capital expenditures
              including
              $2,267,000 and
              $500,000 of
              business
              acquisitions during
              1995 and 1996,
              respectively  . . .     (5,803,781)  (15,425,379)   (6,968,009)


                               See accompanying notes.





                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)

                                          Years ended December 31,
                                  -----------------------------------------
                                      1994          1995          1996
                                  ------------- ------------- -------------
             Proceeds from sale
              of property and
              equipment . . . . .    1,017,482       851,623       486,835
                                  ------------- ------------- -------------
          Net cash used by
           investing
           activities . . . . . .   (4,786,299)  (14,573,756)   (6,481,174)
                                  ------------- ------------- -------------
          Cash flows from
           financing activities:
             Proceeds from long-
              term debt . . . . .   16,604,165    19,611,436    14,556,332
             Repayments of
              long-term debt  . .  (17,153,585)   (8,716,731)   (8,535,914)
             Repayments of
              Employee Stock
              Ownership Plan
              Trust debt  . . . .     (600,000)     (600,000)     (480,000)
             Purchase of treasury
              stock . . . . . . .        -             -          (311,783)
             Proceeds from stock
              options . . . . . .        -            19,799         -
                                  ------------- ------------- -------------
          Net cash provided
           (used) by financing
           activities . . . . . .   (1,149,420)   10,314,504     5,228,635
                                  ------------- ------------- -------------
          Net increase (decrease)
           in cash    . . . . . .   (2,051,322)      681,357      (191,825)
          Cash, beginning
           of year  . . . . . . .    2,530,428       479,106     1,160,463
                                  ------------- ------------- -------------
          Cash, end of year . . . $    479,106  $  1,160,463  $    968,638
                                  ============= ============= =============



                               See accompanying notes.





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.   Organization and summary of
               significant accounting policies

               Organization - Kimmins Corp. and its subsidiaries (collectively, the "Company") operates two business segments: solid waste management services and specialty contracting services. The Company provides solid waste management services to commercial, industrial, residential and, municipal customers
          in  the  state  of  Florida.    The  Company  provides  specialty
          contracting services in the south and northeast, including infrastructure development; underground construction; road work; site remediation services such as excavation, removal and disposal of contaminated soil; facilities demolition and dismantling; and asbestos abatement.

               Principles of consolidation - The consolidated financial statements include the accounts of Kimmins and its subsidiaries, including TransCor Waste Services, Inc. ("TransCor"), a 74 percent owned subsidiary. All material intercompany transactions have been eliminated.

               Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               Concentrations of credit risk - Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables in the State of Florida. Trade receivables are comprised primarily of amounts due from solid waste management customers and on specialty contracting contracts. Credit is extended based on an evaluation of the customer's financial condition. Collateral is generally not required; however, the Company has the ability to file for a mechanic's lien to protect its interest in contract accounts receivable. Credit losses are provided for in the financial statements and have been within management's expectations.

               Accounts receivable - trade, net includes $1,322,000 related to a municipal solid waste management contract with St. Lucie County. Unlike other municipal solid waste management contracts, St. Lucie County requires the Company to bill and collect directly from individual property owners. Pursuant to St. Lucie County ordinances, property owners that are delinquent in payment are subject to lien rules. The Company has placed liens on approximately 2,250 individual properties representing approximately $511,000 of the balance as of December 31, 1996. Management intends to file additional liens when considered





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.   Organization and summary of
               significant accounting policies (continued)

          appropriate, and all such liens will be maintained in accordance with applicable laws until the outstanding balances are recovered by payment, judgement, foreclosure, or other action.

               Intangible assets - Intangible assets consist principally of the excess of costs over fair market value of the net assets of the acquired solid waste management business, which are amortized on a straight-line basis over twenty years, and customer lists, which are amortized on a straight-line basis over five years. Amortization expense was $67,000 and $124,000 for the years ended December 31, 1995 and 1996 (none for 1994), respectively. Accumulated amortization was approximately $67,000 and $191,000 at December 31, 1995 and 1996, respectively.

               Investments  -   The  Company s  30  percent  investment  in
          Cumberland Technologies, Inc. ("Cumberland") is accounted for using the equity method of accounting.

               Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1995 and 1996, which are amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $160,000, $197,000, and $280,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Accumulated amortization was $357,000 and $637,000 at December 31, 1995 and 1996, respectively.

               Income taxes - Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes."

               Contracts and revenue recognition - Contracts generally range from 6 to 18 months in duration, and earnings from contracting operations are reported under the percentage-of-completion method for financial statement purposes. The estimated earnings for each contract reflected in the accompanying financial statements represent the percentage of estimated total earnings that costs incurred to date bear to estimated total costs, based on the Company's current estimates. With respect to contracts that extend over one or more accounting periods, revisions in costs and earnings estimates are reflected in the period the revisions become known. When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss.





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.   Organization and summary of
               significant accounting policies (continued)

               Change orders are modifications to an original contract that effectively change the scope and/or price of the contract. They may include changes in specifications or design, method or manner of performance, facilities, equipment, materials, site, or period for completion of the work. Certain change orders may be priced under the terms of the contract. Other change orders are unpriced; that is, the work to be performed is defined; however, the adjustment to the contract price is negotiated subsequent to performance. Finally, in some cases, both scope and price of a change order may be unapproved or in dispute. Accounting for change orders depends on the underlying circumstances, which may differ for each change order depending on the customer, the contract, and the nature of the change. The Company evaluates each change order according to its characteristics and the circumstances in which they occur.

               Contract revenue and associated profit are recognized for change orders approved by the customer and the contractor regarding both scope and price to the extent performance related to the change order matter has occurred.

               Accounting for change orders, where either scope or price have not been determined, depends on careful consideration of the underlying characteristics and the circumstances in which they occur. For all unpriced change orders, recovery is deemed probable if the terms of the contracts or other applicable legal principles provide a legal basis for recoverability, the costs incurred are objective and verifiable, and, finally, all future events necessary for recovery are more likely than not to occur. The Company considers the following factors in evaluating whether recovery is probable: the customer s written approval of the scope and/or price of the change order, the objectivity, verifiability, and reasonableness of underlying accounting documentation for change order costs, and the Company s experience in negotiating change orders in similar instances.

               The following guidelines are followed by the Company in accounting for change orders whose scope and price, but not both, have not been approved by the customer.

               A. Costs directly attributable to change orders whose scope and/or price is not determinable are charged directly to operations in the period in which the costs are incurred if it is not probable that the costs will be recovered through a change in the contract price.





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.   Organization and summary of
               significant accounting policies (continued)


               B. If it is probable that the costs will be recovered through a change in the contract price, the costs are treated as costs of contract performance in the period in which they are incurred and contract revenue is recognized to the extent of the costs incurred. Costs incurred in excess of amounts that are probable of
                   recovery  are   charged  directly  to  operations   when
                   incurred.


               C. In the case of change orders that are approved as to scope but not price, profit recognition is deferred until receipt of the priced change order.

               Contract claims are amounts incurred by the Company related to contract changes that are unapproved as to both scope and price, or are directly disputed or contested as to either, by the customer. Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that are due to customer-caused delays, errors in specification and designs, contract terminations, or other causes of unanticipated additional costs. The Company recognizes contract revenue relating to claims to the extent of its costs incurred only if it is probable that the claim will result in additional contract revenue and if the amount of contract revenue and related costs can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions:

               A. The contract or other applicable legal principles provides a legal basis for the claim; or a legal opinion has been obtained, stating that the Company is entitled to recover amounts under the contract or other applicable legal principles.

               B. Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor s performance.

               C. Costs incurred by the Company that are associated with the claim are identifiable and reasonable in view of the work performed.

               D. The evidence supporting the claim is objective and verifiable.





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.   Organization and summary of
               significant accounting policies (continued)

               Except in rare circumstances, claim preparation and legal costs are expensed as incurred. Exceptions include instances in which the contract document provides for their recovery or legal costs are incurred to pursue approved settlements by court ruling, binding arbitration, and otherwise. In all instances where such amounts are recorded, it is probable that the amounts associated with claim preparation and legal costs will be recovered. As of December 31, 1995 and 1996, $1,226,000 and $295,000, respectively, of the claim preparation and legal costs were deferred.

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

               In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 ("SFAS No. 123"), "Accounting and Disclosure of Stock-Based Compensation," which encourages, but does not require, companies to recognize stock awards based on their fair value at the date of grant. Unaudited pro forma financial information, assuming that the Company had adopted the measurement standards of SFAS No. 123, was considered by management to be immaterial for separate presentation.

               Earnings per share - Earnings per common share are computed based on the weighted average number of shares outstanding. Any shares of Class B common stock that are eligible for conversion (none for 1994, 1995, and 1996) would be included in the computation of earnings per share to the extent that they would be dilutive. The effect of common stock equivalents is not material.

               Accounting standard - In February 1997, FASB issued "Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS No. 128"), which is effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share data. Management is currently assessing the impact of FAS No. 128 on the Company's presentation of earnings per share data in future periods.





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1.   Organization and summary of
               significant accounting policies (continued)

               Statements of cash flows -

                                          Years ended December 31,
                                  ----------------------------------------
                                      1994          1995          1996
                                  ------------  ------------  -------------
               Cash paid:
                Interest  . . . . $  2,007,000  $  2,423,000  $  3,524,000
                Income taxes  . . $    499,000  $  1,453,000  $     28,000

          2.   Business acquisitions

               On February 21, 1996, Kimmins Recycling Corp. ("KRC"), a wholly-owned subsidiary of the Company, acquired certain assets from Automated Resource Recovery, Inc., for $300,000 relating to its solid waste management operations. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $150,000) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $150,000, which was assigned to intangible assets, including customer lists. The operating results associated with this business acquisition are included in the Company's consolidated results of operations from February 22, 1996, to December 31, 1996.

               On May 31, 1996, KRC acquired certain assets from Paper Stock Dealers, Inc., for $200,000 relating to its solid waste management operations. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $112,000) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $88,000, which was assigned to intangible assets, principally customer lists. The operating results associated with this business acquisition are included in the Company s consolidated results of operations from June 1, 1996, to December 31, 1996.

               On March 31, 1995, KRC acquired certain assets from County Sanitation, Inc., for $2,267,000 relating to its solid waste
          management operations.   This acquisition has  been accounted for
          under  the purchase  method of  accounting and,  accordingly, the
          purchase  price  has  been   allocated  to  the  assets  acquired
          (approximately $1,415,000) based on the estimated fair values at





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          2.   Business acquisitions (continued)

          the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $852,000, which was assigned to intangible assets, including goodwill. The operating results associated with this business acquisition are included in the Company's consolidated results of operations from April 1, 1995, to December 31, 1995.

               The unaudited pro forma results of operations for the year ended December 31, 1995, assumes the acquisition of County Sanitation, Inc., had been consummated as of January 1, 1995. The pro forma effects of Automated Recovery, Inc., and Paper Stock Dealers, Inc., were considered by management to be immaterial for purposes of pro forma presentation. Pro forma results of operations are not necessarily indicative of the results that would have occurred if County Sanitation, Inc., had been acquired at the beginning of the period.

                                                               Year ended
                                                              December 31,
                                                                  1995
                                                              -------------
               Revenue  . . . . . . . . . . . . . . . . . . . $112,276,000
               Net income (loss)  . . . . . . . . . . . . . . $  1,348,000
               Net income (loss) per common share . . . . . . $        .30

          3.   Related party transactions

               During 1994, 1995, and 1996, the Company paid landfill fees of approximately $28,000, $88,000, and $139,000, respectively, to a company that is primarily owned by the brother of the Company's President. The amounts paid approximated the fair market rate for the type of services involved.

               The  Company's  President   and  majority  stockholder  also
          controls Cumberland, a property and casualty insurance company that provides insurance for specialty sureties and performance and payment bonds for contractors. Through Cumberland, the Company has obtained performance and payment bonds in connection with certain of its contracts and projects. The fees that the Company paid for these services for the years ended December 31, 1994, 1995 and 1996, were approximately $14,000, $5,000, and
          $2,900, respectively (see Footnote 7 of the Notes to the Consolidated Financial Statements).





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          4.   Accounts receivable
                                                       December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------
               Contract and trade:
                Billed contract receivables:
                  Completed and uncompleted
                   contracts  . . . . . . . . . $ 12,522,949  $ 12,104,803
                  Retainage . . . . . . . . . .    3,916,769     3,576,869
                Unbilled contract receivables .      805,500       353,708
                Trade receivables   . . . . . .    4,907,334     4,641,497
                                                ------------- -------------
               Less allowance for doubtful        22,152,552    20,676,877
                accounts  . . . . . . . . . . .     (397,211)     (616,708)
                                                ------------- -------------
                                                $ 21,755,341  $ 20,060,169
                                                ============= =============

               All   unbilled  receivables  relate  to  work  performed  or
          material shipped by the balance sheet date and are billed as soon as is administratively feasible.

               The Company has a note receivable in an original amount of $3,638,696 from Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"). The note receivable originally accrued interest at prime plus 1.375 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. The Company did not receive any interest or principal payments during 1996 relating to this note receivable, and management of the Company has discontinued recognition of interest income of approximately $551,000 for the year. Amounts due from the Apartments at December 31, 1995 and 1996, are approximately $3,851,000.

               At December 31, 1995 and 1996, $5,301,000 of the combined accounts receivable - affiliates and note receivable - affiliate balances are due from corporate affiliates of the Company's President. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          5. Costs and estimated earnings in excess of billings on uncompleted contracts

                                                       December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------

               Expenditures on uncompleted
                contracts   . . . . . . . . . . $ 67,391,021  $ 76,218,248
               Estimated earnings on
                uncompleted contracts . . . . .    7,456,516     4,490,748
                                                ------------- -------------
                                                  74,847,537    80,708,996
               Less actual and allowable
                billings on uncompleted
                contracts . . . . . . . . . . .   58,452,865    65,493,411
                                                ------------- -------------
                                                $ 16,394,672  $ 15,215,585
                                                ============= =============
               Costs and estimated earnings in
                excess of billings on
                uncompleted contracts . . . . . $ 17,001,286  $ 15,967,872

               Billings in excess of costs and
                estimated earnings on
                uncompleted contracts . . . . .     (606,614)     (752,287)
                                                ------------- -------------
                                                $ 16,394,672  $ 15,215,585
                                                ============= =============

               During the years ended December 31, 1994, 1995, and 1996, the Company recognized revenue from contract claims of approximately $1,198,000, $1,624,000, and $38,000, respectively.
          During 1996, the Company agreed to a settlement agreement relating to a contract claim that resulted in a pre-tax loss of approximately $448,000 and revised its estimate regarding the collectibility of several claims that resulted in a pre-tax loss of approximately $883,000. In addition, subsequent to December 31, 1996, the Company received a judge s decision regarding a previous jury award, resulting in a pre-tax charge to operations of approximately $1,572,000. During 1995, the Company settled two contract claims that resulted in a net gain of approximately $473,000.





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          5. Costs and estimated earnings in excess of billings on uncompleted contracts (continued)

               As  of December 31,  1995 and 1996,  the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of $11,787,000 and $8,950,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year.

          6.    Property and equipment
                                                       December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------

               Land . . . . . . . . . . . . . . $  5,067,437  $  5,622,769
               Buildings and improvements . . .    7,317,544     7,909,361
               Construction and recycling
                equipment . . . . . . . . . . .   42,340,792    47,143,128
               Furniture and fixtures . . . . .    1,468,600     1,508,105
               Construction in progress . . . .      615,846        33,463
                                                ------------- -------------
                                                  56,810,219    62,216,826
               Less accumulated depreciation. .  (19,217,558)  (23,339,305)
                                                ------------- -------------
                                                $ 37,592,661  $ 38,877,521
                                                ============= =============

               Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was $3,890,000, $4,038,000, and $5,219,000 for the years ended
          December 31, 1994, 1995 and 1996, respectively. Construction in progress will be depreciated over the estimated useful lives of respective assets when placed into service.





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          7.   Term note from affiliate/
               Investment in Cumberland Technologies, Inc.

               In 1988, Cumberland Casualty & Surety Company ("CCS") issued a surplus debenture to the Company that bears interest at 10 percent per annum in exchange for $3,000,000. In 1992, such debenture was assigned to Cumberland Technologies, Inc. ("Cumberland"), a holding company that provides, among other services, reinsurance for specialty sureties and performance and payment bonds for contractors. Cumberland entered into a term note agreement with the Company for the outstanding amount of the debenture, including accrued interest. Interest accrued on the term note was $506,755 at December 31, 1995 ($372,066 in 1996 prior to the conversion discussed below).

               On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock, of Cumberland common stock in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. At December 31, 1996, the market value of the Cumberland common stock held by the Company was approximately $5,170,000.

               The following is a summary of the financial position at December 31, 1996, and results of operations of Cumberland for the period November 5, 1996, through December 31, 1996:

                                                              December 31,
                                                                  1996
                                                              -------------

               Cash and cash equivalents  . . . . . . . . . . $    669,000
               Investments  . . . . . . . . . . . . . . . . .    6,110,000
               Accounts receivable - trade, net . . . . . . .      906,000
               Intangibles  . . . . . . . . . . . . . . . . .    1,957,000
               Other  . . . . . . . . . . . . . . . . . . . .    2,127,000
                                                              -------------
                Total assets  . . . . . . . . . . . . . . . . $ 11,769,000
                                                              =============
               Policy liabilities and accruals  . . . . . . . $  3,854,000
               Long-term debt . . . . . . . . . . . . . . . .    1,533,000
               Other  . . . . . . . . . . . . . . . . . . . .      569,000
                                                              -------------
                Total liabilities   . . . . . . . . . . . . . $  5,956,000
               Stockholders  equity . . . . . . . . . . . . .    5,813,000
                                                              -------------
                Total liabilities and stockholders  equity  . $ 11,769,000
                                                              =============





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          7.   Term note from affiliate/
               Investment in Cumberland Technologies, Inc. (continued)

               Cumberland s operating results included revenue of $1,727,000 and a net loss of $117,000 during the period in 1996 that the Company carried its equity investment. The equity in this net loss amounted to $37,000. In addition, approximately $27,000 of amortization expense was recorded by the Company related to the investment.

          8.   Accrued expenses
                                                       December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------

               Deferred revenue . . . . . . . . $  1,858,148  $  1,641,857
               Accrued insurance  . . . . . . .    3,130,582     3,608,350
               Accrued disposal costs . . . . .      846,606       744,229
               Accrued interest . . . . . . . .      118,332       270,133
               Accrued real estate taxes  . . .      332,725       441,566
               Other  . . . . . . . . . . . . .      762,739     1,366,052
                                                ------------- -------------
                                                $  7,049,132  $  8,072,187
                                                ============= =============





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          9.   Long-term debt
                                                       December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------
               Notes payable, principal and
                interest payable in monthly
                installments through March 1,
                2001, interest at varying rates
                up to 13 percent,
                collateralized by equipment . . $ 19,615,486  $ 19,548,486
               Revolving term bank line of
                credit, $12,390,000 ($5,000,000
                during 1995), maximum, due July
                31, 1999, interest payable
                monthly at lender s base rate
                plus .5 percent, permanent
                quarterly principal reductions
                of $250,000 begin on July 1,
                1997  . . . . . . . . . . . . .    3,292,607    11,190,002
               Bank note payable, varying
                principal and interest payments
                through August 1, 1996,
                interest at prime plus 1.75
                percent, collateralized by
                equipment . . . . . . . . . . .    1,500,000         -
               Mortgage notes, principal and
                interest payable in monthly
                installments through October 1,
                2010, interest at varying rates
                up to prime plus 1 3/4 percent,
                collateralized by land and
                buildings . . . . . . . . . . .    5,886,733     6,976,756
               Mortgage notes - $500,000 with
                related parties, interest
                payable in quarterly
                installments at 10 percent,
                plus a performance based return
                not to exceed 6 percent,
                principal due January 9, 1997,
                collateralized by land and
                buildings   . . . . . . . . . .    1,400,000         -
                                                ------------- -------------
                                                  31,694,826    37,715,244
               Less current portion . . . . . .    7,074,857     7,794,848
                                                ------------- -------------
                                                $ 24,619,969  $ 29,920,396
                                                ============= =============





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          9.   Long-term debt (continued)


               Annual principal maturities subsequent to December 31, 1996, are as follows:

               1997 . . . . . . . . . . . . . . . . . . . . . $  7,794,848
               1998 . . . . . . . . . . . . . . . . . . . . .   12,615,882
               1999 . . . . . . . . . . . . . . . . . . . . .   12,269,747
               2000 . . . . . . . . . . . . . . . . . . . . .    2,022,111
               2001 . . . . . . . . . . . . . . . . . . . . .      818,412
               Thereafter . . . . . . . . . . . . . . . . . .    2,194,244
                                                              -------------
                                                              $ 37,715,244
                                                              =============

               The lenders' prime rate under the bank line at both December 31, 1995 and 1996, was 8.5 percent. At December 31, 1996, there was approximately $1,200,000 of borrowings available under the revolving term bank line of credit. The Company was also contingently liable for letters of credit in the amount of approximately $2,610,000 at December 31, 1996.

               The revolving term bank line of $12,390,000 and the letter of credit facility of $2,610,000 are secured by a pledge of all of the stock of the Company's subsidiaries, the Cumberland term note, and substantially all of the assets of Kimmins. The use of funds under these lines is limited among certain subsidiaries, and repayment is guaranteed by Cumberland.

               The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $15,900,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 3.5 to 1.0, consolidated debt service coverage ratio of at least 1.0 to 1.0, and a fixed charge coverage ratio of not less than 1.0 to 1.0. In addition, the covenants prohibit the
          ability,  without   lender  approval,  of  the   Company  to  pay
          dividends. As of December 31, 1996, the Company was in compliance with or obtained waivers for all loan covenants, and the Company may be required to obtain similar waivers for certain covenants in 1997. The Company has a representation from Mr. Francis M.
          Williams  should   waivers  not   be  obtained  and   the  lender
          accelerates the maturities of the Revolving Term Bank Line of Credit and the Mortgage Note on the corporate office. This representation provides that Mr. Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          9.   Long-term debt (continued)


          Company is not required to pay any principal payments during 1997 more than the regularly scheduled maturities.

               Subsequent to December 31, 1996, Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of the Company, entered into two separate debt agreements. KCC converted equipment previously rented under operating leases into an equipment note of approximately $13 million under terms similar to the Company s other equipment notes outstanding. In addition, KCC obtained an $11 million working capital loan, of which $7 million was used to reduce the Company s outstanding revolving term bank line of credit during March 1997.

          10.  Employee Stock Ownership Plan Trust Debt

               In March 1990, the Company's Employee Stock Ownership Plan Trust ("ESOP") (Note 13) originally was funded from a $5,100,000 loan. This loan was refinanced during December 1995 and bears interest at prime plus .5 percent, with quarterly principal and monthly interest payments through October 2000. The loan is guaranteed by the Company as to payment of principal and interest and, therefore, the unpaid balance of the borrowing is reflected as debt of the Company. An equivalent amount representing unearned employee compensation, less the Company's accrued contribution (Note 12), is recorded as a deduction from stockholders' equity.

               Annual principal maturities for each of the next four years are as follows:

               1997 . . . . . . . . . . . . . . . . . . . . . $    480,000
               1998 . . . . . . . . . . . . . . . . . . . . .      480,000
               1999 . . . . . . . . . . . . . . . . . . . . .      480,000
               2000 . . . . . . . . . . . . . . . . . . . . .      480,000
                                                              -------------
                                                              $  1,920,000
                                                              =============

          11.  Leasing arrangements

               The Company rents equipment and machinery as needed, as well as office space, under operating leases for varying periods not to exceed one year. Rental expense for the years ended December 31, 1994, 1995, and 1996, was approximately $9,500,000,
          $9,079,000, and $11,808,000, respectively.





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          12.  Pension and other benefit plans

               Employee Stock Ownership Plan. On January 1, 1989, the Company, for the benefit of its employees, formed the ESOP to purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive. Contributions to the ESOP are made at the discretion of the Board of Directors. During 1989, the ESOP acquired from the Company's President 257,371 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the Company's President. Simultaneous with this purchase, the Company's President purchased certain receivables and interests in certain investments from the Company for a purchase price of $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note originally was funded during March 1990, through a long-term bank financing agreement guaranteed by the Company (Note 10). As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the current year. Debt of the ESOP is recorded as debt, and the shares pledged as collateral are reported as unearned employee compensation in the balance sheet. For financial statement purposes, as of December 31, 1995 and 1996, the unearned employee compensation (net of accrued contributions of approximately $133,000 and $0, respectively) was reflected as a reduction in stockholders' equity.

               Interest and compensation expenses relating to the ESOP are as follows:

                                          Years ended December 31,
                                  -----------------------------------------
                                      1994          1995          1996
                                  ------------- ------------- -------------

               Interest . . . . . $    274,519  $    354,449  $    185,728
               Compensation . . . $    615,657  $    504,852  $    467,082





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          12.  Pension and other benefit plans (continued)

               The ESOP shares were as follows:
                                                       December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------
               Allocated shares . . . . . . . .      135,000       159,000
               Shares released for allocation .        -             -
               Unreleased shares  . . . . . . .      120,000        96,000
                                                ------------- -------------
               Total ESOP shares  . . . . . . .      255,000       255,000
                                                ============= =============
               Market value of unreleased
                shares  . . . . . . . . . . . . $    900,500  $    324,000
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

               The Company s 1987 Stock Option Plan has the option to acquire an aggregate of 288,400 shares of common stock that may be granted to employees, officers, directors and consultants of the Company. The Plan authorizes the Board of Directors (the "Board") to issue incentive stock options ("ISOs"), as defined in
          Section 422A(b) of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section ("Non-ISOs"). The Board has discretionary authority to determine the types of stock options to be granted, the persons among those eligible to whom options will be granted, the number of shares to be subject to such options, and the terms of the stock option agreements. Options may be exercised in the manner and at such times as fixed by the Board, but may not be exercised after the tenth anniversary of the grant of such options.





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          12.  Pension and other benefit plans (continued)

               The following table summarizes the transactions for the three years ended December 31, 1996, relating to the Plan:

                                                 Number of     Per Share
                                                   Shares     Option Price
                                                ------------ ---------------

               Outstanding January 1, 1994: . .     206,143  $3.33 - $13.74
                Granted   . . . . . . . . . . .     182,643  $         4.50
                Exercised   . . . . . . . . . .       -      $         -
                Canceled  . . . . . . . . . . .    (183,643) $6.00 - $13.74
                                                ------------
               Outstanding December 31, 1994: .     205,143  $3.33 - $ 4.50
                Granted   . . . . . . . . . . .       7,500  $         4.50
                Exercised   . . . . . . . . . .      (4,400) $         4.50
                Canceled  . . . . . . . . . . .       -      $       -
                                                ------------
               Outstanding December 31, 1995: .     208,243  $3.33 - $ 4.50
                Granted   . . . . . . . . . . .       -      $       -
                Exercised   . . . . . . . . . .       -      $       -
                Canceled  . . . . . . . . . . .     (51,167) $ 3.33 - $4.50
                                                ------------
               Outstanding December 31, 1996: .     157,076  $ 3.33 - $4.50
                                                ============
               Exercisable December 31, 1996: .      91,586
                                                ============

               Pro forma information regarding net income (loss) and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1993, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1994, 1995 and 1996; risk-free interest rates of 5.5 percent; a dividend yield of zero; volatility factors of the expected market price of the Company s common stock based on historical trends; and a weighted-average expected life of the options of seven years.

               The Black-Scholes  option valuation model was  developed for use in  estimating the fair value of  traded options that have no
          vesting restrictions  and are fully transferrable.   In addition,
          option valuation  models require  the input of  highly subjective
          assumptions  including  the  expected  stock   price  volatility.
          Because the Company s employee stock options have characteristics





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          12.  Pension and other benefit plans (continued)

          significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

               The pro forma effect of compensation expense related to outstanding stock options on net income (loss) and earnings per share were considered by management to be immaterial for purposes of pro forma presentation.

               Multi-Employer Defined Contribution Plan. The Company makes payments to collectively bargained, multi-employer defined contribution plans covering Company union employees. Under the Multi-Employer Pension Plan Amendment Act, a withdrawing employer is required to continue funding its share of the plan's unfunded vested benefits. The Company does not possess sufficient information to determine its portion of the unfunded vested benefits, if any. Contributions to such plans for the years ended December 31, 1994, 1995, and 1996, were not significant.

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

               For  the year ended December 31,  1996, the Company incurred net operating losses ("NOL") for federal tax purposes of approximately $11,200,000. The NOL consists of $9,350,000 generated by the Company and approximately $1,850,000 generated by TransCor, which files separately as explained below. Approximately $4,500,000 of the federal NOL will be carried back to prior tax years, resulting in approximately $900,000 of refunds, of which $600,000 is attributable to the Company and the remaining $300,000 to TransCor. After the carryback,





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          13.  Income taxes (continued)

          approximately $6,700,000 is available as a NOL carryforward to future periods. The loss carryforward expires in the year 2011 if not used. The deferred tax assets include a valuation allowance of approximately $1,700,000 as an offset to the expected future benefit of the NOL carryforward attributable to the Company due to the uncertainty of realizing the benefit. For alternative minimum tax ("AMT") purposes, the NOL carryforward is approximately $6,200,000. The Company also has alternative minimum tax credit carryforwards of approximately $836,000 available to reduce future federal regular income taxes. The AMT credit carryforwards do not expire.

               As a result of TransCor's sale of its common stock in March 1993, it is no longer consolidated with the Company for income tax purposes. The Company has provided deferred income taxes respect to differences between its book and tax basis in TransCor. These differences result from income recognized for book, not tax, for the gain on the sale of TransCor and TransCor's post-offering earnings, which are collectively referred to as the outside basis difference. The rate used to provide taxes on the outside basis difference is the statutory rate for the first $785,000 that represents the Company's share of TransCor's accumulated deficit at the date of the sale of its common stock. The rate for the remaining difference assumes the dividend received deduction because the Company expects to recover its investment through dividends.





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          13.  Income taxes (continued)

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                       December 31,
                                                ---------------------------
                                                    1995          1996
               Deferred tax assets:             ------------- -------------

                Net operating loss
                  carryforward  . . . . . . . . $      -       $ 2,598,970
                Valuation allowance   . . . . .        -        (1,707,009)
                Allowance for doubtful
                  accounts  . . . . . . . . . .      152,222       236,903
                Costs deferred for tax
                  expensed for books  . . . . .      154,553       210,556
                Alternate minimum tax credit
                  carryforwards . . . . . . . .      299,172       836,430
                Accrued workers
                  compensation  . . . . . . . .      750,552       907,782
                State tax credit
                  carryforward  . . . . . . . .        -            32,730
                Other   . . . . . . . . . . . .       56,721       194,293
                                                ------------- -------------
                                                   1,413,220     3,310,655
                                                ------------- -------------
               Deferred tax liabilities:

                Excess of tax over book
                  depreciation  . . . . . . . . $  3,842,918   $ 4,704,561
                Uncompleted long-term
                  contracts . . . . . . . . . .      655,975       323,798
                Costs deferred for book
                  expensed for tax  . . . . . .      301,250       337,390
                Outside basis difference in
                  TransCor  . . . . . . . . . .      430,478       605,182
                                                ------------- -------------
                                                   5,230,621     5,970,931
                                                ------------- -------------
               Net deferred tax liability . . .    3,817,401     2,660,276
               Less current net deferred
                asset   . . . . . . . . . . . .      742,130     1,499,329
                  Net non-current deferred      ------------- -------------
                   liability  . . . . . . . . . $  4,559,531  $  4,159,605
                                                ============= =============





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          13.  Income taxes (continued)

               Factors causing the effective tax rate to differ from the statutory rate are as follows:

                                               Years ended December 31,
                                             -----------------------------
                                               1994      1995       1996
                                             --------- --------- ---------

               Federal statutory rate . . .     35.0%     34.0%    (34.0%)
               Valuation allowance  . . . .      0.0%      0.0%     15.9%
               State income taxes . . . . .      7.5%     10.0%     (3.5%)
               Additional tax on the
                Company's shares of
                TransCor's earnings . . . .      4.0%      8.0%      2.3%
               Other  . . . . . . . . . . .      1.5%      0.6%     (0.2%)
                                             --------- --------- ---------
               Effective tax rate . . . . .      48.0%     52.6%   (19.5%)
                                             ========= ========= =========

          14.   Stockholders' equity

               The Company's Class B common stock has the same voting rights as common stock and is not entitled to participate in cash dividends. Upon liquidation or dissolution of the Company, the holders of common stock are entitled to receive up to $9.00 per share, after which the holders of Class B common stock are entitled to receive up to $9.00 per share. Thereafter, all assets remaining for distribution will be distributed pro rata to the holders of common stock and Class B common stock. The right to convert Class B common stock to common stock occurs in any fiscal year in which the Company achieves net earnings equal to a specified amount (currently $.84 per share), which is calculated by adding the total shares outstanding at fiscal year end to the number of shares that could be converted during the fiscal year.
          The holders of the Class B common stock will thereafter have the right to convert up to 625,000 shares of Class B common stock into common stock on a share for share basis as follows. Each cumulative incremental increase in net earnings in any subsequent year of $.21 per share above the specified level of earnings previously obtained will afford holders the right to convert up to an additional 625,000 shares of Class B common stock into common stock on a share for share basis. Holders of Class B common stock will not be entitled to convert more than 625,000 of such shares in any fiscal year unless the Company achieves earnings of $1.44 per share of common stock in any fiscal year, which will entitle holders to convert all shares of Class B common stock into common stock. No shares of Class B common stock





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          14.   Stockholders' equity (continued)

          became eligible for conversion into common stock during the years ended December 31, 1994, 1995, and 1996.

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

          16.   Fourth quarter adjustments (unaudited)

               During  the fourth  quarter  of 1996,  the Company  recorded certain charges to operations related to contract estimate changes and contract claim and change order settlements. The aggregate effect of these charges related to the Company s pre-tax loss for 1996 amounted to approximately $6,452,000.

               During the fourth quarter of 1995, the Company refined its estimate of income tax expense, with an additional expense of $241,000. Also, in the fourth quarter of 1995, the Company capitalized certain contract costs. This refinement resulted in a credit to operations of $505,000 in the fourth quarter of 1995.

          17.   Fair value of financial instruments

               The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          17.   Fair value of financial instruments (continued)

               Cash, accounts receivable, note receivable - affiliate, and accounts payable. The carrying amount reported in the balance sheet for cash, accounts receivable, and accounts payable approximates their fair value.

               Long-term debt. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

               The carrying amounts and fair values of the Company's financial instruments at December 31, 1996, are as follows:

                             December 31, 1995           December 31, 1996
                        --------------------------  ---------------------------
                           Carrying       Fair        Carrying         Fair
                            Amount        Value        Amount          Value
                        ------------  ------------  ------------- -------------
     Liabilities:
      Notes payable  .  $ 31,694,826  $ 31,230,000  $ 37,715,244  $ 37,715,000
      Employee Stock
        Ownership Plan
        Trust deby . .  $  2,400,000  $  2,400,000  $  1,920,000  $  1,920,000

          18.   Business segments and major customers

               The Company conducts business in two segments: specialty contracting services and solid waste management services. The specialty contracting services segment provides comprehensive services including infrastructure development, underground utility construction, road work, dismantling, asbestos abatement, excavation, removal and disposal of contaminated soil. The solid waste management services segment offers collection, transfer, transportation, resource recovery and disposal of non-hazardous waste and demolition services.

               For the years ended December 31, 1994, 1995 and 1996, the Company s specialty contracting services segment earned gross revenue of approximately $10,000, $3,953,000 and $14,884,000, respectively, on contracts with the Florida Department of Transportation.





                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          18.   Business segments and major customers (continued)

               A summary of information about the Company's segments for the years ended December 31, 1994, 1995 and 1996, is as follows (in thousands):
                                    Specialty    Solid Waste
                                   Contracting   Management
                    1994            Services      Services        Total
          ----------------------- ------------- ------------- -------------
          Gross revenue . . . . . $     67,748  $     29,007  $     96,755
                                  ============= ============= =============
          Operating income  . . . $      1,853  $        817  $      2,670
          Interest income . . . .        1,060         -             1,060
          Interest expense  . . .        1,590           547         2,137
          Minority interest . . .        -               (61)         (61)
          Income (loss) before    ------------- ------------- -------------
           income taxes   . . . . $      1,323  $      1,533  $        210
                                  ============= ============= =============
          Identifiable assets . . $     42,448  $     30,241  $     72,689
                                  ============= ============= =============
          Depreciation and
           amortization   . . . . $      2,157  $      1,893  $      4,050
                                  ============= ============= =============
          Capital expenditures  . $      3,365  $      2,439  $      5,804
                                  ============= ============= =============

                                    Specialty    Solid Waste
                                   Contracting   Management
                    1995            Services      Services        Total
          ----------------------- ------------- ------------- -------------
          Gross revenue . . . . . $     70,227  $     41,119  $    111,346
                                  ============= ============= =============
          Operating income  . . . $      1,892  $      2,704  $      4,596
          Interest income . . . .        1,005         -             1,005
          Interest expense  . . .        1,875           548         2,423
          Minority interest . . .        -              (345)         (345)
          Income (loss) before    ------------- ------------- -------------
           income taxes   . . . . $      1,022  $      1,811  $      2,833
                                  ============= ============= =============
          Identifiable assets . . $     46,778  $     46,851  $     93,629
                                  ============= ============= =============
          Depreciation and
           amortization   . . . . $      1,855  $      2,447  $      4,302
                                  ============= ============= =============
          Capital expenditures  . $      1,577  $     13,848  $     15,425
                                  ============= ============= =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          18.   Business segments and major customers (continued)

                                    Specialty    Solid Waste
                                   Contracting   Management
                    1996            Services      Services        Total
          ----------------------- ------------- ------------- -------------
          Gross revenue . . . . . $     69,048  $     44,193  $    113,241
                                  ============= ============= =============
          Operating income (loss) $     (8,298) $        492  $     (7,806)
          Interest income . . . .          569         -               569
          Interest expense  . . .        2,322         1,354         3,676
          Minority interest . . .        -               138           138
          Loss before income tax  ------------- ------------- -------------
           benefit  . . . . . .   $    (10,051) $       (724) $    (10,775)
                                  ============= ============= =============
          Identifiable assets . . $     47,073  $     46,010  $     93,083
                                  ============= ============= =============
          Depreciation and
           amortization   . . . . $      2,039  $      3,611  $      5,650
                                  ============= ============= =============
          Capital Expenditures  . $      4,429  $      2,539  $      6,968
                                  ============= ============= =============





          Item 9.  Changes  in   and  Disagreements  with  Accountants   on
                   Accounting and Financial Disclosure

               None.
                                       PART III
          Item 10.  Directors and Executive Officers of the Registrant

               The directors and executive officers of the Company are as follows:

                        Name               Age           Position
          -------------------------------- ---  --------------------------
          Francis M. Williams . . . . . .   55  President, Chief Executive
          Norman S. Dominiak  . . . . . .   52  Officer, and Director
          Joseph M. Williams  . . . . . .   40  Vice President
          Michael Gold  . . . . . . . . .   48  Secretary and Treasurer
          George Chandler . . . . . . . .   67  Director
                                                Director

               All directors of the Company hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors.

               Francis M. Williams has been President and Chairman of the Board of the Company since its inception. For more than five years prior to November 1988, Mr. Williams was the Chairman of the Board and Chief Executive Officer of Kimmins Corp. and its predecessors and sole owner of K Management Corp. From June 1981 until January 1988, Mr. Williams was also the President and a Director of College Venture Equity Corp., a small business investment company. Mr. Williams has also been a Director of the National Association of Demolition Contractors and a member of the Executive Committee of the Tampa Bay International Trade Council.

               Norman S. Dominiak has been the Vice President of the Company since March 1995, and has been employed by the Company as its Chief Financial Officer since January 1994. Mr. Dominiak served as Controller of ThermoCor Kimmins, Inc., a subsidiary of the Company, from October 1991 until January 1994. From May 1988 until September 1991, Mr. Dominiak served as Senior Vice President of Creative Edge, a company engaged in the manufacturing and distribution of educational products. From October 1982 until April 1988, Mr. Dominiak served as Senior Vice President of Cecos Environmental Services, Inc., a company engaged in treatment, transportation, and disposal of hazardous waste. From 1965 until 1982, Mr. Dominiak was employed in various financial capacities for the Carborundum Company.

               Joseph M. Williams has been the Secretary and Treasurer of the Company since October 1988. Since November 1991, Mr. Williams





          has served as President and has been a Director of Cumberland Technologies, Inc., a holding company whose wholly-owned subsidiaries provide reinsurance and specialty sureties and performance and payment bonds. Since June 1986, Mr. Williams has served as President and Vice President and has been a Director of Cumberland Real Estate Holdings, Inc., the corporate general partner of Sunshadow Apartments, Ltd. ("Sunshadow") and Summerbreeze Apartments, Ltd. ("Summerbreeze"), both of which are limited partnerships. In June 1992, both Sunshadow and Summerbreeze filed voluntary petitions under Chapter 11 of the United States bankruptcy law, and each entity submitted a prepackaged plan of reorganization. In June 1993, Sunshadow and Summerbreeze entered into a settlement and note renewal agreement and the bankruptcy filings were voluntarily dismissed. Mr. Williams has been employed by the Company and its subsidiaries in various capacities since January 1984. From January 1982 to December 1983, he was the managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Co. Joseph M. Williams is the nephew of Francis M. Williams.

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

               Ira D. Cohen, 50, has been President of TransCor Waste Services, Inc., since July 1, 1996. Mr. Cohen is responsible for the operations, safety, profitability, and compliance with all federal, state and local regulations for the Company s solid waste facilities. From 1992 to June 1996, Mr. Cohen served as President for John Sexton Contractors Company. Mr. Cohen also served as Chief Operating Officer for Land Reclamation Company from 1989 to 1992. From 1986 to 1989, Mr. Cohen served as the Regional Landfill Manager and Director of Landfill Operations of Chambers Development Company, Inc.





               Michael D. O'Brien, 46, has been employed by TransCor Waste Services, Inc. (including its predecessor) as Vice President since October 1992. From June 1987 to October 1992, Mr. O'Brien served as Vice President of Kimmins Industrial Service Corp., a subsidiary of the Company. From July 1983 to June 1987, Mr. O'Brien served as Vice President of Jordan Foster Scrap Corporation in Buffalo, New York, a company specializing in demolition and preparation of scrap for sale. From November 1972 to July 1983, Mr. O'Brien was employed by a national demolition contractor.

               John V. Simon Jr., 41, has been President and General Manager of Kimmins Contracting Corp., responsible for supervising utility construction, since May 1981, and served as a Vice President of the Company from 1981 until October 1988. From January 1978 to May 1981, Mr. Simon owned Simon Construction Company, a company that performed site work and utilities and demolition projects.

               Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company s executive officers and directors and any persons holding more than 10 percent of the Company s common stock are required to file with the Securities and Exchange Commission and the New York Stock Exchange reports of their initial ownership of the Company s common stock and any changes in ownership of such common stock. Specific due dates have been established, and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during 1996, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10 percent of its common stock complied with the
          Section 16(a) requirements.





          Item 11.  Executive Compensation

               Summary Compensation Table. The following table provides certain summary information concerning compensation paid or acrued by the Company and its subsidiaries to the Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 for the year ended December 31, 1996 (the "Named Executives"):

                                          SUMMARY COMPENSATION TABLE
                                                            Long-Term Compensation
                                                       -------------------------------
                                Annual Compensation            Awards          Payouts
                            -------------------------- ---------------------- --------
                                                Other              Securities               All
                                                Annual  Restricted Underlying              Other
                                               Compen-    Stock     Options/     LTIP     Compen-
         Name and             Salary    Bonus   sation   Award(s)     SARs      Payout    sation
    Principal Position Year    ($)       ($)     ($)       ($)        (#)        (s)        ($)
   ------------------- ---- --------  -------- ------- ----------  ---------- --------  ----------
   Francis M. Williams 1996  $318,482    $0       $0        $0         0          $0     $995  (*)
     Chairman of the   1995  $271,137    $0       $0        $0         0          $0     $989  (*)
     Board, President  1994  $171,139    $0       $0        $0         0          $0     $977  (*)
     and Chief
     Executive Officer

   John V. Simon, Jr.  1996  $95,000   $25,000    $0        $0         0          $0    $1,655 (*)
     President of      1995  $95,000   $81,489    $0        $0         0          $0    $1,647 (*)
     Kimmins           1994  $95,000   $15,759    $0        $0         0          $0    $1,635 (*)
     Contracting Corp.

   (*)  Represents the  Company's contribution to  the employee's  account of  the Company's  401(k)
        Plan and  premiums paid by  the Company for  term life insurance  and long-term  disability.
        These  plans, subject  to  the  terms and  conditions of  each  plan, are  available to  all employees.

               Stock Option/SAR Grants  in the Last Fiscal Year.   No stock
          options or stock appreciation rights were granted to the Named Executives during the year ended December 31, 1996.

               Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year- End Option/SAR Values. The following table summarizes the net value realized on the exercise of options in 1996 and the value of outstanding options as of December 31, 1996, for the Named Executives.





                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                  Number of
                                                                  Securites         Value of
                                                                  Underlying      Unexercised
                                                                 Unexercised      In-the-Money
                                  Shares                       Options/SARs at  Options/SARs at
                                 Acquired          Value         Year-End (#)   Year-End ($)(1)
                                on Exercise       Realized       Exercisable/     Exercisable/
               Name                 (#)             ($)         Unexercisable    Unexercisable
       --------------------- ---------------  ---------------  ---------------  ---------------
       John V. Simon, Jr.            0               $0          13,533/8,134       $135/$0

       (1) Value is calculated using the Company's closing stock price on December 31, 1996, of
           $3.375 per share less the exercise price for such shares.

            No stock options or stock appreciate rights were exercised by Francis M. Williams during the year ended December 31, 1996, and Mr. Williams does not have any outstanding stock options or SARs at December 31, 1996.

                                    TEN-YEAR OPTION/SAR REPRICINGS
                                                                                     Length of
                                      Number of      Market                           Original
                                      Securities      Price      Exercise           Option Term
                                     Underlining   of Stock at   Price at            Remaining
                                     Options/SARs    Time of     Time of      New    at Date of
                                     Repriced or  Repricing or Repricing or Exercise Repricing
                                       Amended      Amendment   Amendment    Price       or
               Name           Date       (#)           ($)         ($)        ($)    Amendment
      --------------------  -------- ------------ ------------ ------------ -------------------
      Norman S. Dominiak    10/30/94        3,333     $4.50       $6.39      $4.50    4 years
      Vice President                          833     $4.50       $7.14      $4.50    4 years
      Joseph M. Williams    10/30/94       10,333     $4.50       $6.75      $4.50    4 years
      Secretary/Treasurer

      Michael D. O Brien    10/30/94       15,976     $4.50       $6.75      $4.50    4 years
      Vice President of
      TransCor

      John V. Simon, Jr.    10/30/94       12,833     $4.50       $6.75      $4.50    4 years
      President of Kimmins                  2,500     $4.50       $6.00      $4.50    4 years
      Contracting Corp.


               Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 1996, Francis M. Williams, the Company's President and Chairman of the Board of Directors, has served as President and Chairman of the Board of Directors of TransCor.





               Compensation of Directors. During the year ended December 31, 1996, the Company paid non-officer Directors an annual fee of $5,000 and $1,000 per board meeting attended. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

          Stock Option and Other Plans

          1987 Stock Option Plan
               The Company adopted a stock option plan (the "Plan") pursuant to which 288,400 shares of common stock were originally reserved for issuance to persons upon exercise of options designated as "incentive stock options," within the meaning of
          Section 422A of the Internal Revenue code of 1986 (the "Code"), and non-qualified stock options. The purpose of the Plan is to attract, retain, and motivate officers and other full-time employees of the Company, and certain other persons instrumental to the success of the Company, and to provide them with a means to acquire a proprietary interest in the Company. The Plan is administered by a committee consisting of three members of the Board of Directors. The exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock at the time the option is granted (110 percent of fair market value in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). The exercise price of a non-qualified stock option granted under the Plan may be any amount determined by the Board of Directors but not less than the par value of the common stock on the date of the grant. Options granted under the Plan must, in general, expire no later than ten years from the date of the grant (five years from the date of grant in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). All options granted to date provide that the grantees' rights vest over five years from the date of grant. At December 31, 1996, Joseph M. Williams held 13,333 options to purchase the Company's stock at between $3.33 and $4.50 per share of which 9,200 shares are exercisable. At December 31, 1996, John V. Simon, Jr., held 21,667 options to purchase the Company's stock at between $3.33 and $4.50 per share, of which 13,533 shares are exercisable.

          Savings and Profit-Sharing Plan

               The Company offers a savings and profit-sharing plan (the "401(k) Plan"), which qualifies under Sections 401(a) and (k) of the Code. Employees of the Company and certain affiliates who have been employed for a specified period of time are eligible to participate in the 401(k) Plan. All contributions made by the employees vest immediately. Amounts contributed by the Company vest 20 percent after three years of service and 20 percent each year thereafter.





          Profit and Equity Participation Plan

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

          Employee Stock Ownership Plan
               Effective January 1, 1989, the Company formed the ESOP for the benefit of the employees of the Company and its subsidiaries to purchase shares of the Company's common stock from time to time on the open market or in negotiated transactions at prices deemed to be attractive and, simultaneously, the Profit Participation Plan was merged into the ESOP. Contributions to the ESOP are made at the discretion of the Board of Directors and, for the year ended December 31, 1989, was $200,000. During 1989, the ESOP acquired from the Company's President approximately 772,000 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the President. Simultaneously with such purchase, the President purchased certain receivables and interests in certain investments from the Company for a purchase price of $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note was funded, during March 1990, through a long-term bank financing agreement guaranteed by the Company. Expenses with respect to the ESOP include the recognition of interest expense relating to the ESOP debt and to earned compensation. For the year ended December 31, 1996, interest expense and compensation expense relating to the ESOP were $186,000 and $480,000, respectively. As of December 31, 1996, the unpaid ESOP debt is also reflected as a reduction in stockholders' equity.





          Item 12.  Security  Ownership  of Certain  Beneficial  Owners and
                    Management

          The following table sets forth the number of shares of the Company's common stock beneficially owned as of April 1, 1997, by (i) persons known by the Company to own more than 5 percent of the Company's outstanding common stock, (ii) by each Named Executive and director of the Company, and (iii) all Named Executives and directors of the Company as a group:

         Name and Address of                                                Percent    Total
          Beneficial Owner                                                    of       Voting
                 (1)               Title of Class       Number of Shares     Class     Power
       ----------------------  --------------------   -------------------  -------   ----------
       Francis M. Williams     Common Stock             1,857,065    (2)     41.8%        61.6%
                               Class B Common Stock     2,291,569           100.0%

       Joseph M. Williams      Common Stock               362,775    (3)       8.2%        5.4%

       John V. Simon, Jr.      Common Stock                20,759    (4)        *           *

       Michael Gold            Common Stock                14,923    (5)        *           *

       George Chandler         Common Stock                 7,914    (6)        *           *

       All directors and       Common Stock             2,263,436  (2)(3)     50.9%
       and executive officers                                      (5)(7)
       as a group                                                                         67.3%
       (five persons)          Class B Common Stock     2,291,569            100.0%

          (1) The addresses of all officers and directors of the Company above are in care of the Company at 1501 Second Avenue, East, Tampa, Florida 33605.

          (2) Includes 1,479,136 shares owned directly by Mr. Francis M. Williams; 133,333 shares owned by Summerbreeze and 121,750 shares owned by Sunshadow, both of which Mr. Williams is the sole shareholder of the corporate general partner and the sole limited partner (see Item 13, "Certain Relationships and Related Transactions"); 48,908 shares owned by Mr. Williams' wife; 30,493 shares held by Mr. Williams as Trustee for his wife and children; 37,913 shares held by Mr. Williams as Custodian under the New York Uniform Gifts to Minors Act for his children; 4,464 shares held by the Company's 401(k) and ESOP Plans of which Mr. Williams is fully vested; and 1,067 shares held by Kimmins Realty Investment, Inc., which is owned 100 percent by Mr. Williams.





          (3) Includes 10,000 shares owned by Mr. Joseph M. Williams; 9,200 shares issuable upon exercise of currently exercisable stock options; 2,355 shares held by the Company's 401(k) and ESOP Plans of which Mr. Williams is fully vested; and 341,220 shares held by the Company's 401(k) Plan and ESOP of which Mr. Williams is a trustee with shared voting and investment power.

          (4)  Includes  1,500 shares  owned  by Mr.  Simon; 13,533  shares issuable upon exercise of currently exercisable stock options; and 5,726 shares held by the Company s 401(k) and ESOP plans of which Mr. Simon is fully vested.

          (5) Includes 1,150 shares owned by Mr. Gold; 5,775 shares currently owned by Mr. Gold's wife; 2,898 held by Mr. Gold as trustee for Mr. Gold's minor children; and 5,100 shares issuable upon exercise of currently exercisable stock options.
          (6) Includes 3,114 shares owned by Mr. Chandler; and 4,800 shares issuable upon exercise of currently exercisable stock options.

          (7) Includes 19,100 shares issuable upon exercise of currently exercisable stock options; 6,250 shares held by the Company's 401(k) and ESOP Plans of which certain officers of the Company are fully vested; and 341,471 shares held by the Company's 401(k) and ESOP Plans of which the Secretary of the Company is a trustee.

             * Less than one percent.

          Item 13.  Certain Relationships and Related Transactions

               During 1994, 1995 and 1996, the Company paid landfill fees of approximately $28,000, $88,000, and $139,000, respectively, to a company that is owned primarily by the brother of Mr. Francis
          M. Williams. The amount paid approximated fair market rates for the type of services involved.

                The Company has a note receivable in an original amount of $3,638,696 from Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships
          (collectively,  the  "Apartments"),  of  which   Mr.  Francis  M.
          Williams is the sole shareholder of the corporate general partner and the sole limited partner. The note receivable originally accrued interest at prime plus 1.375 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. The Company did not receive any interest or principal payments during 1996 relating to this note
          receivable,   and   management   of   the   Company  discontinued
          recognition of interest income  of approximately $551,000 for the





          year. Amounts due from the Apartments at December 31, 1995 and 1996, are approximately $3,851,000.

               At December 31, 1995 and 1996, $5,301,000 of the combined accounts receivable - affiliates and note receivable - affiliate balances are due from corporate affiliates of the Company's President. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

               On November 5, 1996, the Company received 1,723,290 shares of Cumberland common stock in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method, and the Company s interest in Cumberland represents an ownership share of approximately 30 percent. At December 31, 1996, the market value of the Cumberland common stock held by the Company was approximately $5,170,000.





          Item 14. Exhibits, Financial Statement, Schedules, and Reports on Form 8-K

          (a)  List of documents filed as part of this Report

             1. Financial Statements
               -  Report of Independent Certified Public Accountants
               -  Consolidated balance sheets at December 31, 1995 and 1996
               -  Consolidated statements of operations for each
                   of the three years in the period ended December 31, 1996
               -  Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1996
               -  Consolidated statements of cash flows for each
                   of the three years in the period ended December 31, 1996
               -  Notes to consolidated financial statements

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

             3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

               3 (a)    --  Restated Certificate of Incorporation
                             of Registrant, as amended.
               3 (b) *  --  By-laws of Registrant
               10.1 **  --  Stock Option Plan
               21       --  Subsidiaries of the Registrant
               23       --  Consent of Ernst & Young LLP
               27       --  Financial Data Schedule (for SEC use only)
          -----------------------------------

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


          Date:  April 15, 1997    By:  /s/ Francis M. Williams
                                        ----------------------------------
                                        Francis M. Williams
                                        President


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Date:  April 15, 1997         /s/ Francis M. Williams
                                        ----------------------------------
                                        Francis M. Williams
                                        President and Director
                                        (Chief Executive Officer)


          Date:  April 15, 1997         /s/ Jospeh M. Williams
                                        ----------------------------------
                                        Joseph M. Williams
                                        Secretary/Treasurer


          Date:  April 15, 1997         /s/ Norman S. Dominiak
                                        ----------------------------------
                                        Norman S. Dominiak
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting and
                                        Financial Officer)


          Date:  April 15, 1997         /s/ Michael Gold
                                        ----------------------------------
                                        Michael Gold, Director




          Date:  April 15, 1997         /s/ George A. Chandler
                                        ----------------------------------
                                        George A. Chandler, Director





                                                                 EXHIBIT 21

                            SUBSIDIARIES OF THE REGISTRANT



                                                     State or Providence
                                                      of Incorporation
                           Company                     or Organization
            --------------------------------------  ---------------------

            Kimmins Contracting Corp. . . . . . .   Florida
            Kimmins Ltd.  . . . . . . . . . . . .   Ontario, Canada

            Kimmins Industrial Service Corp.  . .   Delaware

            Kimmins Abatement Corp. . . . . . . .   Delaware

            ThermoCor Kimmins, Inc. . . . . . . .   Florida
             (f/k/a Kimmins Thermal Corp.)

            TransCor Waste Services, Inc. . . . .   Florida

            Kimmins Recycling Corp. . . . . . . .   Florida

            Kimmins Incorporated  . . . . . . . .   Texas
            Kimmins International . . . . . . . .   Florida

            Fourth Avenue Holdings, Inc.  . . . .   Florida

            40th Street, Inc. . . . . . . . . . .   Florida

            Lantana Eighth Avenue Corp. . . . . .   Florida
            Factory Street Corporation  . . . . .   Tennessee





                                                                 EXHIBIT 23







                 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


               We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-29612) pertaining to the 1987 Stock Option Plan of Kimmins Corp. and in the related
          Prospectus, of our report dated April 14, 1997, with respect to the consolidated financial statements and schedule of Kimmins Corp. included in the Annual Report (Form 10-K) for the year ended December 31, 1996.








                                                      /s/ Ernst & Young LLP




          Tampa, Florida
          April 18, 1997





                                    KIMMINS CORP.

                   Schedule II - Valuation and Qualifying Accounts
                           Allowance for Doubtful Accounts

     <caption)


                                  Balance   Additions   Deductions
                                    at     Charged to      from      Balance at
                                 Beginning  Costs and   Allowances     End of
             Description         of Period  Expenses        (a)        Period
     -------------------------  ---------  ---------- -------------  ----------
     Year ended
      December 31, 1994  . . .   $438,016   $495,375    $(270,394)    $662,997

     Year ended
      December 31, 1995  . . .   $662,997   $404,455    $(670,241)    $397,211

     Year ended
      December 31, 1996  . . .   $397,211   $430,381    $(210,884)    $616,708




     (a)  Balance represents the write-off of uncollectible accounts.