Form 10-Q
period 1997-03-31
KIMMINS CORP/DE
filed 1997-05-15
CIK 811562

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                   ------------------------------------------------
                                      FORM 10-Q
        [Mark One]
        [X] Quarterly  Report  Pursuant  to  Section   13  or  15(d)  of  the
            Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 1997

                                          OR

        [ ] Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
            Securities Exchange Act of 1934

          For the transition period from                 to               .

                             Commission File No. 1-10489
                   ------------------------------------------------

                                    KIMMINS CORP.
                   ------------------------------------------------
                (Exact name of registrant as specified in its charter)


                 Delaware                        59-2763096
         ------------------------   ------------------------------------
         (State of incorporation)   (I.R.S. Employer Identification No.)

                   1501 Second Avenue, East, Tampa, Florida  33605
                   ------------------------------------------------
                (Address of registrant's principal executive offices,
                                 including zip code)

                                    (813) 248-3878
                   ------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not applicable
                   ------------------------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

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

        Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [
        ]    No [ ]

                         Applicable Only to Corporate Issuers

        The number of shares of Common Stock outstanding on May 14, 1997, was 4,447,397 shares.
        The number of shares of Class B Common Stock outstanding on May 14, 1997, was 2,291,569 shares.



                                    KIMMINS CORP.

                                      FORM 10-Q

                                        INDEX




                                                                       Page
                                                                     --------
        PART I. FINANCIAL INFORMATION

                Item 1. Consolidated balance sheets at December
                         31, 1996 and March 31, 1997
                         (unaudited)  . . . . . . . . . . . . . . . . . 1 - 2

                        Consolidated statements of operations for
                         the three months ended March 31, 1996 and
                         1997 (unaudited) . . . . . . . . . . . . . . . . . 3

                        Consolidated statements of cash flows for the
                         three months ended March 31, 1996 and 1997
                         (unaudited)  . . . . . . . . . . . . . . . . . . . 4

                        Notes to consolidated financial statements  . . 5 - 9

                Item 2. Management's discussion and analysis of
                         financial condition and results of
                         operations . . . . . . . . . . . . . . . .   10 - 13

        PART II. OTHER INFORMATION

                Item 1. Legal proceedings . . . . . . . . . . . . . . . .  13

                Item 2. Changes in securities . . . . . . . . . . . . . .  13

                Item 3. Defaults upon senior securities . . . . . . . . .  13

                Item 4. Submission of matters to a vote of
                         security holders . . . . . . . . . . . . . . . .  13

                Item 5. Other information . . . . . . . . . . . . . . . .  13

                Item 6. Exhibits and reports on Form 8-K  . . . . . . . .  13

                        Signatures  . . . . . . . . . . . . . . . . . . .  14



                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION


        Item 1. FINANCIAL STATEMENTS


                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                  December 31,   March 31,
                                                      1996          1997
                                                 ------------- -------------
                                                                (unaudited)
        Current assets:
          Cash  . . . . . . . . . . . . . . . . .$     968,638 $     591,788
          Accounts receivable:
           Contract and trade . . . . . . . . . .   20,060,169    23,719,197
           Affiliates . . . . . . . . . . . . . .    1,648,529     1,546,659
          Costs and estimated earnings in
           excess of billings on uncompleted
           contracts  . . . . . . . . . . . . . .   15,967,872    18,436,279
          Income tax refund receivable  . . . . .    1,199,775     1,096,607
          Deferred income tax . . . . . . . . . .    1,499,329     1,499,329
          Other current assets  . . . . . . . . .      512,110       389,661
                                                 ------------- -------------
           Total current assets . . . . . . . . .   41,856,422    47,279,520
                                                 ------------- -------------

          Property and equipment, net . . . . . .   38,877,521    52,944,731
          Intangible assets . . . . . . . . . . .      898,853       864,677
          Accounts receivable - affiliates  . . .    1,450,716     1,450,716
          Note receivable - affiliate . . . . . .    3,850,727     3,850,727
          Investment in Cumberland
           Technologies, Inc. . . . . . . . . . .    5,105,632     4,982,714
          Other assets  . . . . . . . . . . . . .    1,043,036     1,583,709
                                                 ------------- -------------
                                                 $  93,082,907 $ 112,956,794
                                                 ============= =============




                               See accompanying notes.



                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  December 31,   March 31,
                                                      1996          1997
                                                 ------------- -------------
                                                                (unaudited)
        Current liabilities:

          Accounts payable - trade  . . . . . . .$  19,169,607 $  19,819,901
          Accrued expenses  . . . . . . . . . . .    8,072,187     9,183,492
          Billings in excess of costs and
           estimated earnings on uncompleted
           contracts  . . . . . . . . . . . . . .      752,287     1,119,682
          Current portion of long-term debt . . . 7,794,848 10,121,295 Current portion of Employee Stock
           Ownership Plan Trust debt  . . . . . .      480,000       480,000
                                                 ------------- -------------
            Total current liabilities . . . . . .   36,268,929    40,724,370
                                                 ------------- -------------

        Long-term debt  . . . . . . . . . . . . .   29,920,396    44,591,268
        Employee Stock Ownership Plan
          Trust debt  . . . . . . . . . . . . . .    1,440,000     1,320,000
        Deferred income taxes . . . . . . . . . .    4,159,605     4,159,605
        Minority interest in subsidiary . . . . .    3,440,681     3,446,006
        Commitments and contingencies . . . . . .        -             -







                               See accompanying notes.



                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                     (continued)


                                                  December 31,   March 31,
                                                      1996          1997
                                                 ------------- -------------
                                                                (unaudited)
        Stockholders' equity:
          Preferred stock, $.001 par value;
           1,000,000 shares authorized, none
           issued and outstanding   . . . . . . .$       -     $       -
          Common stock, $.001 par value;
           32,500,000 shares authorized;
           4,447,397 shares issued and
           outstanding  . . . . . . . . . . . . .        4,447         4,447
          Class B common stock, $.001 par value;
           10,000,000 shares authorized;
           2,291,569 shares issued and
           outstanding  . . . . . . . . . . . . .        2,292         2,292
          Capital in excess of par value  . . . .   18,730,173    18,730,173
          Retained earnings . . . . . . . . . . .    1,228,167     2,047,518
          Unearned employee compensation from
           Employee Stock Ownership Plan Trust  .   (1,800,000)   (1,680,000)
                                                 ------------- -------------
                                                    18,165,079    19,104,430
          Less treasury stock, at cost (73,828
           and 95,428 shares at December 31,
           1996, and March 31, 1997,
           respectively)  . . . . . . . . . . . .     (311,783)     (388,885)
                                                 ------------- -------------
            Total stockholders' equity  . . . . .   17,853,296    18,715,545
                                                 ------------- -------------
                                                 $  93,082,907 $ 112,956,794
                                                 ============= =============






                               See accompanying notes.



                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,
                                                 ---------------------------
                                                      1996          1997
                                                 ------------- -------------
                                                  (unaudited)   (unaudited)
        Revenue:
          Gross revenue . . . . . . . . . . . . .$  24,710,145 $  33,850,378
          Outside services, at cost . . . . . . .   (2,299,003)   (4,868,404)
                                                 ------------- -------------
          Net revenue . . . . . . . . . . . . . .   22,411,142    28,981,974

        Costs and expenses:
          Cost of revenue earned  . . . . . . . .   20,614,734    23,937,943
          Selling, general and administrative
           expenses . . . . . . . . . . . . . . .    3,612,830     3,296,613
                                                 ------------- -------------
        Operating income (loss) . . . . . . . . .   (1,816,422)    1,747,418

        Minority interest in net loss (income)
          of subsidiary . . . . . . . . . . . . .       46,890        (5,325)

        Interest expense, net . . . . . . . . . .     (495,258)     (829,396)
                                                 ------------- -------------
        Income (loss) before provision for
          income taxes (benefit)  . . . . . . . .   (2,264,790)      912,697

        Provision for income taxes
          (benefit) . . . . . . . . . . . . . . .     (998,628)       93,346
                                                 ------------- -------------
        Net income (loss) . . . . . . . . . . . .$  (1,266,162)$     819,351
                                                 ============= =============

        Per Share Data:
        ---------------

        Income (loss) per share . . . . . . . . .$        (.28)$         .19
                                                 ============= =============

        Weighted average number of shares
          outstanding used in
          computation . . . . . . . . . . . . . .    4,447,397     4,358,768
                                                 ============= =============



                               See accompanying notes.



                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three months ended
                                                           March 31,
                                                 ---------------------------
                                                      1996          1997
                                                 ------------- -------------
                                                   (unaudited)  (unaudited)
        Cash flows from operating activities:
          Net income (loss) . . . . . . . . . . .$  (1,266,162)$     819,351
          Adjustments to reconcile net income
           (loss) to net cash used by operating
           activities:
            Depreciation and amortization . . . .    1,324,133     1,899,025
            Minority interest in net income
             (loss) of subsidiary . . . . . . . .      (46,890)        5,325
            (Gain) loss on disposal of
             property and equipment . . . . . . .
            Accrued interest on term note . . . .       27,726          (722)
            Equity in losses of investment  . . .     (120,947)        -
            Unearned employee compensation from          -            81,710
             Employee Stock Ownership Plan
             Trust  . . . . . . . . . . . . . . .      107,832       120,000
            Changes in operating assets and
             liabilities:
              Accounts receivable . . . . . . . .   (1,444,929)   (3,557,158)
              Costs and estimated earnings in
               excess of billings on uncompleted
               contracts  . . . . . . . . . . . .      612,709    (2,468,407)
              Income tax refund receivable  . . .     (882,063)      103,168
              Other assets  . . . . . . . . . . .     (529,187)     (468,741)
              Accounts payable  . . . . . . . . .   (3,532,571)      650,294
              Accrued expenses  . . . . . . . . .      243,415     1,111,305
              Billings in excess of costs and
               estimated earnings on uncompleted
               contracts  . . . . . . . . . . . .     (229,745)      367,395
                                                 ------------- -------------
                Total adjustments . . . . . . . .   (4,470,517)   (2,156,806)
                                                 ------------- -------------
        Net cash used by operating activities . .   (5,736,679)   (1,337,455)
                                                 ------------- -------------
        Cash flows from investing activities:
          Capital expenditures  . . . . . . . . .   (2,326,885)  (15,860,062)
          Proceeds from sale of property and
           equipment  . . . . . . . . . . . . . .       77,096        20,500
                                                 ------------- -------------
        Net cash used by investing activities . .   (2,249,789)  (15,839,562)
                                                 ------------- -------------



                               See accompanying notes.



                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)


                                                      Three months ended
                                                           March 31,
                                                 ---------------------------
                                                      1996          1997
                                                 ------------- -------------
                                                   (unaudited)  (unaudited)
        Cash flows from financing activities:
          Proceeds from long-term debt  . . . . .$   8,672,992 $  26,042,454
          Repayments of long-term debt  . . . . .   (1,468,251)   (9,045,135)
          Repayments of Employee Stock Ownership
           Plan Trust debt  . . . . . . . . . . .     (240,750)     (120,000)
          Purchase of treasury stock  . . . . . .        -           (77,102)
                                                 ------------- -------------
        Net cash provided by financing
          activities  . . . . . . . . . . . . . .    6,963,991    16,800,217
                                                 ------------- -------------
        Net decrease in cash  . . . . . . . . . .   (1,022,477)     (376,850)
        Cash, beginning of period . . . . . . . .    1,160,463       968,638
                                                 ------------- -------------
        Cash, end of period . . . . . . . . . . .$     137,986 $     591,788
                                                 ============= =============





                               See accompanying notes.



                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        1. Organization and summary of significant accounting policies

           Organization. Kimmins Corp. and its subsidiaries (collectively, the "Company") operate two business segments: solid waste management services and specialty contracting services. The Company provides solid waste management services to commercial, industrial, residential and, municipal customers in the state of Florida. The
        Company provides specialty contracting services in the south and northeast, including infrastructure development; underground construction; road work; site remediation services such as excavation, removal and disposal of contaminated soil; facilities demolition and dismantling; and asbestos abatement.

           Basis of presentation. The interim condensed consolidated financial statements of the Company are unaudited and should be read in conjunction with the audited financial statements and notes thereto as of and for the years ended December 31, 1995 and 1996.

           In the opinion of the Company, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain information included in the Company s annual financial statements and notes thereto.

           Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

           Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, including TransCor Waste Services, Inc. ("TransCor"), a 74 percent owned subsidiary. All material intercompany transactions have been eliminated.

           Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

           Intangible assets. Intangible assets consist principally of the excess of costs over fair market value of the net assets of the acquired solid waste management business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years. Amortization expense was approximately $25,000 and $34,000 for the three months ended March 31, 1996 and 1997, respectively. Accumulated amortization was approximately $191,000 and $225,000 at December 31, 1996 and March 31, 1997, respectively.



                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        1. Organization and summary of significant accounting policies (continued)

           Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1995 and 1996, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $66,000 and $51,000 for the three months ended March 31, 1996 and 1997, respectively. Accumulated amortization was $637,000 and $688,000 at December 31, 1996, and March 31, 1997, respectively.

           Investments.   The Company s  30 percent investment  in Cumberland
        Technologies, Inc. ("Cumberland") is accounted for using the equity method of accounting.

        2. Costs and estimated earnings on uncompleted contracts

                                                  December 31,   March 31,
                                                     1996           1997
                                                 ------------- -------------
                                                                (unaudited)
           Expenditures on uncompleted
            contracts . . . . . . . . . . . . . .$  76,218,248 $  80,165,824
           Estimated earnings on uncompleted
            contracts . . . . . . . . . . . . . .    4,490,748    11,226,504
                                                 ------------- -------------
           Less actual and allowable billings       80,708,996    91,392,328
            On uncompleted contracts  . . . . . .   65,493,411    74,075,731
                                                 ------------- -------------
                                                 $  15,215,585 $  17,316,597
                                                 ============= =============
           Costs and estimated earnings in
            excess of billings on uncompleted
            contracts . . . . . . . . . . . . . .$  15,967,872 $  18,436,279
           Billings in excess of costs and
            estimated earnings on uncompleted
            contracts . . . . . . . . . . . . . .     (752,287)   (1,119,682)
                                                 ------------- -------------
                                                 $  15,215,585 $  17,316,597
                                                 ============= =============

           As  of  December 31,  1996,  and March  31,  1997,  the costs  and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of $8,950,000 and $8,607,000, respectively. During the
        performance  of   these  contracts,  the  Company   encountered  site
        conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing



                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        2. Costs and estimated earnings on uncompleted contracts (continued)

        the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year.

        3. Property and equipment, net

                                                  December 31,   March 31,
                                                     1996           1997
                                                 ------------- -------------
                                                                (unaudited)

           Land . . . . . . . . . . . . . . . . .$   5,622,769 $   5,748,795
           Buildings and improvements . . . . . .    7,909,361     7,920,946
           Construction and recycling
            equipment . . . . . . . . . . . . . .   47,143,128    62,750,146
           Furniture and fixtures . . . . . . . .    1,508,105     1,544,613
           Construction in progress . . . . . . .       33,463        35,630
                                                 ------------- -------------
                                                    62,216,826    78,000,130
           Less accumulated depreciation  . . . .  (23,339,305)  (25,055,399)
                                                 ------------- -------------
                                                 $  38,877,521 $  52,944,731
                                                 ============= =============

           Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to thirty years. Depreciation expense was $1,234,000 and $1,773,000 for the three months ended March 31, 1996 and 1997, respectively.

        4. Investment in Cumberland Technologies, Inc.

           On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock of Cumberland in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. At May 14, 1997, the market value of the
        Cumberland common stock held by the Company was approximately $4,739,000.



                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        4. Investment in Cumberland Technologies, Inc. (Continued)


           The following is a summary of the financial position at March 31, 1997, and results of operations of Cumberland for the three-month period ending March 31, 1997:
                                                                 March 31,
                                                                    1997
                                                               -------------
                                                                (unaudited)

           Cash and cash equivalents  . . . . . . . . . . . .  $   1,513,000
           Investments  . . . . . . . . . . . . . . . . . . .      5,226,000
           Accounts receivable - trade, net . . . . . . . . .      1,548,000
           Intangibles  . . . . . . . . . . . . . . . . . . .      2,628,000
           Other  . . . . . . . . . . . . . . . . . . . . . .      1,157,000
                                                               -------------
            Total assets  . . . . . . . . . . . . . . . . . .  $  12,072,000
                                                               =============

           Policy liabilities and accruals  . . . . . . . . .  $   4,491,000
           Long-term debt . . . . . . . . . . . . . . . . . .      1,502,000
           Other  . . . . . . . . . . . . . . . . . . . . . .        618,000
                                                               -------------
            Total liabilities . . . . . . . . . . . . . . . .  $   6,611,000

           Stockholders  equity . . . . . . . . . . . . . . .      5,461,000
                                                               -------------
            Total liabilities and stockholders  equity  . . .  $  12,072,000
                                                               =============

           Cumberland s operating results included revenue of $1,494,000 and a net loss of $289,000 during the three-month period ending March 31, 1997. The Company s equity in this net loss amounted to approximately $82,000. In addition, approximately $41,000 of amortization expense was recorded by the Company related to the investment during the three months ended March 31, 1997. Accumulated amortization was approximately $27,000 and $69,000 at December 31, 1996, and March 31, 1997, respectively.



                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        5. Long-term debt
                                                  December 31,   March 31,
                                                      1996          1997
                                                 ------------- -------------
                                                                (unaudited)

           Notes payable, principal and interest
            payable in monthly installments
            through March 1, 2003, interest at
            varying rates up to 10 percent,
            collateralized by equipment . . . . .$  19,548,486 $  34,233,254

           Revolving term bank line of credit,
            $6,200,000 ($12,390,000 during 1996)
            maximum, due July 31, 1999, interest
            payable monthly at lender s base rate
            plus .5 percent, permanent quarterly
            principal reductions of $250,000
            begin on July 1, 1997 . . . . . . . .   11,190,002     3,607,202

           Revolving term line of credit,
            $11,000,000 (none during 1996)
            maximum, due February 26, 1999,
            interest payable monthly at lender s
            base rate of LIBOR plus 2.5 percent,
            collateralized by equipment . . . . .        -        10,000,000

           Mortgage notes, principal and interest
            payable in monthly installments
            through October 1, 2010, interest at
            varying rates up to prime plus 1.75
            percent, collateralized by land and
            buildings . . . . . . . . . . . . . .    6,976,756     6,872,107
                                                 ------------- -------------
                                                    37,715,244    54,712,563
           Less current portion . . . . . . . . .    7,794,848    10,121,295
                                                 ------------- -------------
                                                 $  29,920,396 $  44,591,268
                                                 ============= =============

           At March 31, 1997, there was approximately $1,200,000 of borrowings available under the revolving term bank line of credit. The Company was also contingently liable for letters of credit in the amount of approximately $1,800,000 at March 31, 1997.

           The revolving term bank line of $3,607,000 and the letter of credit facility of $1,800,000 are secured by a pledge of all of the stock of the Company's subsidiaries, the Investment in Cumberland, and substantially all of the assets of Kimmins. The use of funds under these lines is limited among certain subsidiaries, and repayment is guaranteed by Cumberland.



                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        5. Long-term debt (continued)

           The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $15,900,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 3.5 to 1.0, consolidated debt service coverage ratio of at least 1.0 to 1.0, and a fixed charge coverage ratio of not less than 1.0 to 1.0. In addition, the covenants prohibit the ability, without lender approval, of the Company to pay dividends. As of March 31, 1997, the Company was in compliance with or obtained waivers for all loan covenants, and the Company may be required to obtain similar waivers for certain covenants in 1997. The Company has a representation from Mr. Francis M. Williams should waivers not be obtained and the lender accelerates the maturities of the Revolving Term Bank Line of Credit and the Mortgage Note on the corporate office. This representation provides that Mr. Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the Company is not required to pay any principal payments during 1997 more than the regularly scheduled maturities.

           During March 1997, Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of the Company, entered into two separate debt
        agreements.    KCC   converted  equipment  previously  rented   under
        operating leases into an  equipment note of approximately $13,000,000
        under  terms   similar  to   the  Company s  other   equipment  notes
        outstanding.    In  addition,  KCC obtained  an  $11,000,000  working
        capital loan, of which $7,000,000 was used to reduce the Company s outstanding revolving term bank line of credit during March 1997.



        Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

           Net revenue for the three months ended March 31, 1997, increased by 29 percent to $28,982,000 from $22,411,000 for the three months ended March 31, 1996. The increase is due primarily to the growth of the Company's utility contracting services ($6,323,000 increase in net revenue) and continued growth of the Company's solid waste management segment as it expands its operations in the Florida market ($914,000 increase in net revenue). This increase offsets certain decreases in the Company's remediation services ($386,000 decrease in net revenue) and abatement services ($317,000 decrease in net revenue).

           Outside services, which largely represent subcontractor costs, increased, as a percentage of net revenue, to 17 percent for the first quarter of 1997 from 10 percent for the same period in 1996. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a greater extent during 1997 than 1996 due to the specific contracts in progress and the associated work requirements.

           Cost of revenue earned, as a percentage of net revenue, for the first quarter of 1997 decreased to 83 percent from 92 percent for the same period in 1996. As a result, the gross profit for the first quarter of 1997 was $5,044,000 (17 percent of net revenue) compared to $1,796,000 (8 percent of net revenue) for the first quarter of 1996. The increase in the dollar amount and percentage of gross margin is primarily associated with the growth of the Company s utility contracting services ($3,216,000 increase in gross profit) and solid waste management services ($696,000 increase in gross profit). This increase offsets certain decreases in the Company s remediation services ($497,000 decrease in gross profit), industrial demolition services ($120,000 decrease in gross profit), and asbestos abatement services ($47,000 decrease in gross profit).

           During the three months ended March 31, 1997, selling, general and administrative expenses decreased to $3,297,000 (11 percent of net revenue) from $3,613,000 (16 percent of net revenue) for the three months ended March 31, 1996. The percentage decrease is primarily a result of the increase in revenue, which has provided a larger base for which to allocate these costs. The dollar decrease is also attributable to the Company s de-emphasis of operations in the northeast region, which resulted in a savings of approximately $428,000 between periods.



        Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS
                                     (Continued)

           Minority interest in net income of subsidiary was $5,000 for the three months ended March 31, 1997, compared to minority interest in net loss of subsidiary of $47,000 during the same period in 1996. The minority interest in net income (loss) of the subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The increase in TransCor's earnings between years is attributable to the higher profit margins earned on certain solid waste management services.

           Interest expense, net of interest income, increased to $829,000 during the three months ended March 31, 1997, compared to $495,000 for the three months ended March 31, 1996. During 1997 the Company discontinued recognition of interest income of approximately $151,000 on certain notes receivable from affiliates. The remainder of the increase is attributable to increases in average borrowings during the first quarter of 1997.

           As a result of the foregoing, income before provision for income taxes for the three months ended March 31, 1997, was $913,000 (3 percent of net revenue) compared to a loss before provision for income taxes of $2,265,000 (negative 10 percent of net revenue) during the same period in 1996.

           The Company's effective tax rate was 10.2 percent for the three months ended March 31, 1997, compared to a rate of 44.1 percent for 1996 tax benefits. The decrease in the effective tax rate was primarily due to the net operating loss generated by the Company during 1996 and the resulting tax benefits from credit and loss carryforwards. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2011; however, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of approximately $1,700,000 was recognized during 1996. Included in the tax benefit, the Company has approximately $836,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

           As a result of the foregoing, the Company incurred net income for the three months ended March 31, 1997, was $819,000 (3 percent of net revenue) as compared with net loss of $1,266,000 (negative 6 percent of net revenue) for the same period during 1996.



        Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES

           Cash used by operating activities was $5,737,000 and $1,377,000 during the three months ended March 31, 1996 and 1997, respectively. Cash provided by the Company s solid waste management services segment approximated $549,000 and $628,000 for the three months ended March 31, 1996 and 1997, respectively. Cash used by the Company s specialty contracting segment approximated $6,286,000 and $1,965,000, respectively. Cash was provided by the solid waste management services operations during the first quarter of 1997 at expected levels. Cash was used in the specialty contracting operations during the first quarter of 1997 due to the increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts associated with the increase in revenue. Cash was used in the specialty contracting operations during the first quarter of 1996 due to two significant contract losses, plus a significant reduction of accounts payable.

           The Company had capital expenditures during the three months ended March 31, 1996 and 1997 of $2,327,000 and $15,860,000, respectively.
        The 1997 capital expenditures were primarily related to the conversion of approximately $13,000,000 of construction equipment utilized in the Company s specialty contracting operations, which was previously rented under operating leases. Future capital expenditures will be financed by available cash resources, cash flow from operations, and available credit resources, as needed.

           During 1997 the Company generated cash from financing activities of $16,800,000, which was net of purchases on the open market of 21,599 shares of the Company s common stock for $77,000. Borrowings in 1997 related primarily to the conversion of approximately $13,000,000 of equipment previously rented under operating leases into a term note. This equipment note requires periodic payments through February 2004. In addition, on February 26, 1997, the Company, through its Kimmins Contracting Corp. subsidiary, entered into a credit agreement with a financial institution that provides for unrestricted borrowings up to $11,000,000, of which $7,000,000 was used to reduce the Company s outstanding revolving term bank line of credit during March 1997. Borrowings on this facility are due in February 1999.

           The Company s ratio of debt to equity was 2.22:1.00 and 3.02:1.00 at December 31, 1996, and March 31, 1997, respectively. The increase in debt is primarily due to the conversion of approximately $13,000,000 of equipment previously rented under operating leases into an equipment note and the use of a $11,000,000 credit facility as described above.



        Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES
                                     (continued)

           During the three months ended March 31, 1996 and 1997, the Company's average contract and trade receivables less retainage were outstanding for 76 and 53 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payables.

           The Company has a note receivable in an original amount of $3,638,696 from Sunshadow Apartments, Ltd., and Summerbreeze
        Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"). The note receivable bears interest at prime plus 2 percent, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. The Company did not receive any interest or principal payments during 1996 or 1997 relating to this note receivable, and management of the Company has discontinued recognition of interest income. Amounts due from the Apartments at December 31, 1996, and March 31, 1997, are approximately $3,851,000.

           At  December  31, 1996,  and March  31,  1997, $5,301,000,  of the
        combined accounts receivable - affiliates and note receivable - affiliates are due from affiliates of the Company's President. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

           The Company's current bonding coverage for non-environmental projects is $30 million for an individual project ($100 million aggregate). The Company has been able to obtain bonding coverage in amounts up to $8.5 million for environmental projects. However, the Company has experienced difficulties in obtaining bonding coverage for environmental projects in excess of this amount. Although each project has its own distinct and separate bond requirements, the Company may be unable to competitively bid on environmental projects that require a bond in excess of $8.5 million.



        Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES
                                     (continued)

        Forward-Looking Information

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

        Effect of Inflation

           Inflation has not  had, and is  not expected to  have, a  material
        impact upon the  Company s operations.   If inflation increases,  the
        Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.



                             PART II - OTHER INFORMATION

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



                                     KIMMINS CORP.




         Date:          May 14, 1997       By:  /s/Francis M. Williams
               --------------------------       ----------------------------
                                                Francis M. Williams
                                                President and Chief
                                                  Executive Officer


         Date:          May 14, 1997       By:  /s/Norman S. Dominiak
               --------------------------       ----------------------------
                                                Norman S. Dominiak
                                                Vice President and Chief
                                                  Financial Officer
                                                 (Principle Accounting and
                                                  Financial Officer)