Form 10-Q
period 1997-06-30
KIMMINS CORP/DE
filed 1997-08-13
CIK 811562

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

      [Mark One]
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended June 30, 1997

                                          OR

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ____________ to ____________.

                             Commission File No. 1-10489
                      __________________________________________

                                    KIMMINS CORP.
       ------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                      Delaware                        59-2763096
           ------------------------------- -------------------------------
              (State of incorporation)             (I.R.S. Employer
                                                Identification Number)

                   1501 Second Avenue, East, Tampa, Florida  33605
       ------------------------------------------------------------------------
      (Address of registrant's principal executive offices, including zip code)
                      __________________________________________

        (Registrant's telephone number, including area code):  (813) 248-3878

                                    Not applicable
       ------------------------------------------------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

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

      Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
      securities under a plan confirmed by a court.   Yes [ ]        No [ ]



                         Applicable Only to Corporate Issuers

                 The number of shares of Common Stock outstanding on
                        August 12, 1997, was 4,447,397 shares.

             The number of shares of Class B Common Stock outstanding on
                        August 12, 1997, was 2,291,569 shares.



                                    KIMMINS CORP.

                                      FORM 10-Q

                                        INDEX




                                                                         Page
                                                                        -------
      PART I.  FINANCIAL INFORMATION

               Item 1.   Consolidated balance sheets at December 31,
                         1996 and June 30, 1997 (unaudited) . . . . . . . 1 - 2

                         Consolidated statements of operations for the
                         three and six months ended June 30, 1996
                         and 1997 (unaudited) . . . . . . . . . . . . . . 3 - 4

                         Consolidated statements of cash flows for the
                         six months ended June 30, 1996 and 1997
                         (unaudited)  . . . . . . . . . . . . . . . . . . . . 5

                         Notes to consolidated financial statements . .  6 - 10

               Item 2.   Management's discussion and analysis of
                         financial condition and results of
                         operations . . . . . . . . . . . . . . . . .   11 - 15


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

                         Signatures . . . . . . . . . . . . . . . . . . . .  17



                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

                            PART I - FINANCIAL INFORMATION


      Item 1.  FINANCIAL STATEMENTS


                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS
                                        ASSETS


                                           December 31, 1996   June 30, 1997
                                           ----------------- -----------------
                                                                (unaudited)
      Current assets:
         Cash . . . . . . . . . . . . . .  $        968,638  $      1,657,044
         Accounts receivable:
           Contract and trade . . . . . .        20,060,169        22,556,834
           Affiliates . . . . . . . . . .         1,648,529         1,890,869
         Costs and estimated earnings in
          excess of billings on
          uncompleted contracts . . . . .        15,967,872        16,424,322
         Income tax refund receivable . .         1,199,775           872,494
         Deferred income tax  . . . . . .         1,499,329         1,499,329
         Other current assets . . . . . .           512,110           390,355
                                           ----------------- -----------------
            Total current assets  . . . .        41,856,422        45,291,247
                                           ----------------- -----------------

      Property and equipment, net . . . .        38,877,521        52,254,168
      Intangible assets . . . . . . . . .           898,853           651,525
      Accounts receivable - affiliates  .         1,450,716         1,450,716
      Note receivable - affiliate . . . .         3,850,727         3,850,727
      Investment in Cumberland
         Technologies, Inc. . . . . . . .         5,105,632         4,927,091
      Other assets  . . . . . . . . . . .         1,043,036         1,875,737
                                           ----------------- -----------------
                                           $     93,082,907  $    110,301,211
                                           ================= =================


                               See accompanying notes.



                                    KIMMINS CORP.
                             CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                           December 31, 1996   June 30, 1997
                                           ----------------- -----------------
                                                                (unaudited)
      Current liabilities:

         Accounts payable - trade . . . .  $     19,169,607  $     16,419,965
         Accrued expenses . . . . . . . .         8,072,187         9,467,856
         Billings in excess of costs and
          estimated earnings on
          uncompleted contracts . . . . .           752,287         2,224,868
         Current portion of long-term
          debt  . . . . . . . . . . . . .         7,794,848        10,851,813
         Current portion of Employee Stock
          Ownership Plan Trust debt . . .           480,000           480,000
                                           ----------------- -----------------
          Total current liabilities . . .        36,268,929        39,444,502
                                           ----------------- -----------------
      Long-term debt  . . . . . . . . . .        29,920,396        42,569,824
      Employee Stock Ownership Plan
         Trust debt . . . . . . . . . . .         1,440,000         1,200,000
      Deferred income taxes . . . . . . .         4,159,605         4,159,605
      Minority interest in subsidiary . .         3,440,681         3,405,782
      Commitments and contingencies . . .             -                 -

      Stockholders' equity:
         Preferred stock, $.001 par value;
          1,000,000 shares authorized,
          none issued and outstanding   .             -                 -
         Common stock, $.001 par value;
          32,500,000 shares authorized;
          4,447,397 shares issued and
          outstanding . . . . . . . . . .             4,447             4,447
         Class B common stock, $.001 par
          value; 10,000,000 shares
          authorized; 2,291,569 shares
          issued and outstanding  . . . .             2,292             2,292
         Capital in excess of par value .        18,730,173        18,730,173
         Retained earnings  . . . . . . .         1,228,167         2,923,700
         Unearned employee compensation
          from Employee Stock Ownership
          Plan Trust  . . . . . . . . . .        (1,800,000)       (1,560,000)
                                           ----------------- -----------------
         Less treasury stock, at cost            18,165,079        20,100,612
          (73,828 and 150,428 shares at
          December 31, 1996, and June 30,
          1997, respectively) . . . . . .          (311,783)         (579,114)
                                           ----------------- -----------------
             Total stockholders' equity .        17,853,296        19,521,498
                                           ----------------- -----------------
                                           $     93,082,907  $    110,301,211
                                           ================= =================
                               See accompanying notes.



                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three months ended June 30,
                                           -----------------------------------
                                                 1996               1997
                                           ----------------- -----------------
                                               (unaudited)       (unaudited)
      Revenue:
         Gross revenue  . . . . . . . . .  $     27,374,204  $     37,036,458
         Outside services, at cost  . . .        (2,291,739)       (5,753,102)
                                           ----------------- -----------------
         Net revenue  . . . . . . . . . .        25,082,465        31,283,356

      Costs and expenses:
         Cost of revenue earned . . . . .        20,315,712        25,742,580
         Selling, general and
          administrative expenses . . . .         3,796,997         3,386,483
                                           ----------------- -----------------

      Operating income  . . . . . . . . .           969,756         2,154,293

      Minority interest in net (income)
         loss of subsidiary . . . . . . .           (33,436)           40,224

      Interest expense, net . . . . . . .          (550,764)       (1,201,514)
                                           ----------------- -----------------

      Income before provision for income
         taxes  . . . . . . . . . . . . .           385,556           993,003

      Provision for income taxes  . . . .           158,014           116,821
                                           ----------------- -----------------

      Net income  . . . . . . . . . . . .  $        227,542  $        876,182
                                           ================= =================

      Per Share Data:

      Income per share  . . . . . . . . .  $            .05  $            .20
                                           ================= =================

      Weighted average number of
         shares outstanding used in
         computation  . . . . . . . . . .         4,444,782         4,322,134
                                           ================= =================


                               See accompanying notes.



                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Six months ended June 30,
                                           -----------------------------------
                                                 1996               1997
                                           ----------------- -----------------
                                               (unaudited)       (unaudited)
      Revenue:
         Gross revenue  . . . . . . . . .  $     52,084,349  $     70,886,836
         Outside services, at cost  . . .        (4,590,742)      (10,621,506)
                                           ----------------- -----------------
         Net revenue  . . . . . . . . . .        47,493,607        60,265,330

      Costs and expenses:
         Cost of revenue earned . . . . .        40,930,446        49,680,523
         Selling, general and
          administrative expenses . . . .         7,409,827         6,747,679
                                           ----------------- -----------------

      Operating income (loss) . . . . . .          (846,666)        3,837,128

      Minority interest in net loss of
         subsidiary . . . . . . . . . . .            13,454            34,899

      Interest expense, net . . . . . . .        (1,046,022)       (1,966,327)
                                           ----------------- -----------------

      Income (loss) before provision for
         income taxes (benefit) . . . . .        (1,879,234)        1,905,700

      Provision for income taxes
         (benefit)  . . . . . . . . . . .          (840,614)          210,167
                                           ----------------- -----------------
      Net income (loss) . . . . . . . . .  $     (1,038,620) $      1,695,533
                                           ================= =================

      Per Share Data:

      Income (loss) per share . . . . . .  $           (.23) $            .39
                                           ================= =================

      Weighted average number of shares
         outstanding used in
         computation  . . . . . . . . . .         4,445,746         4,340,350
                                           ================= =================

                               See accompanying notes.



                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Six months ended June 30,
                                           -----------------------------------
                                                 1996               1997
                                           ----------------- -----------------
                                              (unaudited)       (unaudited)
      Cash flows from operating
       activities:
         Net income (loss)  . . . . . .    $     (1,038,620) $      1,695,533
         Adjustments to reconcile net
          income (loss) to net cash
          provided (used) by operating
          activities:
             Depreciation and
               amortization . . . . . . .         2,630,909         4,196,391
             Minority interest in net
               loss of subsidiary . . . .           (13,454)          (34,899)
             (Gain) loss on disposal of
               property and equipment . .            58,403          (343,382)
             Accrued interest on term
               note . . . . . . . . . . .          (244,944)            -
             Equity in losses of
               investment . . . . . . . .             -                96,125
             Unearned employee
               compensation from Employee
               Stock Ownership Plan Trust           227,082           240,000
             Changes in operating assets
               and liabilities:
                  Accounts receivable . .           838,959        (3,648,898)
                  Costs and estimated
                    earnings in excess
                    of billings on
                    uncompleted
                    contracts . . . . . .           607,502           453,443
                  Income tax refund
                    receivable  . . . . .          (224,060)          327,281
                  Other assets  . . . . .        (1,475,948)         (811,981)
                  Accounts payable  . . .        (3,878,634)       (2,749,642)
                  Accrued expenses  . . .          (165,474)        1,395,669
                  Billings in excess of
                    costs and estimated
                    earnings on
                    uncompleted contracts           (83,110)        1,472,581
                                           ----------------- -----------------
         Total adjustments  . . . . . . .        (1,722,769)          592,688
                                           ----------------- -----------------
      Net cash provided (used) by
         operating activities . . . . . .        (2,761,389)        2,288,221
                                           ----------------- -----------------


                               See accompanying notes.



                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)

                                                Six months ended June 30,
                                           -----------------------------------
                                                 1996               1997
                                           ----------------- -----------------
                                              (unaudited)       (unaudited)
      Cash flows from investing
       activities:
         Capital expenditures . . . . . .  $     (3,578,674) $    (17,939,808)
         Proceeds from sale of property
            and equipment . . . . . . . .           183,583         1,140,931
      Net cash used by investing           ----------------- -----------------
         activities . . . . . . . . . . .        (3,395,091)      (16,798,877)
                                           ----------------- -----------------
      Cash flows from financing
       activities:
         Proceeds from long-term debt . .         9,587,467        28,224,521
         Repayments of long-term debt . .        (4,009,207)      (12,518,128)
         Repayments of Employee Stock
          Ownership Plan Trust debt . . .          (360,000)         (240,000)
         Purchase of treasury stock . . .           (13,730)         (267,331)
      Net cash provided by financing       ----------------- -----------------
         activities . . . . . . . . . . .         5,204,530        15,199,062
                                           ----------------- -----------------
      Net increase (decrease) in cash . .          (951,950)          688,406
      Cash, beginning of period . . . . .         1,160,463           968,638
                                           ----------------- -----------------
      Cash, end of period . . . . . . . .  $        208,513  $      1,657,044
                                           ================= =================


                               See accompanying notes.



                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization and summary of significant accounting policies

          Organization. Kimmins Corp. and its subsidiaries (collectively, the "Company") operate two business segments: specialty contracting services and solid waste management services. The Company provides specialty contracting services, including infrastructure development; underground construction; road work; demolition and dismantling of facilities; and asbestos abatement. The Company provides solid waste management services to commercial, industrial, residential and, municipal customers in the state of Florida.

          Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1996, included in the Company's Form 10-K dated December 31, 1996, as filed with the United States Securities and Exchange Commission.

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

          Intangible assets. Intangible assets consist principally of the excess of costs over fair market value of the net assets of the acquired solid waste management business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years. Amortization expense was approximately $56,000 and $247,000 for the six months ended June 30, 1996 and 1997, respectively. Accumulated amortization was approximately $191,000 and $438,000 at December 31, 1996 and June 30, 1997,
      respectively.



                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization   and  summary   of   significant  accounting   policies
          (continued)

          Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1995 and 1996, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $59,000 and $101,000 for the six months ended June 30 1996 and 1997, respectively. Accumulated amortization was $637,000 and $738,000 at December 31, 1996, and June 30, 1997, respectively.

          Investments.    The Company's  30  percent  investment in  Cumberland
      Technologies, Inc. ("Cumberland") is accounted for using the equity method of accounting.

      2.  Costs and estimated earnings on uncompleted contracts

                                             December 31,         June 30,
                                                  1996              1997
                                           ----------------- -----------------
                                                                (unaudited)
          Expenditures on uncompleted
             contracts  . . . . . . . . .  $     76,218,248  $    105,626,198
          Estimated earnings on
             uncompleted contracts  . . .         4,490,748        11,758,938
                                           ----------------- -----------------
          Less actual and allowable              80,708,996       117,385,136
             billings on uncompleted
             contracts  . . . . . . . . .        65,493,411       103,185,682
                                           ----------------- -----------------
                                           $     15,215,585  $     14,199,454
                                           ================= =================
          Costs and estimated earnings in
             excess of billings on
             uncompleted contracts  . . .  $     15,967,872  $     16,424,322
          Billings in excess of costs and
             estimated earnings on
             uncompleted contracts  . . .          (752,287)       (2,224,868)
                                           ----------------- -----------------
                                           $     15,215,585  $     14,199,454
                                           ================= =================



                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      2.  Costs and estimated earnings on uncompleted contracts (continued)

          As of December 31, 1996, and June 30, 1997, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of $8,950,000 and $9,139,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year.

      3.  Property and equipment, net

                                             December 31,         June 30,
                                                  1996              1997
                                           ----------------- -----------------
                                                                (unaudited)

          Land  . . . . . . . . . . . . .  $      5,622,769  $      5,753,712
          Buildings and improvements  . .         7,909,361         7,929,056
          Construction and recycling
             equipment  . . . . . . . . .        47,143,128        63,250,535
          Furniture and fixtures  . . . .         1,508,105         1,538,048
          Construction in progress  . . .            33,463           184,384
                                           ----------------- -----------------
                                                 62,216,826        78,655,735
          Less accumulated depreciation .       (23,339,305)      (26,401,567)
                                           ----------------- -----------------
                                           $     38,877,521  $     52,254,168
                                           ================= =================

          Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to thirty years. Depreciation expense was $2,515,000 and $3,766,000 for the six months ended June 30, 1996 and 1997, respectively.



                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      4.  Investment in Cumberland Technologies, Inc.

          On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock of Cumberland in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. At August 12, 1997, the market value of the Cumberland common stock held by the Company was approximately $4,308,000.

          The following is a summary of the financial position at June 30, 1997, and results of operations of Cumberland for the six-month period ending June 30, 1997:
                                                                  June 30,
                                                                    1997
                                                             -----------------
                                                                (unaudited)

          Cash and cash equivalents . . . . . . . . . . . .  $        791,000
          Investments . . . . . . . . . . . . . . . . . . .         6,000,000
          Accounts receivable - trade, net  . . . . . . . .         1,276,000
          Intangibles . . . . . . . . . . . . . . . . . . .         1,818,000
          Other . . . . . . . . . . . . . . . . . . . . . .         3,093,000
                                                             -----------------
             Total assets . . . . . . . . . . . . . . . . .  $     12,978,000
                                                             =================

          Policy liabilities and accruals . . . . . . . . .  $      5,088,000
          Long-term debt  . . . . . . . . . . . . . . . . .         1,479,000
          Other . . . . . . . . . . . . . . . . . . . . . .           930,000
                                                             -----------------
             Total liabilities  . . . . . . . . . . . . . .         7,497,000
          Stockholders' equity  . . . . . . . . . . . . . .         5,481,000
                                                             -----------------
             Total liabilities and stockholders' equity . .  $     12,978,000
                                                             =================

          Cumberland's operating results included revenue of $3,038,000 and a net loss of $320,000 during the six-month period ending June 30, 1997. The Company's equity in this net loss amounted to approximately $96,000. In addition, approximately $82,000 of amortization expense was recorded by the Company related to the investment during the six months ended June 30, 1997. Accumulated amortization was approximately $27,000 and $109,000 at December 31, 1996, and June 30, 1997, respectively.



                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      5.  Long-term debt

                                             December 31,         June 30,
                                                 1996               1997
                                           ----------------- -----------------
                                                                (unaudited)

          Notes payable, principal and
          interest payable in monthly
          installments through March 1,
          2003, interest at varying rates
          up to 10 percent, collateralized
          by equipment  . . . . . . . . .  $     19,548,486  $     34,093,790

          Revolving term bank line of
          credit, $5,650,000 $12,390,000
          during 1996) maximum, due July
          31, 1999, interest payable
          monthly at lender's base rate
          plus .5 percent, permanent
          quarterly principal reductions
          of $250,000 begin on July 1,
          1997  . . . . . . . . . . . . .        11,190,002         2,969,602

          Revolving term line of credit,
          $11,000,000 (none during 1996)
          maximum, due February 26, 1999,
          interest payable monthly at
          lender's base rate of LIBOR plus
          2.5 percent, collateralized by
          equipment . . . . . . . . . . .             -             9,500,000

          Mortgage notes, principal and
          interest payable in monthly
          installments through January 1,
          2012, interest at varying rates
          up to prime plus 1.75 percent,
          collateralized by land and              6,976,756         6,858,245
          buildings . . . . . . . . . . .  ----------------- -----------------
                                                 37,715,244        53,421,637
          Less current portion  . . . . .         7,794,848        10,851,813
                                           ----------------- -----------------
                                           $     29,920,396  $     42,569,824
                                           ================= =================

          At June 30, 1997, there was approximately $2,680,000 of borrowings available under the revolving term bank line of credit. The Company was also contingently liable for letters of credit in the amount of approximately $1,800,000 at June 30, 1997.



                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      5.  Long-term debt (continued)

          The revolving term bank line of $2,970,000 and the letter of credit facility of $1,800,000 are secured by a pledge of all of the stock of the Company's subsidiaries, the investment in Cumberland, and substantially all of the assets of Kimmins. The use of funds under these lines is limited among certain subsidiaries, and repayment is guaranteed by Cumberland.

          The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000. In addition, the covenants prohibit the ability, without lender approval, of the Company to pay dividends. As of June 30, 1997, the Company was in compliance with all loan covenants. The Company may be required to obtain similar waivers for certain covenants in 1997, and the Company has a representation from Mr. Francis M. Williams should waivers not be obtained and the lender accelerates the maturities of the Revolving Term Bank Line of Credit and the Mortgage Note on the corporate office. This representation provides that Mr. Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the Company is not required to pay any principal payments during 1997 more than the regularly scheduled maturities.

          During March 1997, Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of the Company, entered into two separate debt agreements. KCC converted equipment previously rented under operating leases into an equipment note of approximately $13,000,000 under terms similar to the Company's other equipment notes outstanding. In addition, KCC obtained an $11,000,000 working capital loan, of which $7,000,000 was used to reduce the Company's outstanding revolving term bank line of credit during March 1997.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

               Comparison of Three Months Ended June 30, 1997 and 1996

          Net revenue for the three months ended June 30, 1997, increased by 25 percent to $31,283,000 from $25,082,000 for the three months ended June 30, 1996. The increase is due primarily to the growth of the Company's utility contracting services ($7,480,000 increase in net revenue) and continued growth of the Company's solid waste management segment as it expands its operations in the Florida market ($464,000 increase in net revenue). These increases offset a decrease in the Company's remediation services ($2,042,000 decrease in net revenue).

          Outside services, which largely represent subcontractor costs, increased, as a percentage of net revenue, to 18 percent for the three months ended June 30, 1997, from 9 percent for the same period in 1996. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a greater extent during 1997 than 1996 due to the specific contracts in progress and the associated work requirements.

          Cost of revenue earned, as a percentage of net revenue, for the three months ended June 30, 1997, increased slightly to 82 percent from 81 percent for the same period in 1996. As a result, the gross profit for the three months ended June 30, 1997, was $5,541,000 (18 percent of net revenue) compared to $4,767,000 (19 percent of net revenue) for the three months ended June 30, 1996. The dollar increase in the gross profit primarily associated with the growth of the Company's utility contracting services ($1,876,000 increase in gross profit) and asbestos abatement services ($158,000 increase in gross profit). This increase offsets certain decreases in the Company's remediation services ($473,000 decrease in gross profit), industrial demolition services ($306,000 decrease in gross profit), and solid waste management services ($281,000 decrease in gross profit).

          During the three months ended June 30, 1997, selling, general and administrative expenses decreased to $3,386,000 (11 percent of net revenue) from $3,797,000 (15 percent of net revenue) for the three months ended June 30, 1996. The percentage decrease is primarily a result of the increase in revenue, which has provided a larger base for which to allocate these costs. The decrease is also attributable to the Company's de-emphasis of operations in the northeast region, which resulted in a
      savings of approximately $442,000 between periods.    In        addition,
      selling, general and administrative expenses were offset by a gain of approximately $368,000 due to a sale by TransCor of certain vehicles, waste containers, and equipment during the three months ended June 30, 1997. These assets were primarily utilized in TransCor's commercial and residential solid waste collection services.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

         Comparison of Three Months Ended June 30, 1997 and 1996 (continued)

          Minority interest in net loss of subsidiary was $40,000 for the three months ended June 30, 1997, compared to a minority interest in net income of subsidiary of $33,000 during the same period in 1996. The minority interest in net income or loss of the subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The decrease in TransCor's earnings between periods is attributable to a decrease in profit margins earned on certain solid waste management services.

          Interest expense, net of interest income, increased to $1,202,000 during the three months ended June 30, 1997, compared to $551,000 for the three months ended June 30, 1996. During 1997 the Company discontinued recognition of interest income of approximately $155,000 on certain notes receivable from affiliates. The remainder of the increase is attributable to increases in average borrowings during the three months ended June 30, 1997.

          As a result of the foregoing, income before provision for income taxes for the three months ended June 30, 1997, was $993,000 (3 percent of net revenue) compared to $386,000 (2 percent of net revenue) during the same period in 1996.

          The Company's effective tax rate was 11.7 percent for the three months ended June 30, 1997, compared to a rate of 40.9 percent for 1996 tax benefits. The decrease in the effective tax rate was primarily due to the net operating loss generated by the Company during 1996 and the resulting tax benefits from credit and loss carryforwards. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2011; however, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of approximately $1,700,000 was recognized during 1996. Included in the tax benefit, the Company has approximately $836,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

          As a result of the foregoing, the Company reported net income for the three months ended June 30, 1997, of $876,000 (3 percent of net revenue) as compared to net income of $228,000 (1 percent of net revenue) for the same period during 1996.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

                Comparison of Six Months Ended June 30, 1997 and 1996

          Net revenue for the six months ended June 30, 1997, increased by 27 percent to $60,265,000 from $47,494,000 for the six months ended June 30, 1996. The increase is due primarily to the growth of the Company's utility contracting services ($13,803,000 increase in net revenue) and continued growth of the Company's solid waste management segment as it expands its operations in the Florida market ($1,377,000 increase in net revenue). This increase offsets certain decreases in the Company's remediation services ($2,427,000 decrease in net revenue) and abatement services ($29,000 decrease in net revenue).

          Outside services, which largely represent subcontractor costs, increased, as a percentage of net revenue, to 18 percent for the six months ended June 30, 1997, from 10 percent for the same period in 1996. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a greater extent during 1997 than 1996 due to the specific contracts in progress and the associated work requirements.

          Cost of revenue earned, as a percentage of net revenue, for the six months ended June 30, 1997, decreased to 82 percent from 86 percent for the same period in 1996. As a result, the gross profit for the six months ended June 30, 1997, was $10,585,000 (18 percent of net revenue) compared to $6,563,000 (14 percent of net revenue) for the six months ended June 30, 1996. The increase in the dollar amount and percentage of gross margin is primarily associated with the growth of the Company's utility contracting services ($5,092,000 increase in gross profit) and solid waste management services ($415,000 increase in gross profit). This increase offsets certain decreases in the Company's remediation services ($971,000 decrease in gross profit), industrial demolition services
      ($426,000 decrease in gross profit), and asbestos abatement services ($89,000 decrease in gross profit).

          During the six months ended June 30, 1997, selling, general and administrative expenses decreased to $6,748,000 (11 percent of net revenue) from $7,410,000 (16 percent of net revenue) for the six months ended June 30, 1996. The percentage decrease is primarily a result of the increase in revenue, which has provided a larger base for which to allocate these costs. The decrease is also attributable to the Company's de-emphasis of operations in the northeast region, which resulted in a savings of approximately $871,000 between periods. In addition, selling, general and administrative expenses were offset by a gain of approximately $355,000 due to a sale by TransCor of certain vehicles, waste containers, and equipment during the six months ended June 30, 1997. These assets were primarily utilized in TransCor's commercial and residential solid waste collection services.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

          Comparison of Six Months Ended June 30, 1997 and 1996 (continued)

          Minority interest in net loss of subsidiary was $35,000 for the six months ended June 30, 1997, compared to $13,000 during the same period in 1996. The minority interest in net loss of the subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The decrease in TransCor's earnings between years is attributable to the lower profit margins earned on certain solid waste management services.

          Interest expense, net of interest income, increased to $1,966,000 during the six months ended June 30, 1997, compared to $1,046,000 for the six months ended June 30, 1996. During 1997 the Company discontinued recognition of interest income of approximately $307,000 on certain notes receivable from affiliates. The remainder of the increase is attributable to increases in average borrowings during the six months ended June 30, 1997.

          As a result of the foregoing, income before provision for income taxes for the six months ended June 30, 1997, was $1,906,000 (3 percent of net revenue) compared to a loss before provision for income taxes of $1,879,000 (negative 4 percent of net revenue) during the same period in 1996.

          The Company's effective tax rate was 11.0 percent for the six months ended June 30, 1997, compared to a rate of 44.7 percent for 1996 tax benefits. The decrease in the effective tax rate was primarily due to the net operating loss generated by the Company during 1996 and the resulting tax benefits from credit and loss carryforwards. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2011; however, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of approximately $1,700,000 was recognized during 1996. Included in the tax benefit, the Company has approximately $836,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

          As a result of the foregoing, the Company reported net income for the six months ended June 30, 1997, of $1,696,000 (3 percent of net revenue) as compared with a net loss of $1,039,000 (negative 2 percent of net revenue) for the same period during 1996.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Liquidity and Capital Resources

          Cash used by operating activities was $2,761,000 during the six months ended June 30, 1996, compared to cash provided by operating activities was $2,288,000 during the six months ended June 30, 1997. - Cash provided by the Company's solid waste management services segment approximated $1,362,000 and $277,000 for the six months June 30, 1996 and 1997, respectively. Cash provided (used) by the Company's specialty contracting segment approximated ($4,123,000) and $2,021,000, respectively. Cash was provided by the solid waste management services operations during the first half of 1997 at expected levels. Cash was provided by the specialty contracting operations during the first half of 1997 at expected levels. Cash was used in the specialty contracting operations during the first half of 1996 due to two significant contract losses, plus a significant reduction of accounts payable.

          The Company had capital expenditures during the six months ended June 30, 1996 and 1997 of $3,579,000 and $17,940,000, respectively. The 1997 capital expenditures were primarily related to the conversion of approximately $13,000,000 of construction equipment utilized in the Company's specialty contracting operations, which was previously rented under operating leases. Future capital expenditures will be financed by available cash resources, cash flow from operations, and available credit resources, as needed.

          During 1997 the Company generated cash from financing activities of $15,199,000, which was net of purchases on the open market of 76,600 shares of the Company's common stock for $267,000. Borrowings in 1997 related primarily to the conversion of approximately $13,000,000 of equipment previously rented under operating leases into a term note. This equipment note requires periodic payments through February 2004. In addition, on February 26, 1997, the Company, through its Kimmins Contracting Corp. subsidiary, entered into a credit agreement with a financial institution that provides for unrestricted borrowings up to $11,000,000, of which $7,000,000 was used to reduce the Company's outstanding revolving term bank line of credit during March 1997. Borrowings on this facility are due in February 1999.

          The Company's ratio of debt to equity was 2.22:1.00 and 2.82:1.00 at December 31, 1996, and June 30, 1997, respectively. The increase in debt is primarily due to the conversion of approximately $13,000,000 of equipment previously rented under operating leases into an equipment note and the use of a $11,000,000 credit facility as described above.

          During the six months ended June 30, 1996 and 1997, the Company's average contract and trade receivables less retainage were outstanding for 34 and 24 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payables.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Liquidity and Capital Resources (continued)

          The Company has a note receivable in an original amount of $3,638,696 from Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"). The note receivable bears interest at prime plus 2 percent, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. The Company did not receive any interest or principal payments during 1996 or 1997 relating to this note receivable, and management of the Company has discontinued recognition of interest income. Amounts due from the Apartments at December 31, 1996, and June 30, 1997, are approximately $3,851,000.

          At December 31, 1996, and June 30, 1997, $5,301,000, of the combined accounts receivable - affiliates and note receivable - affiliates are due from affiliates of the Company's President. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

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

      Forward-Looking Information

          The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that reflect management's current views with respect to future events and financial performance. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, economic conditions, competitive factors, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

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


                                        KIMMINS CORP.




      Date:      August 12, 1997         By: /s/ Francis M. Williams

            ----------------------           ------------------------
                                            Francis M. Williams
                                             President and
                                            Chief Executive Officer
                                            (Principle Executive Officer)


      Date:      August 12, 1997         By: /s/ Norman S. Dominiak
            ----------------------           ------------------------
                                            Norman S. Dominiak
                                             Vice President and
                                            Chief Financial Officer
                                            (Principle Accounting and
                                              Financial Officer)