Form 10-Q
period 1997-09-30
KIMMINS CORP/DE
filed 1997-11-14
CIK 811562

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                        --------------------------------------
                                      FORM 10-Q

      [Mark One]
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1997

                                          OR

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ____________ to ____________.

                              Commission File No.1-10489
                        --------------------------------------
                                    KIMMINS CORP.
                        --------------------------------------
                (Exact name of registrant as specified in its charter)


                      Delaware                        59-2763096
          -------------------------------- --------------------------------
              (State of incorporation)            (I.R.S. Employer
                                                Identification Number)

                   1501 Second Avenue, East, Tampa, Florida  33605
                        --------------------------------------
                (Address of registrant's principal executive offices,
                                 including zip code)
                        --------------------------------------

        (Registrant's telephone number, including area code):  (813) 248-3878

                                    Not applicable
                 ----------------------------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

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

      Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
      securities under a plan confirmed by a court.   Yes [X]        No [ ]



                         Applicable Only to Corporate Issuers

      The number of shares of Common Stock outstanding on November 4, 1997, was 4,296,969 shares.

      The number of shares of Class B Common Stock outstanding on November 4, 1997, was 2,291,569 shares.



                                    KIMMINS CORP.

                                      FORM 10-Q

                                        INDEX


                                                                          PAGE
                                                                         ------
      PART I.  FINANCIAL INFORMATION

               Item 1.   Consolidated balance sheets at
                           December 31, 1996 and September 30, 1997
                           (unaudited)  . . . . . . . . . . . . . . . . . 1 - 3

                         Consolidated statements of operations for
                           the three and nine months ended
                           September 30, 1996 and 1997 (unaudited)  . . . 4 - 5

                         Consolidated statements of cash flows
                           for the nine months
                           ended September 30, 1996 and 1997
                           (unaudited)  . . . . . . . . . . . . . . . . . 6 - 7

                         Notes to consolidated financial statements . .  8 - 15

               Item 2.   Management's discussion and
                           analysis of financial condition
                           and results of operations  . . . . . . . . . 15 - 23

               Item 3.   Qualitative and quantitative disclosures
                            about market risk . . . . . . . . . . . . . . .  23


      PART II. OTHER INFORMATION

               Item 1.   Legal proceedings  . . . . . . . . . . . . . . . .  24

               Item 2.   Changes in securities  . . . . . . . . . . . . . .  24

               Item 3.   Defaults upon senior securities  . . . . . . . . .  24

               Item 4.   Submission of matters to a vote of security
                            holders . . . . . . . . . . . . . . . . . . . .  24

               Item 5.   Other information  . . . . . . . . . . . . . . . .  24

               Item 6.   Exhibits and reports on Form 8-K . . . . . . . . .  24

               Signatures   . . . . . . . . . . . . . . . . . . . . . . . .  25




                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION

      Item 1.   FINANCIAL STATEMENTS

                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                               December 31,     September 30,
                                                    1996             1997
                                              ---------------- ----------------
                                                                 (unaudited)
      Current assets:
        Cash  . . . . . . . . . . . . . . . . $       968,638  $     1,614,194
        Accounts receivable:
          Contract and trade  . . . . . . . .      20,060,169       24,857,501
          Affiliates  . . . . . . . . . . .         1,648,529        1,905,692
        Costs and estimated earnings in
          excess of billings on
          uncompleted contracts   . . . . . .      15,967,872       16,865,323
        Income tax refund receivable  . . . .       1,199,775          820,637
        Deferred income tax . . . . . . . . .       1,499,329        1,499,329
        Other current assets  . . . . . . . .         512,110          597,585
                                              ---------------- ----------------
          Total current assets  . . . . . . .      41,856,422       48,160,261
                                              ---------------- ----------------

      Property and equipment, net . . . . . .      38,877,521       53,982,326
      Intangible assets . . . . . . . . . . .         898,853          629,250
      Accounts receivable - affiliates  . . .       1,450,716        1,450,716
      Note receivable - affiliate . . . . . .       3,850,727        3,850,727
      Investment in Cumberland
        Technologies, Inc.  . . . . . . . . .       5,105,632        4,933,656
      Other assets  . . . . . . . . . . . . .       1,043,036        1,579,185
                                              ---------------- ----------------
                                              $    93,082,907  $   114,586,121
                                              ================ ================

                               See accompanying notes.




                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS
                                     (continued)

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                December 31,     September 30,
                                                     1996             1997
                                              ---------------- ----------------
                                                                  (unaudited)
      Current liabilities:
        Accounts payable - trade  . . . . . . $    19,169,607  $    19,010,418
        Accrued expenses  . . . . . . . . . .       8,072,187        8,700,855
        Billings in excess of costs and
          estimated earnings on
           uncompleted contracts  . . . . . .         752,287          454,936
        Current portion of
          long-term debt  . . . . . . . . . .       7,794,848       13,401,734
        Current portion of Employee Stock
          Ownership Plan Trust debt   . . . .         480,000          480,000
                                              ---------------- ----------------
              Total current liabilities . . .      36,268,929       42,047,943
                                              ---------------- ----------------

      Long-term debt  . . . . . . . . . . . .      29,920,396       43,851,020
      Employee Stock Ownership
        Plan Trust debt . . . . . . . . . . .       1,440,000        1,080,000
      Deferred income taxes . . . . . . . . .       4,159,605        4,159,605
      Minority interest in subsidiary . . . .       3,440,681        3,059,328
      Commitments and contingencies . . . . .           -                -

                               See accompanying notes.




                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS
                                     (continued)

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                     (continued)


                                                December 31,     September 30,
                                                     1996             1997
                                              ---------------- ----------------
                                                                  (unaudited)
      Stockholders' equity:
        Preferred stock, $.001 par value;
          1,000,000 shares authorized, none
          issued and outstanding    . . . . .           -                -
        Common stock, $.001 par value;
          32,500,000 shares authorized;
          4,447,397 shares issued and
          4,296,969 outstanding   . . . . .             4,447            4,447
        Class B common stock, $.001 par
          value; 10,000,000 shares
          authorized; 2,291,569 shares
          issued and outstanding  . . . . . .           2,292            2,292
        Capital in excess of par value  . . .      18,730,173       18,730,173
        Retained earnings . . . . . . . . . .       1,228,167        3,670,427
        Unearned employee compensation from
          Employee Stock Ownership
          Plan Trust  . . . . . . . . . . . .      (1,800,000)      (1,440,000)
                                              ---------------- ----------------
                                                   18,165,079       20,967,339
         Less treasury stock at cost
          (73,828 and 150,428 shares at
          December 31, 1996, and September
          30, 1997, respectively)   . . . . .        (311,783)        (579,114)
                                              ---------------- ----------------
              Total stockholders equity . . .      17,853,296       20,388,225
                                              ---------------- ----------------
                                              $    93,082,907  $   114,586,121
                                              ================ ================

                               See accompanying notes.




                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three months ended September 30,
                                              ---------------------------------
                                                     1996             1997
                                              ---------------- ----------------
                                                (unaudited)      (unaudited)
      Revenue:
        Gross revenue . . . . . . . . . . . . $    33,758,177  $    39,453,935
        Outside services, at cost . . . . . .      (4,532,085)      (6,195,317)
                                              ---------------- ----------------
        Net revenue . . . . . . . . . . . . .      29,226,092       33,258,618

      Costs and expenses:
        Cost of revenue earned  . . . . . . .      25,918,978       27,702,608
        Selling, general and
          administrative expenses   . . . . .       3,664,664        3,935,885
                                              ---------------- ----------------

      Operating income (loss) . . . . . . .          (357,550)       1,620,125

      Minority interest in net (income)
        loss of subsidiary  . . . . . . . . .         (15,332)         346,454

      Interest expense, net . . . . . . . . .        (597,478)      (1,163,051)
                                              ---------------- ----------------

      Income (loss) before provision for
        income taxes  . . . . . . . . . . . .        (970,360)         803,528

      Provision for income taxes
        (benefit) . . . . . . . . . . . . .          (440,250)         (56,801)
                                              ---------------- ----------------

      Net income (loss) . . . . . . . . . . . $      (530,110) $       746,727
                                              ================ ================

      Per Share Data:

      Income (loss) per share . . . . . . . . $          (.12) $           .17
                                              ================ ================

      Weighted average number of shares
        outstanding used in
        computation . . . . . . . . . . . . .       4,415,964        4,296,969
                                              ================ ================

                               See accompanying notes.




                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Nine months ended September 30,
                                              ---------------------------------
                                                     1996             1997
                                              ---------------- ----------------
                                                 (unaudited)      (unaudited)
      Revenue:
        Gross revenue . . . . . . . . . . . . $    85,842,526  $   110,340,771
        Outside services, at cost . . . . . .      (9,122,827)     (16,816,823)
                                              ---------------- ----------------
        Net revenue . . . . . . . . . . . . .      76,719,699       93,523,948

      Costs and expenses:
        Cost of revenue earned  . . . . . . .      66,849,424       77,383,131
        Selling, general and
          administrative expenses   . . . . .      11,074,491       10,683,564
                                              ---------------- ----------------

      Operating income (loss) . . . . . . .        (1,204,216)       5,457,253

      Minority interest in net (income)
        loss of subsidiary  . . . . . . . . .          (1,878)         381,353

      Interest expense, net . . . . . . . . .      (1,643,500)      (3,129,378)
                                              ---------------- ----------------

      Income (loss) before provision for
        income taxes  . . . . . . . . . . . .      (2,849,594)       2,709,228

      Provision for income taxes
        (benefit) . . . . . . . . . . . . .        (1,280,864)         266,968
                                              ---------------- ----------------

      Net income (loss) . . . . . . . . . .   $    (1,568,730) $     2,442,260
                                              ================ ================

      Per Share Data:

      Income (loss) per share . . . . . . . . $          (.35) $           .56
                                              ================ ================

      Weighted average number of shares
        outstanding used in
        computation . . . . . . . . . . . . .       4,434,838        4,325,731
                                              ================ ================

                               See accompanying notes.




                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH


                                                Nine months ended September 30,
                                              ---------------------------------
                                                     1996             1997
                                              ---------------- ----------------
                                                (unaudited)      (unaudited)
      Cash flows from operating activities:
        Net income (loss) . . . . . . . . .   $    (1,568,730) $     2,442,260
        Adjustments to reconcile net income
        (loss) to net cash
          provided by operating activities:
             Depreciation and
               amortization   . . . . . . . .       3,878,943        6,416,449
             (Gain) loss on disposal of
             property and
               equipment  . . . . . . . . . .         (34,458)        (542,795)
             Accrued interest on
               term note  . . . . . . . . . .        (372,066)           -
             Equity in losses of
               investment   . . . . . . . . .           -               48,352
             Minority interest in net income
               (loss) of subsidiary   . . . .           1,878         (381,353)
             Unearned employee compensation
               from Employee Stock
               Ownership Plan Trust   . . . .         347,082          360,000
             Changes in operating assets and
             liabilities:
               Accounts receivable  . . . . .      (3,085,253)      (5,054,483)
               Costs and estimated earnings
                  in excess of billings on
                  uncompleted contracts . . .      (1,336,460)        (897,451)
               Income tax refund
                  receivable  . . . . . . . .        (669,971)         379,138
               Other assets   . . . . . . . .        (649,081)        (826,347)
               Accounts payable   . . . . . .       2,393,946         (159,189)
               Accrued expenses   . . . . . .       1,231,683          668,224
               Billings in excess of costs
                  and estimated earnings on
                  uncompleted contracts . . .         131,498         (297,351)
                                              ---------------- ----------------
        Total adjustments . . . . . . . . . .       1,837,741         (286,806)
      Net cash provided by operating          ---------------- ----------------
        activities  . . . . . . . . . . . . .         269,011        2,155,454
                                              ---------------- ----------------

                               See accompanying notes.




                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH
                                     (continued)


                                                Nine months ended September 30,
                                              ---------------------------------
                                                     1996             1997
                                              ---------------- ----------------
                                                 (unaudited)      (unaudited)
      Cash flows from investing activities:
        Capital expenditures  . . . . . . . .      (4,971,678)     (22,330,598)
        Proceeds from sale of property and
          equipment   . . . . . . . . . . . .         462,185        1,910,521
      Net cash used by investing              ---------------- ----------------
        activities  . . . . . . . . . . . . .      (4,509,493)     (20,420,077)
                                              ---------------- ----------------
      Cash flows from financing activities:
        Proceeds from long-term debt  . . . .      12,206,052       34,410,738
        Repayments of long-term debt  . . . .      (5,907,220)     (14,873,228)
        Repayments of Employee Stock
          Ownership Plan Trust debt   . . . .        (480,000)        (360,000)
        Purchase of treasury stock  . . . . .        (238,927)        (267,331)
      Net cash provided by financing          ---------------- ----------------
        activities  . . . . . . . . . . . . .       5,579,905       18,910,179

      Net increase (decrease) in cash . . . .       1,339,423          645,556
      Cash, beginning of period . . . . . . .       1,160,463          968,638
                                              ---------------- ----------------
      Cash, end of period . . . . . . . . . . $     2,499,886  $     1,614,194
                                              ================ ================

                               See accompanying notes.




                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  Organization and summary of significant accounting policies

          Organization. Kimmins Corp. and its subsidiaries (collectively, the "Company") operate two business segments: specialty contracting services and solid waste management services. The Company provides specialty contracting services, including infrastructure development; underground construction; road work; mining services, demolition and dismantling of facilities; and asbestos abatement. The Company provides solid waste management services to commercial, industrial, residential and, municipal customers in the state of Florida.

          Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1996, included in the Company's Form 10-K dated December 31, 1996, as filed with the United States Securities and Exchange Commission.

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

          Intangible assets. Intangible assets consist principally of the excess of costs over fair market value of the net assets of the acquired solid waste management business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years. Amortization expense was approximately $90,000 and $393,000 for the nine months ended September 30, 1996 and 1997, respectively. Accumulated amortization was approximately $191,000 and $374,000 at December 31, 1996 and September 30, 1997, respectively.




                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  Organization  and   summary   of  significant   accounting   policies
          (continued)

          Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1995 and 1996, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $89,000 and $165,000 for the nine months ended September 30, 1996 and 1997, respectively. Accumulated amortization was $637,000 and $802,000 at December 31, 1996, and September 30, 1997, respectively.

          As of September 30, 1997, other assets include approximately $1,150,000 of pre-contract costs. As explained above, these costs are currently being amortized over the terms of the related contracts. However, the American Institute of Certified Public Accountants ("AICPA") has recently issued proposed Statement of Position ("SOP"), "Reporting on the Costs of Start-up Activities," would require all start-up costs, including pre-contract costs, to be expensed as incurred. If adopted, effective in the first quarter of 1998 the proposed SOP would require the Company to write off the remaining unamortized balance of approximately $1,150,000.

          Investments.   The Company's investment  of 30 percent  in Cumberland
      Technologies, Inc. ("Cumberland") is accounted for using the equity method of accounting.




                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      2.  Costs and estimated earnings on uncompleted contracts

                                                 December 31,  September 30,
                                                     1996             1997
                                              ---------------- ----------------
                                                                  (unaudited)
          Expenditures on uncompleted
             contracts  . . . . . . . . . . . $    76,218,248  $   106,543,886
          Estimated earnings on
             uncompleted contracts  . . . . .       4,490,748       12,804,953
                                              ---------------- ----------------
                                                   80,708,996      119,348,839
          Less actual and allowable billings
             on uncompleted contracts . . . .      65,493,411      107,406,836
                                              ---------------- ----------------
                                              $    15,215,585  $    11,942,003
                                              ================ ================
          Costs and estimated earnings in
             excess of billings on
             uncompleted contracts  . . . . . $    15,967,872  $    12,396,277
          Billings in excess of costs and
             estimated earnings on
             uncompleted contracts  . . . . .        (752,287)        (454,274)
                                              ---------------- ----------------
                                              $    15,215,585  $    11,942,003
                                              ================ ================

          As  of  December 31,  1996,  and September  30,  1997, the  costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of $8,950,000 and $12,850,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year.




                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      3.  Property and equipment, net

                                                 December 31,    September 30,
                                                     1996             1997
                                              ---------------- ----------------
                                                                 (unaudited)
          Land  . . . . . . . . . . . . . . . $     5,622,769  $     5,753,712
          Buildings and improvements  . . . .       7,909,361        8,071,018
          Construction and recycling
             equipment  . . . . . . . . . . .      47,143,128       65,993,591
          Furniture and fixtures  . . . . . .       1,508,105        1,577,881
          Construction in progress  . . . . .          33,463          189,404
                                              ---------------- ----------------
                                                   62,216,826       81,585,606
          Less accumulated depreciation   . .     (23,339,305)     (27,603,280)
                                              ---------------- ----------------
                                              $    38,877,521  $    53,982,326
                                              ================ ================

          Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to thirty years. Depreciation expense was $5,850,000 and $3,789,000 for the nine months ended September 30, 1997 and 1996, respectively.

      4.  Investment in Cumberland Technologies, Inc.

          On November 5, 1996, the Company received 1,723,290 shares, or 30 percent, of the outstanding common stock of Cumberland in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. At November 5, 1997, the market value of the Cumberland common stock held by the Company was approximately $5,601,000 based on the NASDAQ share price of $3.25.




                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      4.  Investment in Cumberland Technologies, Inc. (continued)

          The following is a summary of the financial position at September 30, 1997, and results of operations of Cumberland for the nine-month period ending September 30, 1997:
                                                                 September 30,
                                                                      1997
                                                               ----------------
                                                                  (unaudited)

          Cash and cash equivalents   . . . . . . . . . . . .  $     1,920,000
          Investments   . . . . . . . . . . . . . . . . . . .        5,642,000
          Accounts receivable - trade, net  . . . . . . . . .        1,198,000
          Intangibles   . . . . . . . . . . . . . . . . . . .        1,749,000
          Other   . . . . . . . . . . . . . . . . . . . . . .        2,732,000
                                                               ----------------
             Total assets . . . . . . . . . . . . . . . . . .  $    13,241,000
                                                               ================

          Policy liabilities and accruals   . . . . . . . . .  $     5,485,000
          Long-term debt  . . . . . . . . . . . . . . . . . .        1,441,000
          Other   . . . . . . . . . . . . . . . . . . . . . .          710,000
                                                               ----------------
             Total liabilities  . . . . . . . . . . . . . . .        7,636,000
          Stockholders' equity  . . . . . . . . . . . . . . .        5,605,000
                                                               ----------------
             Total liabilities and stockholders' equity . . .  $    13,241,000
                                                               ================

          Cumberland's operating results included revenue of $6,202,000 and a net loss of $161,000 during the nine-month period ending September 30, 1997. The Company's equity in this net loss amounted to approximately $48,000. In addition, approximately $124,000 of amortization expense was recorded by the Company related to the investment during the nine months ended September 30, 1997. Accumulated amortization was approximately $27,000 and $151,000 at December 31, 1996, and September 30, 1997,
      respectively.




                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      5.  Affiliated accounts and notes receivable

          Included in accounts and notes receivables from affiliates are approximately $6,980,000 of receivables related to certain real estate properties controlled by Francis M. Williams. Subsequent to September 30, 1997, three of these properties were refinanced; and, as a result, the Company's receivable interests were converted into equity interests in two partnerships. The Company received a non-controlling 49 percent preferred limited partnership interest in Summerbreeze Apartments, Ltd., and Sunshadow Apartments, Ltd. The Company will be allocated 49 percent of operating income and losses and cash flow. The preference in the Company's equity interest occurs upon the sale of the underlying properties. At the time of sale, the Company would receive the balance of its unpaid capital account prior to any other partner receiving any proceeds from the sale. The Company intends to account for the investments in these two Florida limited partnerships using the equity method.

          The two partnerships had appraised fair market values at October 1997 as follows: Summerbreeze - $13,330,000; Sunshadow - $14,500,000. The partnerships' financial position at September 30, 1997, was as follows:

                                                 Summerbreeze      Sunshadow
                                              ---------------- ----------------

          Total assets  . . . . . . . . . . . $     9,881,000  $    11,626,000
          Total liabilities   . . . . . . . .      13,873,000       18,052,000
          Net equity  . . . . . . . . . . . .      (3,992,000)      (6,426,000)

          In accordance with the equity method of accounting, the difference of $12,000,000 between the purchase price of $6,900,000 and the acquired negative equity of $5,100,000 represents goodwill and will be amortized over thirty years.

          The partnerships are expected to generate negative earnings and positive cash flow.




                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      6.  Long-term debt
                                                 December 31,    September 30,
                                                     1996             1997
                                              ---------------- ----------------
                                                                  (unaudited)
          Notes payable, principal and
          interest payable in monthly
          installments through March 1,
          2003, interest at varying
          rates up to 10 percent,
          collateralized by equipment   . . . $    19,548,486  $    35,148,200

          Revolving term bank line of
          credit, $5,650,000 ($12,390,000
          during 1996) maximum, due July 31,
          1999, interest payable monthly at
          lender's base rate plus .5
          percent, permanent quarterly
          principal reductions of $250,000
          begin on July 1, 1997   . . . . . .      11,190,002        4,466,002

          Revolving term line of credit,
          $11,000,000 (none during 1996)
          maximum, due February 26, 1999,
          interest payable monthly at
          lender's base rate of LIBOR plus
          2.5 percent, collateralized by
          equipment   . . . . . . . . . . . .           -           10,900,000

          Mortgage notes, principal and
          interest payable in monthly
          installments through January 1,
          2012, interest at varying rates
          up to prime plus 1.75 percent,
          collateralized by land and
          buildings   . . . . . . . . . . . .       6,976,756        6,738,552
                                              ---------------- ----------------
                                                   37,715,244       57,252,754
        Less current portion  . . . . . . . .       7,794,848       13,401,734
                                              ---------------- ----------------
                                              $    29,920,396  $    43,851,020
                                              ================ ================

          At September 30, 1997, there was approximately $208,000 of borrowings available under the revolving term bank line of credit. The Company was also contingently liable for letters of credit in the amount of approximately $2,526,000 at September 30, 1997.




                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      6.  Long-term debt (continued)

          The revolving term bank line of $4,466,000 and the letter of credit facility of $2,526,000 are secured by a pledge of all of the stock of the Company's subsidiaries, the investment in Cumberland, and substantially all of the assets of Kimmins. The use of funds under these lines is limited among certain subsidiaries, and repayment is guaranteed by Cumberland.

          The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000. In addition, the covenants prohibit the ability, without lender approval, of the Company to pay dividends. As of September 30, 1997, the Company was in compliance with all loan covenants. The Company may be required to obtain waivers for certain covenants in 1997, and the Company has a representation from Mr. Francis M. Williams should waivers not be obtained and the lender accelerates the maturities of the Revolving Term Bank Line of Credit and the Mortgage Note on the corporate office. This representation provides that Mr. Williams will lend the necessary funds to the Company, or arrange for the Company to borrow a similar amount under similar terms and maturities so that the Company is not required to pay any principal payments during 1997 more than the regularly scheduled maturities.

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

          Kimmins Contracting Corp. is currently negotiating an additional equipment note of approximately $28,000,000 under terms similar to the equipment note described above. The working capital loan of $11,000,000 disclosed above may also be increased to $16,000,000 as part of the financing arrangements currently being negotiated.




      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                RESULTS OF OPERATIONS

             Comparison of Three Months Ended September 30, 1997 and 1996

          Net revenue for the three months ended September 30, 1997, increased by 14 percent to $33,259,000 from $29,226,000 for the three months ended September 30, 1996. The increase is due primarily to the growth of the Company's utility contracting services ($7,495,000 increase in net revenue), especially new contracts in mining support services. This increase offsets certain decreases in the Company's remediation services ($1,449,000 decrease in net revenue), due to the termination of operations in the northeast region, and solid waste management services ($1,479,000 decrease in net revenue), due to facility closures and market pricing pressures.

          Outside services, which largely represent subcontractor costs, as a percentage of net revenue, was 16 percent for the three months ended September 30, 1997 and 1996, respectively. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors during 1996 and 1997 due to the specific contracts in progress and the associated work requirements.

          Cost of revenue earned, as a percentage of net revenue, for the three months ended September 30, 1997, decreased to 83 percent from 89 percent for the three months ended September 30, 1996. As a result, the gross profit for the three months ended September 30, 1997, was $5,556,000 (17 percent of net revenue) compared to $3,307,000 (11 percent of net revenue for the three months ended September 30, 1996. The dollar increase in the gross profit is primarily associated with the growth of the Company's utility contracting services ($3,553,000 increase in gross profit) and remediation services ($446,000 decrease in gross loss). These gross profit improvements offset certain decreases in the Company's solid waste management services ($2,017,000 decrease in gross profit).

          During the three months ended September 30, 1997, selling, general and administrative expenses increased to $4,144,000 (12 percent of net revenue) from $3,665,000 (13 percent of net revenue) for the three months ended September 30, 1996. The percentage decrease is primarily a result of the increase in revenue, which has provided a larger base for which to allocate these costs. The decrease is also attributable to the Company's termination of operations in the northeast region, which resulted in a
      savings of approximately $236,000 between periods.    In        addition,
      selling, general and administrative expenses were offset by a gain of approximately $208,000 due to a sale by TransCor of certain contracts and related equipment during the three months ended September 30, 1997. These assets were primarily utilized in TransCor's commercial and residential solid waste collection services.




      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                RESULTS OF OPERATIONS

       Comparison of Three Months Ended September 30, 1997 and 1996 (continued)

          Minority interest in net loss of subsidiary was $346,000 for the three months ended September 30, 1997, compared to a minority interest in net income of subsidiary of $15,000 during the same period in 1996. The minority interest in net income or loss of the subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The decrease in TransCor's earnings between periods is attributable to a decrease in profit margins earned on certain solid waste management services.

          Interest expense, net of interest income, increased to $1,163,000 during the three months ended September 30, 1997, compared to $597,000 for the three months ended September 30, 1996. During 1997 the Company discontinued recognition of interest income of approximately $160,000 on certain notes receivable from affiliates. The remainder of the increase is attributable to increases in average borrowings during the three months ended September 30, 1997, as a result of equipment financing.

          As a result of the foregoing, income before provision for income taxes for the three months ended September 30, 1997, was $803,000 (2 percent of net revenue) compared to a loss before provision for income taxes of ($970,000) (negative 3 percent of net revenue) during the three months ended September 30, 1996.

          The Company's effective tax rate was 7.1 percent for the three months ended September 30, 1997, compared to a rate of 45.3 percent for 1996 tax benefits. The decrease in the effective tax rate was primarily due to the net operating loss generated by the Company during 1996 and the resulting tax benefits from credit and loss carryforwards. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2011; however, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of approximately $1,700,000 was recognized during 1996. Included in the tax benefit, the Company has approximately $836,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

          As a result of the foregoing, the Company reported net income for the three months ended September 30, 1997, of $746,000 (2 percent of net revenue) as compared to a net loss of ($530,000) (negative 2 percent of net revenue) for the three months ended September 30, 1996.




      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                RESULTS OF OPERATIONS

             Comparison of Nine Months Ended September 30, 1997 and 1996

          Net revenue for the nine months ended September 30, 1997, increased by 22 percent to $93,524,000 from $76,720,000 for the nine months ended September 30, 1996. The increase is due primarily to the growth of the Company's utility contracting services ($21,298,000 increase in net revenue), especially new contracts in mining support services. This increase offsets certain decreases in the Company's remediation services ($3,876,000 decrease in net revenue) and demolition services ($826,000 decrease in net revenue) due to the termination of operations in the northeast region.


          Outside services, which largely represent subcontractor costs, increased, as a percentage of net revenue, to 18 percent for the nine months ended September 30, 1997, from 12 percent for the nine months ended September 30, 1996. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors during 1996 and 1997 due to the specific contracts in progress and the associated work requirements.

          Cost of revenue earned, as a percentage of net revenue, for the nine months ended September 30, 1997, decreased to 83 percent from 87 percent for the same period in 1996. As a result, the gross profit for the nine months ended September 30, 1997, was $16,141,000 (17 percent of net revenue) compared to $9,870,000 (13 percent of net revenue) for the nine months ended September 30, 1996. The increase in the dollar amount and percentage of gross margin is primarily associated with the growth of the Company's utility and specialty contracting services ($8,445,000 increase in gross profit) and asbestos abatement services ($255,000 decrease in gross loss). These gross profit improvements offset certain decreases in the Company's remediation services ($525,000 decrease in gross profit), industrial demolition services ($356,000 decrease in gross profit), and solid waste management services ($1,602,000 decrease in gross profit).




      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                RESULTS OF OPERATIONS

       Comparison of Nine Months Ended September 30, 1997 and 1996 (continued)

          During the nine months ended September 30, 1997, selling, general and administrative expenses decreased to $11,198,000 (12 percent of net revenue) from $11,074,000 (14 percent of net revenue) for the nine months ended September 30, 1996. The percentage decrease is primarily a result of the increase in revenue, which has provided a larger base for which to allocate these costs. The decrease is also attributable to the Company's termination of operations in the northeast region, which resulted in a savings of approximately $1,108,000 between periods. These decreases offset expense increases in the solid waste management segment attributable to advertising costs associated with new contracts of approximately $500,000, and other costs associated with facility closures of approximately $1,000,000. In addition, selling, general and administrative expenses were offset by a gain of approximately $563,000 due to a sale by TransCor of certain contracts and related equipment during the nine months ended September 30, 1997. These assets were primarily utilized in TransCor's commercial and residential solid waste collection services.

          Minority interest in net loss of subsidiary was $381,000 for the nine months ended September 30, 1997, compared to $2,000 during the same period in 1996. The minority interest in net loss of the subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The decrease in TransCor's earnings between years is attributable to the lower profit margins earned on certain solid waste management services.

          Interest expense, net of interest income, increased to $3,129,000 during the nine months ended September 30, 1997, compared to $1,644,000 for the nine months ended September 30, 1996. During 1997 the Company discontinued recognition of interest income of approximately $467,000 on certain notes receivable from affiliates. The remainder of the increase is attributable to increases in average borrowings during the nine months ended September 30, 1997, as a result of significant equipment financing.

          As a result of the foregoing, income before provision for income taxes for the nine months ended September 30, 1997, was $2,709,000 (3 percent of net revenue) compared to a loss before provision for income taxes of ($2,850,000) (negative 4 percent of net revenue) during the same period in 1996.




      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                RESULTS OF OPERATIONS

       Comparison of Nine Months Ended September 30, 1997 and 1996 (continued)

          The Company's effective tax rate was 9.9 percent for the nine months ended September 30, 1997, compared to a rate of 44.9 percent for 1996 tax benefits. The decrease in the effective tax rate was primarily due to the net operating loss generated by the Company during 1996 and the resulting tax benefits from credit and loss carryforwards. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2011; however, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of approximately $1,700,000 was recognized during 1996. Included in the tax benefit, the Company has approximately $836,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

          As a result of the foregoing, the Company reported net income for the nine months ended September 30, 1997, of $2,442,000 (3 percent of net revenue) as compared to a net loss of ($1,569,000) (negative 2 percent of net revenue) for the nine months ended September 30, 1996.

                           Liquidity and Capital Resources

          Cash provided by operating activities was $2,155,000 during the nine months ended September 30, 1997, compared to $269,000 during the nine months ended September 30, 1996. Cash provided by the Company's solid waste management services segment approximated $334,000 and $3,140,000 for the nine months ended September 30, 1997 and 1996, respectively. Cash provided by the Company's specialty contracting segment approximated $486,000 and $746,000, respectively. Cash was used by the solid waste management services operations during the first nine months of 1997 to fund startup costs for new contracts and the closures of certain facilities. Cash was provided by the solid waste management services operations during the first nine months of 1996 at expected levels. Cash was provided by the specialty contracting operations during the first nine months of 1997 and 1996 at expected levels.

          The Company had capital expenditures during the nine months ended September 30, 1997 and 1996 of $22,331,000 and $4,972,000, respectively.
      The 1997 capital expenditures were primarily related to the conversion of approximately $13,000,000 of construction equipment utilized in the Company's specialty contracting operations, which was previously rented under operating leases. Future capital expenditures will be financed by available cash resources, cash flow from operations, and available credit resources, as needed.




      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     Liquidity and Capital Resources (continued)

          During 1997 the Company generated cash from financing activities of $18,910,000, which was net of purchases on the open market of 76,600 shares of the Company's common stock for $267,000. Borrowings in 1997 related primarily to the conversion of approximately $13,000,000 of equipment previously rented under operating leases into a term note at
      7.88 percent. This equipment note requires periodic payments through February 2004. In addition, on February 26, 1997, the Company, through its Kimmins Contracting Corp. subsidiary, entered into a credit agreement with a financial institution that provides for unrestricted borrowings up to $11,000,000, of which $7,000,000 was used to reduce the Company's outstanding revolving term bank line of credit during March 1997. Borrowings on this facility are due in February 1999. Kimmins Contracting Corp. is currently negotiating additional equipment financing of $28,000,000 and an additional working capital loan of $5,000,000 under terms similar to the February 26, 1997, transaction described above.

          The Company's ratio of debt to equity was 2:88:1.00 and 2.22:1.00 at September 30, 1997, and December 31, 1997, respectively. The increase in debt is primarily due to the conversion of approximately $13,000,000 of equipment previously rented under operating leases into an equipment note and the use of a $11,000,000 credit facility as described above.

          During the nine months ended September 30, 1996 and 1997, the Company's average contract and trade receivables less retainage were outstanding for 69 and 49 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payables.

          The Company has a note receivable in an original amount of $3,638,696 from Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"). The note receivable bears interest at prime plus 2 percent, with principal and interest payable in monthly installments through December 31, 1998, and is guaranteed by Mr. Williams. The Company did not receive any interest or principal payments during 1996 or 1997 relating to this note receivable, and management of the Company has discontinued recognition of interest income. Amounts due from the
      Apartments at December 31, 1996, and September 30, 1997, are approximately $3,851,000.




      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     Liquidity and Capital Resources (continued)

          Subsequent to September 30, 1997, the Apartments refinanced their properties; and, as a result, the Company s receivable interests were converted into equity interests in the partnerships. The Company received a non-controlling 49 percent preferred limited partnership interest in Summerbreeze Apartments, Ltd., and Sunshadow Apartments, Ltd. The Company will be allocated 49 percent of operating income and losses and cash flow. The preference in the Company s equity interest occurs upon the sale of the underlying properties. At the time of sale, the Company would receive the balance of its unpaid capital account prior to any other partner receiving any proceeds from the sale. The Company intends to account for the investments in these two Florida limited partnerships using the equity method. The partnerships are expected to generate negative earnings and positive cash flow.

          At December 31, 1996, and September 30, 1997, $5,301,000, of the combined accounts receivable - affiliates and note receivable - affiliates are due from affiliates of the Company's President. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

          The Company's current bonding coverage for non-environmental projects is $30 million for an individual project ($100 million aggregate). The Company's bonding coverage for environmental projects is $8.5 million. Management believes that bonding coverages are adequate for the size and scope of the projects being performed.

      Forward-Looking Information

          The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect management's current views with respect to future events and financial performance. Such forward looking statements include, without limitation, statements regarding the Company's future capital expenditures, plant closures, product demand and market growth, competitive position, and other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, economic conditions, competitive factors, unanticipated change orders or cost overruns on projects bid by the company, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.




      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     Liquidity and Capital Resources (continued)

      Effect of Inflation

          Inflation has not had, and is not expected to have, a material impact upon the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

      Item 3.               QUALITATIVE AND QUANTITATIVE
                            DISCLOSURES ABOUT MARKET RISK

        Not required pursuant to Item 305, General Instruction 1.




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


                                      KIMMINS CORP.




      Date:    November 14, 1997     By:   /s/Francis M. Williams
             ---------------------         ------------------------------------
                                           Francis M. Williams
                                           President
                                           (Principal Executive Officer)


      Date:    November 14, 1997     By:   /s/Norman S. Dominiak
             ---------------------         ------------------------------------
                                           Norman S. Dominiak
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting and
                                            Financial Officer)