Form 10-K
period 1997-12-31
KIMMINS CORP/DE
filed 1998-04-17
CIK 811562

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                           --------------------------------

                                      FORM 10-K

      [MARK ONE]
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1997
                                          OR
      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _____________ to _____________.

                             Commission File No. 1-10489
                           --------------------------------
                                    KIMMINS CORP.
                           --------------------------------
                (Exact name of registrant as specified in its charter)

                      Delaware                        59-2763096
           ------------------------------- -------------------------------
              (State of Incorporation)             (I.R.S. Employer
                                                 Identification No.)

                    1501 Second Avenue, East, Tampa, Florida 33605
                (Address of registrant's principal executive offices,
                                 including zip code)
                           --------------------------------
                (Registrant's telephone number, including area code):
                                    (813) 248-3878

             Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Exchange
                 Title of Each Class             on Which Registered
           ------------------------------- -------------------------------
            Common Stock, $.001 par value      New York Stock Exchange

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

                                Yes [ ]        No [X]


           Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           As of March 31, 1998, there were outstanding 4,447,397 shares of Common Stock and 2,291,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998, was $10,851,000.

                           --------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE:

                                         NONE


                                    KIMMINS CORP.

                                      Form 10-K

                                  TABLE OF CONTENTS

                                                                           Page
                                                                            No.
                                                                           ----
      PART I
        Item 1  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . 1
        Item 2  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . 7
        Item 3  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 8
        Item 4  Submission of Matters to a vote of Security Holders . . . . . 9

      PART II
        Item 5  Market for the Registrant's Common Equity and
                 Related Stockholder Matters  . . . . . . . . . . . . . . . . 8

      PART III
        Item 9  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures . . . . . . . . . . .  34
        Item 10 Directors and Executive Officers of the Registrant  . . . .  34
        Item 11 Executive Compensation  . . . . . . . . . . . . . . . . . .  51
        Item 12 Security Ownership of Certain Beneficial
                 Owners and Management  . . . . . . . . . . . . . . . . . .  55

      PART IV


          Note: The discussions in this Form 10-K contain forward looking statements that involve risks and uncertainties. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause future results of Kimmins Corp. and its subsidiaries to differ materially and significantly from those expressed or implied in past results and in any forward looking statements made by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Form 10-K. These factors include, without limitation, those listed in "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 33-12677).

                                        PART I
      Item 1.   Business

                                     THE COMPANY

          Kimmins Corp. and its subsidiaries (collectively, the "Company") operates two business segments: solid waste management services and specialty contracting services. The Company provides solid waste management services through its TransCor Waste Services, Inc., subsidiary to commercial, industrial, residential, and municipal customers in the state of Florida. The Company provides specialty contracting services in the south, including infrastructure development; underground construction; road work; site remediation services such as excavation, removal and disposal of contaminated soil; facilities demolition and dismantling; and asbestos abatement.

         The Company's services are as follows:

         * Solid waste management services - Transfer, collection, resource recovery, transportation, disposal of non-hazardous waste, and demolition of residential and commercial facilities.

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

           - Hazardous waste services - On-site treatment, containment, and excavation and removal.


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

      SERVICES

      Solid Waste Management Services:

          The Company, through its majority-owned subsidiary, TransCor Waste Services, Inc. ("TransCor"), provides solid waste management services to commercial, industrial, residential, and municipal customers. In connection with such services, the Company currently owns and operates fully-permitted construction and demolition ("C&D") transfer and recycling ("T&R") facilities in four of the largest metropolitan regions in the state of Florida. The Company has also, pursuant to several municipal contracts, commenced the residential curbside collection of a variety of already segregated recyclable forms of solid waste, including such materials as newspapers, cardboard, plastic, metals, and glass. In addition to its T&R operations, the Company collects and disposes of all types of non-hazardous solid waste for industrial and commercial customers in its T&R regions. The Company also provides residential garbage collection services for several municipalities located in Lee County and Hillsborough County, Florida. In addition, the Company provides demolition and other related services with, and as an economic complement to, its solid waste management services.


          The Company's permits allow it to segregate and recycle part of the C&D debris and yard waste accepted at its T&R facilities (thereby decreasing the Company's landfill disposal costs). The Company has the capability to haul the non-recyclable waste economically to outlying rural landfills (where disposal fees generally are much lower than those charged by urban landfills). Consequently, the Company can charge lower rates at its T&R facilities than those charged by landfill operators in the same vicinities. In addition, disposal of debris at the Company's T&R facilities generally requires less time and results in less damage to waste collection vehicles than landfill disposal. As a result, third-party waste hauling organizations, including those in competition with the Company's own collection services, are provided strong economic and other incentives for disposing of their C&D debris and yard waste at the Company's T&R facilities.

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

      Specialty Contracting:

      Infrastructure and Utility Contracting Services

          Since 1988, the Company has directed its focus toward environmental and utility contracting, including infrastructure and reconstructive service work. The Company, through its subsidiary, Kimmins Contracting Corp., continues to provide comprehensive non-hazardous contracting services, including infrastructure services such as water and sewer line installation, replacement and repair to private and governmental customers primarily in the State of Florida. Related infrastructure development includes road installation, repair and widening, and installation, repair and enhancement of drainage and wastewater services.

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

          Demolition and dismantling projects result from the closing or retooling of facilities due to such factors as technological obsolescence of facilities, corporate mergers and consolidations of operations, and the relocation of manufacturing operations to low-cost labor areas or areas subject to less stringent regulation, primarily in foreign countries. In addition, site remediation, particularly in the case of environmental contamination of a site, frequently requires the demolition or dismantling of a contaminated facility.


          Dismantling  is  the  precise   disassembly  of  a  manufacturing  or
      production facility on a piece-by-piece basis to recover equipment as complete operating units that can be reinstalled at another location. Dismantling enhances the value of the facility above scrap market values. The Company is paid a fee for dismantling services and, usually, a commission on the sale of non-relocated equipment.

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

      Hazardous Waste Services

          The Company offers a range of services for the removal, treatment, and disposal of hazardous materials. The services offered include on-site treatment methods, construction of containment systems, and the excavation and removal of contaminated material. The Company has de-emphasized its hazardous waste services and will only perform these services in conjunction with other environmental demolition activities.

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

          Containment. Containment systems are constructed to prevent the migration of hazardous materials from a site to the surrounding groundwater, surface water, soil or air. While containment can be a permanent remedial solution, it is also used as an interim step followed by excavation and removal or on-site treatment. The Company installs containment systems that include containment cells, surface caps, and slurry walls.


          Excavation and removal. Excavation and removal involve the excavation of contaminated materials for containment, on-site treatment or off-site disposal. When off-site disposal is required, the Company subcontracts with licensed third parties for the transportation of the material for off-site disposal. As part of its quality control program, the Company regularly samples and analyzes excavated materials to verify that the contaminants are consistent with those identified in the remediation plan.

      SEGMENT INFORMATION

          Note 20 of the Notes to Consolidated Financial Statements of the Company for the years ended December 31, 1995, 1996, and 1997, to be filed by amendment, will set forth the Company's financial segment information.

      PERFORMANCE BONDS

          The Company is required to post performance bonds in connection with certain asbestos abatement, waste remediation, demolition, and construction contracts. For the year ended December 31, 1997, most of the Company's revenue was derived from contracts or projects that required the Company to post performance bonds. The Company's current bonding capacity for qualification purposes is $60 million for individual projects and $120 million in the aggregate. This capacity is not intended to be a limitation nor a commitment as to the Company's bond capacity, but rather guidelines for qualification purposes. It is customary for surety bond companies to underwrite each surety obligation individually; therefore, the potential for more or less capacity exists based on the merits of the obligation. Historically, the Company has obtained surety bond support for individual projects in the $53 million range while the aggregate approached $100 million. The Company has obtained bonding coverage in amounts up to $8.5 million for environmental projects. However, some environmental projects either do not require a bond or require a bond for less than the complete contract price of the project value. The Company has obtained bonding coverage for environmental projects more than $8.5 million as a result of personal surety bonds or collateral furnished by Francis M. Williams, President of the Company. Mr. Williams has no obligation to provide surety bonds, collateral or otherwise to assist the Company in connection with bonding coverage. Management believes that bonding coverages are adequate for the size and scope of projects being performed.

          In addition to performance bond requirements, some jurisdictions in the future may require the posting of substantial bonds or require companies engaged in solid waste management and related activities to provide other financial assurances covering the closure, post-closure monitoring and corrective activities for certain solid waste management facilities.


      MARKETING

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

          The Company's specialty contracting subsidiaries direct their marketing activities through the home office in Tampa, Florida. This office is located in an area with a high concentration of industrial facilities. The Company believes that accurate bidding is crucial in securing new contracting projects and completing them profitably. The Company uses computerized bidding systems in conjunction with site visits to develop bids for contracting projects. While bid price is an important factor in obtaining contracts, potential clients also consider the reputation, experience, safety record and financial strength of the bidders in awarding contracts.


      CUSTOMERS

          Customers for the Company's solid waste management services include local and regional contractors, municipalities, institutions, other third-party waste hauling organizations, and local businesses. The primary private customers for the Company's specialty contracting services are Fortune 500 corporations engaged in heavy manufacturing, such as chemical, petroleum, petrochemical, paper, and steel companies as well as public utilities and federal, state and local government agencies. For the years ended December 31, 1995, 1996 and 1997, the Company's specialty contracting services segment earned gross revenue of approximately $3,953,000, $14,884,000, and $12,032,000, respectively, on contracts with the Florida Department of Transportation. For the years ended December 31, 1995, 1996 and 1997, the Company's specialty contracting services segment earned gross revenue of approximately $3,999,000, $2,562,000 and $30,093,000, respectively, on contracts with
      IMC-Agrico Company, a phosphate mining company with operations on Florida's west coast. These were the only customers whose purchases aggregated more than 10 percent of the Company's revenues.

          For the year ended December 31, 1997, 57 percent and 43 percent, respectively, of the Company's gross revenue were derived from private and governmental customers, respectively. Government contracts, which represent a significant portion of the Company's gross revenue, are subject to legislation mandating a balanced budget; delays in funding; lengthy review processes for awarding contracts; delay or termination of contracts at the convenience of the government; termination, reduction or modification of contracts in the event of changes in the government's policies or because of budgetary constraints. Furthermore, increased or unexpected costs could result in losses or reduced profits under fixed-price government as well as commercial contracts.

      BACKLOG

          As of December 31, 1997, the Company had a backlog of uncompleted projects under contract aggregating approximately $109,203,000 (compared to approximately $137,372,000 as of December 31, 1996), of which approximately $39,385,000 is attributable to environmental and utility contracting services, approximately $2,709,000 is attributable to demolition and dismantling services, approximately $1,100,000 is attributable to asbestos abatement services, approximately $0 is attributable to site remediation services, and approximately $66,010,000 is attributable to solid waste management services. The Company anticipates that it will recognize approximately $57,000,000 of revenues from these projects by the end of 1998 with the remaining revenue to be recognized through the year 2004.


      COMPETITION

          Although developments in the solid waste management industry have resulted in the emergence of large private and public solid waste management companies and in consolidating trends in the industry, the solid waste management business is characterized by intense competition. The Company believes that no single company has a dominant market share of the solid waste management business in the United States, including Florida. Although competition varies by locality and type of services, the Company's principal sources of competition are local and regional solid waste management companies of varying size that primarily provide collection or disposal services to customers in a limited geographic area, large regional and national solid waste management companies that operate over more extensive geographic areas and provide completely integrated solid waste management services, own or operate disposal sites and engage in various transfer and resource recovery activities, and counties and municipalities that maintain their own solid waste collection and disposal services for residents and businesses in the locality. National companies that compete against the Company include, among others, U.S.A. Waste, Waste Management, Inc., and Browning-Ferris Industries, Inc.

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

      INSURANCE COVERAGE

          The Company currently maintains comprehensive general liability insurance, with total coverage of $51 million for any single occurrence and $53 million for aggregate claims relating to damage to persons or property. These policies cover all activities of the Company and its subsidiaries except for its asbestos-related activities and certain non-asbestos related liabilities such as pollution liability damage (sudden or gradual) caused by the discharge or release of any irritant or contaminant. In addition, the Company has comprehensive general liability coverage that covers, among other things, specific asbestos-related risks up to $1 million. In addition, the Company has obtained a $2 million per occurrence/$2 million aggregate blanket policy for contractors pollution liabilities and can obtain additional coverage of up to a total of $6 million as required on a project-by-project basis.


      GOVERNMENT REGULATION

          The Company is subject to an extensive and frequently changing statutory and regulatory framework of federal, state, and local environmental, health, safety, and transportation authorities, which framework imposes significant compliance burdens and risks upon the Company. The Company believes it is in substantial compliance with all material federal, state, and local laws governing its material business operations. Nevertheless, amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into other jurisdictions and types of operations could result not only in the additional risk of noncompliance, but also in the increase in regulatory burden that could cause related increases in costs and expenses.

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

          Many states license such areas of the Company's operations as asbestos abatement and general contracting. Licensing requires that workers and supervisors receive training from EPA approved and state certified organizations and pass required tests. The Company is currently licensed to perform its services in 33 states. The Company also operates in certain states that do not have a special asbestos abatement or general contracting license requirement; however, these states have adopted regulations regarding worker safety with which the Company must comply.

          The Company may need additional licenses to expand its operations. Although there can be no assurance, based upon the level of training of its employees and its experience, the Company currently believes that it can obtain all such required licenses.

      EMPLOYEES

          The Company has approximately 980 employees, of which 9 are employed in executive capacities, 28 in professional capacities, 76 in administrative capacities, 166 as field supervisors and 701 in field operations. A total of 11 of the Company's employees are union members, covered by various collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

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

      Item 2.   Properties

          The Company owns its principal executive offices that are located in approximately 20,600 square feet of office space at 1501 and 1502 Second Avenue, East, Tampa, Florida 33605. The offices are subject to a mortgage, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of $1,675,000. This variable rate note matures on August 1, 1999, and currently bears interest at 1.25 percent above the lender's prime rate.


      Item 3.   Legal Proceedings

          The Company is involved in various legal actions and claims arising in the ordinary course of its business, none of which is expected to have a material effect on the Company's financial position or results of operations.

      Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                                       PART II

      Item 5.   Market for the Registrant's Common Equity and
                Related Stockholder Matters

          The Company's common stock has been traded on the New York Stock Exchange (symbol "KVN") since March 30, 1990. The following table sets forth for the periods indicated high and low sales prices of the Company's common stock as reported by the New York Stock Exchange.

                               1997                   High       Low
              ------------------------------------- --------- ---------

              First Quarter . . . . . . . . . . . . $   4.125 $   3.000
              Second Quarter  . . . . . . . . . . . $   4.000 $   2.500
              Third Quarter . . . . . . . . . . . . $   6.000 $   3.813
              Fourth Quarter  . . . . . . . . . . . $   7.000 $   4.500

                               1996                   High       Low
              ------------------------------------- --------- ---------

              First Quarter . . . . . . . . . . . . $   7.875 $   5.250
              Second Quarter  . . . . . . . . . . . $   5.750 $   4.875
              Third Quarter . . . . . . . . . . . . $   5.000 $   3.500
              Fourth Quarter  . . . . . . . . . . . $   4.125 $   3.250

          The closing stock price for the Company's stock on March 31, 1998, was $4.1875. On March 31, 1998, there were approximately 870 holders of record of the common stock. Certain record holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

      Dividends

          The payment by the Company of dividends, if any, in the future is within the discretion of its Board of Directors and will depend upon the Company's earnings, capital requirements (including working capital needs), and financial condition, as well as other relevant factors. Certain agreements between the Company and its lending institutions prohibit the Company from paying cash dividends without the lenders' consent. Other than a three and one-third cent per share of a common stock cash dividend paid in July 1989, the Company has not paid any cash dividends since its inception, and the Board of Directors does not plan to declare or pay any cash dividends in the future.


                                       PART III

      Item 9.   Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure

          None.

      Item 10.  Directors and Executive Officers of the Registrant

          The directors and executive officers of the Company are as follows:

                       Name                 Age           Position
        --------------------------------------- ----------------------------

        Francis M. Williams . . . . . . . . 56  President, Chief Executive
                                                  Officer, and Director
        Norman S. Dominiak  . . . . . . . . 53  Vice President
        Joseph M. Williams  . . . . . . . . 42  Secretary and Treasurer
        Michael Gold  . . . . . . . . . . . 49  Director
        George Chandler . . . . . . . . . . 68  Director

          All directors of the Company hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors.

          Francis M. Williams has been President and Chairman of the Board of the Company since its inception and Chairman of the Board of Directors of TransCor since November 1992. For more than five years prior to November 1988, Mr. Williams was the Chairman of the Board and Chief Executive Officer of Kimmins Corp. and its predecessors and sole owner of K Management Corp. From June 1981 until January 1988, Mr. Williams was also the President and a Director of College Venture Equity Corp., a small business investment company. Mr. Williams has also been a Director of the National Association of Demolition Contractors and a member of the Executive Committee of the Tampa Bay International Trade Council.

          Norman S. Dominiak has been Vice President of the Company since March 1995 and has been employed by the Company as its Chief Financial Officer since January 1994. Mr. Dominiak has also been Chief Financial Officer of TransCor since January 1994. Mr. Dominiak served as Controller of ThermoCor Kimmins, Inc., a subsidiary of the Company, from October 1991 until January 1994. From May 1988 until September 1991, Mr. Dominiak served as Senior Vice President of Creative Edge, a company engaged in the manufacturing and distribution of educational products. From October 1982 until April 1988, Mr. Dominiak served as Senior Vice President of Cecos Environmental Services, Inc., a company engaged in treatment, transportation, and disposal of hazardous waste. From 1965 until 1982, Mr. Dominiak was employed in various financial capacities for the Carborundum Company.


          Joseph M. Williams has been the Secretary and Treasurer of the Company since October 1988. Since September 1997, Mr. Williams has been President and Chief Executive Officer of TransCor. Since November 1991, Mr. Williams has served as President and has been a Director of Cumberland Technologies, Inc., a holding company whose wholly-owned subsidiaries provide reinsurance and specialty sureties and performance and payment bonds. Since June 1986, Mr. Williams has served as President and Vice President and has been a Director of Cumberland Real Estate Holdings, Inc., the corporate general partner of Sunshadow Apartments, Ltd. ("Sunshadow") and Summerbreeze Apartments, Ltd. ("Summerbreeze"), both of which are limited partnerships. Mr. Williams has been employed by the Company and its subsidiaries in various capacities since January 1984. From January 1982 to December 1983, he was the managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Co. Joseph M. Williams is the nephew of Francis M. Williams.

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

          Set forth below is information regarding certain key employees of the
      Company:

          Michael D. O'Brien, 47, has been employed by TransCor Waste Services, Inc. (including its predecessor) as Vice President since October 1992. From June 1987 to October 1992, Mr. O'Brien served as Vice President of Kimmins Industrial Service Corp., a subsidiary of the Company. From July 1983 to June 1987, Mr. O'Brien served as Vice President of Jordan Foster Scrap Corporation in Buffalo, New York, a company specializing in demolition and preparation of scrap for sale. From November 1972 to July 1983, Mr. O'Brien was employed by a national demolition contractor.

          John V. Simon Jr., 42, has been President and General Manager of Kimmins Contracting Corp., responsible for supervising utility construction, since May 1981, and served as a Vice President of the Company from 1981 until October 1988. From January 1978 to May 1981, Mr. Simon owned Simon Construction Company, a company that performed site work and utilities and demolition projects.


          Section 16(a) Beneficial Ownership Reporting Compliance.  Pursuant to
      Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors and any persons holding more than 10 percent of the Company's common stock are required to file with the Securities and Exchange Commission and the New York Stock Exchange reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established, and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during 1996, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10 percent of its common stock complied with the Section 16(a) requirements.

      Item 11.  Executive Compensation

          Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 for the year ended December 31, 1997 (the "Named Executives"):

                              SUMMARY COMPENSATION TABLE

                                           Annual Compensation
                                    -------------------------------
                                                            Other
                                                            Annual
                                                           Compen-
              Name and                Salary      Bonus     sation
         Principal Position    Year     ($)        ($)       ($)
      ----------------------------- ---------  ---------- ---------
      Francis M. Williams      1997 $ 172,120      $0         $0
        Chairman of the Board, 1996 $ 184,810      $0         $0
        President and Chief    1995 $ 271,137      $0         $0
        Executive Officer

      John V. Simon, Jr.       1997 $ 100,019  $ 108,032      $0
        President of Kimmins   1996 $  95,000  $  25,000      $0
        Contracting Corp.      1995 $  95,000  $  81,489      $0

      Michael D. O'Brien       1997 $ 105,427  $       0      $0
        Vice President         1996 $  95,000  $       0      $0
        of TransCor            1995 $  91,261  $  13,740      $0

      (*) Represents the Company's contribution to the employee's account of the Company's 401(k) Plan and premiums paid by the Company for term life insurance and long-term disability. These plans, subject to the terms and conditions of each plan, are available to all employees.
      /TABLE

                        SUMMARY COMPENSATION TABLE (continued)
                                         Long-Term Compensation
                                    -------------------------------
                                            Awards         Payouts
                                    --------------------  ----------
                                                                        All
                                    Restricted Securities              Other
                                       Stock   Underlying             Compen-
              Name and               Award(s)   Options/     LTIP      sation
         Principal Position    Year     ($)     SARs (#)  Payouts(s)    ($)
      ----------------------------- ---------- ---------- ---------- ----------
      Francis M. Williams      1997     $0             0      $0     $  996 (*)
        Chairman of the Board, 1996     $0             0      $0     $  995 (*)
        President and Chief    1995     $0             0      $0     $  989 (*)
        Executive Officer

      John V. Simon, Jr.       1997     $0        71,666      $0     $1,698 (*)
        President of Kimmins   1996     $0             0      $0     $1,655 (*)
        Contracting Corp.      1995     $0         3,333      $0     $1,647 (*)

      Michael D. O'Brien       1997     $0         2,000      $0     $  695 (*)
        Vice President         1996     $0             0      $0     $  695 (*)
        of TransCor            1995     $0         5,000      $0     $  695 (*)

      (*) Represents the Company's contribution to the employee's account of the Company's 401(k) Plan and premiums paid by the Company for term life insurance and long-term disability. These plans, subject to the terms and conditions of each plan, are available to all employees.
      /TABLE

           Stock Option/SAR Grants in the Last Fiscal Year. Stock options or stock appreciation rights granted to Named Executives during the year ended December 31, 1997, are summarized in the table below:

                                OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                           Individual Grants
                             ----------------------------------------------
                                                                                 Potential
                                                                                Realizable
                                                                                 Value at
                             Number of   Percent of                           Assumed Annual
                             Securities    Total                              Rates of Stock
                             Underlying Options/SARs                               Price
                              Options/   Granted to   Exercise               Appreciation for
                                SARs     Employees     or Base                Option Term (2)
                              Granted    in Fiscal      Price    Expiration ------------------
                Name           (#)(1)       Year      ($/Sh)(1)     Date     5% ($)   10% ($)
       --------------------  ----------------------  ---------- ----------  -------- ---------
       Joseph M. Williams       50,000        18.5%  $     2.62   04/30/07  $82,385  $208,780
                                13,333         4.9%  $     2.62   04/30/07  $21,969  $ 55,673

       John V. Simon, Jr.       50,000        18.5%  $     2.62   04/30/07  $82,385  $208,780
                                21,666         8.0%  $     2.62   04/30/07  $35,699  $ 90,469

       George A. Chandler       10,000         3.7%  $     3.94   11/12/07  $24,778  $ 62,793
                                 8,000         3.0%  $     2.62   04/30/07  $13,182  $ 33,405

       Michael A. Gold . .      10,000         3.7%  $     3.94   11/12/07  $24,778  $ 62,793
                                 8,500         3.1%  $     2.62   04/30/07  $14,005  $ 35,493

       (1)  All  options vest and  are exercisable in 20  percent increments  annually for five years after  the date  of grant.  The exercise  price of  all options  is the  fair market value of the Company's stock at the time of the grant.

       (2)  These amounts  represent assumed rates of appreciation for  the market value of the
            Company's stock from the date  of the grant until  the end of the option period  at rates arbitrarily  set by  the Securities  and Exchange  Commission.  They are  not
            intended to  forecast possible future appreciation  in the Company's stock  and any actual gains on exercise of options are dependent on the future performance  of the
            Company's stock.
       /TABLE

            Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values. The following table summarizes the net value realized on the exercise of options in 1996 and the value of outstanding options as of December 31, 1997, for the Named Executives.

                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FISCAL YEAR-END OPTION/SAR VALUES
                                                                  Number
                                                                    of
                                                                Securities        Value of
                                                                Underlying      Unexercised
                                                               Unexercised      In-the-Money
                                                             Options/SARs at  Options/SARs at
                                     Shares                    Year-End (#)   Year-End ($) (1)
                                    Acquired        Value      Exercisable/     Exercisable/
                  Name          on Exercise (#) Realized ($)  Unexercisable    Unexercisable
       ------------------------ --------------  ------------ --------------- -----------------
       John V. Simon, Jr.              0             $0       14,333/57,333   $38,592/$154,369

       (1)  Value is calculated using  the Company's closing stock price on  December 31, 1997, of $5.3125 per share less the exercise price for such shares.

            No stock options or stock appreciation rights were exercised by Francis M. Williams during the year ended December 31, 1997, and Mr. Williams does not have any outstanding stock options or SARs at December 31, 1997.

                                    TEN-YEAR OPTION/SAR REPRICINGS
                                                                                     Length of
                                          Number of     Market                       Original
                                          Securities   Price of  Exercise             Option
                                         Underlining   Stock at  Price at              Term
                                           Options/    Time of    Time of            Remaining
                                             SARs     Repricing  Repricing   New    at Date of
                                         Repriced or     or         or     Exercise  Repricing
                                           Amended   Amendment   Amendment   Price      or
                 Name             Date       (#)         ($)        ($)       ($)    Amendment
       -----------------------  -------- ----------- ----------  --------- -------- ----------
       Norman S. Dominiak       04/30/97        7,500   $2.62      $4.50     $2.62    8 years
       Vice President

       Joseph M. Williams       04/30/97       13,333   $2.62      $4.50     $2.62    8 years
       Secretary/Treasurer

       Michael D. O'Brien       04/30/97       15,976   $2.62      $4.50     $2.62    8 years
       Vice President of
       TransCor

       John V. Simon, Jr.       04/30/97       21,666   $2.62      $4.50     $2.62    8 years
       President of Kimmins
       Contracting Corp.
       /TABLE

            Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 1997, Francis M. Williams, the Company's President and Chairman of the Board of Directors, served as President and Chairman of the Board of Directors of TransCor, and Norman S. Dominiak served as Chief Financial Officer of the Company and TransCor.

          Compensation of Directors. During the year ended December 31, 1997, the Company paid non-officer Directors an annual fee of $5,000 and $1,000 per board meeting attended. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

      Stock Option and Other Plans

      1987 Stock Option Plan

          The Company adopted a stock option plan (the "Plan") pursuant to which 975,000 shares of common stock were originally reserved for issuance to persons upon exercise of options designated as "incentive stock options," within the meaning of Section 422A of the Internal Revenue code of 1986 (the "Code"), and non-qualified stock options. The purpose of the Plan is to attract, retain, and motivate officers and other full-time employees of the Company, and certain other persons instrumental to the success of the Company, and to provide them with a means to acquire a proprietary interest in the Company. The Plan is administered by a committee consisting of three members of the Board of Directors. The exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock at the time the option is granted (110 percent of fair market value in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). The exercise price of a non-qualified stock option granted under the Plan may be any amount determined by the Board of Directors but not less than the par value of the common stock on the date of the grant. Options granted under the Plan must, in general, expire no later than ten years from the date of the grant (five years from the date of grant in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). All options granted to date provide that the grantees' rights vest over five years from the date of grant. At December 31, 1997, Joseph M. Williams held 63,333 options to purchase the Company's stock at $2.62 per share of which 12,667 shares are exercisable. At December 31, 1997, John V. Simon, Jr., held 71,666 options to purchase the Company's stock at $2.62 per share, of which 14,333 shares are exercisable.

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

      Employee Stock Ownership Plan

          Effective January 1, 1989, the Company formed the ESOP for the benefit of the employees of the Company and its subsidiaries to purchase shares of the Company's common stock from time to time on the open market or in negotiated transactions at prices deemed to be attractive and, simultaneously, the Profit Participation Plan was merged into the ESOP. Contributions to the ESOP are made at the discretion of the Board of Directors and, for the year ended December 31, 1989, was $200,000. During 1989, the ESOP acquired from the Company's President approximately 772,000 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the President. Simultaneously with such purchase, the President purchased certain receivables and interests in certain investments from the Company for a purchase price of $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note was funded, during March 1990, through a long-term bank financing agreement guaranteed by the Company. Expenses with respect to the ESOP include the recognition of interest expense relating to the ESOP debt and to earned compensation. For the year ended December 31, 1997, interest expense and compensation expense relating to the ESOP were $133,000 and $480,000, respectively. As of December 31, 1997, the unpaid ESOP debt is also reflected as a reduction in stockholders' equity.


      Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 31, 1998, by (i) persons known by the Company to own more than 5 percent of the Company's outstanding common stock, (ii) by each Named Executive and director of the Company, and (iii) all executive officers and directors of the Company as a group:

                                                                                       Percent
                                                                                         of
           Name and Address of                                               Percent    Total
             Beneficial Owner                                                  of      Voting
                   (1)                Title of Class     Number of Shares     Class     Power
       --------------------------- -------------------- ------------------ ----------  -------
       Francis M. Williams         Common Stock           1,857,065   (2)       41.8%    61.6%
                                   Class B Common Stock   2,291,569            100.0%

       Joseph M. Williams          Common Stock             366,244   (3)         8.2%    5.4%

       John V. Simon, Jr.          Common Stock              20,759   (4)          *       *

       Michael Gold                Common Stock              14,923   (5)          *       *

       George Chandler             Common Stock               7,914   (6)          *       *

       All executive officers      Common Stock           2,263,436 (2)(3)       50.9%
       and directors as a group                                     (5)(7)               67.3%
       (five persons)              Class B Common Stock   2,291,569             100.0%

       (1) The addresses of all officers and directors of the Company above are in care of the Company at 1501 Second Avenue, East, Tampa, Florida 33605.

      (2) Includes 1,479,136 shares owned directly by Mr. Francis M. Williams; 133,333 shares owned by Summerbreeze and 121,750 shares owned by Sunshadow, both of which Mr. Williams is the sole shareholder of the corporate general partner and a 50 percent limited partner (see Item 13, "Certain Relationships and Related Transactions"); 48,908 shares owned by Mr. Williams' wife; 30,493 shares held by Mr. Williams as Trustee for his wife and children; 37,913 shares held by Mr. Williams as Custodian under the New York Uniform Gifts to Minors Act for his children; 4,464 shares held by the Company's 401(k) and ESOP Plans of which Mr. Williams is fully vested; and 1,067 shares held by Kimmins Realty Investment, Inc., which is owned 100 percent by Mr. Williams.

      (3) Includes 10,000 shares owned by Mr. Joseph M. Williams; 12,667 shares issuable upon exercise of currently exercisable stock options; 2,355 shares held by the Company's 401(k) and ESOP Plans of which Mr. Williams is fully vested; and 341,220 shares held by the Company's 401(k) Plan and ESOP of which Mr. Williams is a trustee with shared voting and investment power.


      (4) Includes 1,500 shares owned by Mr. Simon; 14,333 shares issuable upon exercise of currently exercisable stock options; and 5,726 shares held by the Company's 401(k) and ESOP plans of which Mr. Simon is fully vested.

      (5) Includes 1,150 shares owned by Mr. Gold; 5,775 shares currently owned by Mr. Gold's wife; 2,898 held by Mr. Gold as trustee for Mr. Gold's minor children; and 3,700 shares issuable upon exercise of currently exercisable stock options.

      (6) Includes 3,114 shares owned by Mr. Chandler; and 3,600 shares issuable upon exercise of currently exercisable stock options.

      (7) Includes 19,100 shares issuable upon exercise of currently exercisable stock options; 6,250 shares held by the Company's 401(k) and ESOP Plans of which certain officers of the Company are fully vested; and 341,471 shares held by the Company's 401(k) and ESOP Plans of which the Secretary of the Company is a trustee.

          *     Less than one percent.


                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                       KIMMINS CORP.


      Date:  April 17, 1998        By: /s/ Francis M. Williams
           ---------------------       ----------------------------------------
                                       Francis M. Williams
                                       President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Date:  April 17, 1998            /s/ Francis M. Williams
           ---------------------       ----------------------------------------
                                       Francis M. Williams
                                       President and Director
                                       (Chief Executive Officer)

      Date:  April 17, 1998            /s/ Joseph M. Williams
           ---------------------       ----------------------------------------
                                       Joseph M. Williams
                                       Secretary/Treasurer

      Date:  April 17, 1998            /s/ Norman S. Dominiak
           ---------------------       ----------------------------------------
                                       Norman S. Dominiak
                                       Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Accounting and
                                        Financial Officer)

      Date:  April 17, 1998            /s/ Michael A. Gold
           ---------------------       ----------------------------------------
                                       Michael A. Gold, Director

      Date:  April 17, 1998            /s/ George A. Chandler
           ---------------------       ----------------------------------------
                                       George A. Chandler, Director