Form 10-K/A
period 1997-12-31
KIMMINS CORP/DE
filed 1998-07-06
CIK 811562

                           SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                           --------------------------------

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

                           --------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE:

                                         NONE


                                    KIMMINS CORP.

                                      Form 10-K/A

                                  TABLE OF CONTENTS

                                                                           Page
                                                                            No.
                                                                           ----
      PART I
        Item 1  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . 1
        Item 2  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . 7
        Item 3  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 8
        Item 4  Submission of Matters to a vote of Security Holders . . . . . 9

      PART II
        Item 5  Market for the Registrant's Common Equity and
                 Related Stockholder Matters  . . . . . . . . . . . . . . . . 8
        Item 6  Selected Financial Data . . . . . . . . . . . . . . . . . . . 9
        Item 7  Management s Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . .  10
        Item 8  Financial Statements and Supplementary Data . . . . . . . .  20

      PART III
        Item 9  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures . . . . . . . . . . .  34
        Item 10 Directors and Executive Officers of the Registrant  . . . .  34
        Item 11 Executive Compensation  . . . . . . . . . . . . . . . . . .  51
        Item 12 Security Ownership of Certain Beneficial
                 Owners and Management  . . . . . . . . . . . . . . . . . .  55
        Item 13 Certain Relationships and Related Transactions  . . . . . .  56

      PART IV
        Item 14 Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  57


          Note: The discussions in this Form 10-K/A contain forward looking statements that involve risks and uncertainties. Statements contained in this Form 10-K/A that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause future results of Kimmins Corp. and its subsidiaries to differ materially and significantly from those expressed or implied in past results and in any forward looking statements made by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Form 10-K/A. These factors include, without limitation, those listed in "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 33-12677).

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

          *     Specialty contracting services

                - Earthwork and utility contracting - Earthwork activities including commercial and residential site work and earthwork activities for the phosphate mining industry. Utility contracting, including infrastructure services such as sewer lines, water lines, and roads.

                - Industrial demolition, dismantling, and abatement - Dismantling of facilities or structures including offshore oil platforms; draining liquid wastes from pipes and tanks; asbestos removal, cleanup, disposal, and reinsulation; removal of above- and below-ground tanks; removal and disposal or sale of other equipment; and sale of scrap materials.

                - Hazardous waste services - Containment and excavation and removal.


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

      Specialty Contracting:

      Earthwork and Utility Contracting Services

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

          Kimmins Contracting Corp. has recently broadened its array of services by adding earthwork operations. These operations are mainly directed toward the private sector in the state of Florida and include land reclamation, dam construction and other earthwork operations for the phosphate mining industry, and residential and commercial site work services.

      Industrial Demolition, Dismantling, and Abatement Services

          The Company, through its subsidiaries, Kimmins Industrial Service Corp., Kimmins Abatement Corp., and Kimmins International, offers demolition and dismantling of facilities or structures; asbestos removal; cleanup, disposal, and reinsulation; removal of above- and below-ground storage tanks; removal and disposal or sale of industrial equipment; and the sale of equipment and scrap materials.

          Demolition and dismantling projects result from the closing or retooling of facilities due to such factors as technological obsolescence of facilities, corporate mergers and consolidations of operations, and the relocation of manufacturing operations to low-cost labor areas or areas subject to less stringent regulation, primarily in foreign countries. In addition, site remediation, particularly in the case of environmental contamination of a site, frequently requires the demolition or dismantling of a contaminated facility.

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

      Hazardous Waste Services

          The Company offers a range of services for the removal and disposal of hazardous materials. The services offered include construction of containment systems and the excavation and removal of contaminated material. The Company has de-emphasized its hazardous waste services and will only perform these services in conjunction with other environmental demolition activities.

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

          Excavation and removal. Excavation and removal involve the excavation of contaminated materials for containment or off-site disposal. When off-site disposal is required, the Company subcontracts with licensed third parties for the transportation of the material for off-site disposal. As part of its quality control program, the Company regularly samples and analyzes excavated materials to verify that the contaminants are consistent with those identified in the remediation plan.

      SEGMENT INFORMATION

          See Note 20 of the Notes to Consolidated Financial Statements of the Company for the years ended December 31, 1995, 1996, and 1997, for the Company's financial segment information.

      PERFORMANCE BONDS

          The Company is required to post performance bonds in connection with certain asbestos abatement, waste remediation, demolition, and construction contracts. For the year ended December 31, 1997, most of the Company's revenue was derived from contracts or projects that required the Company to post performance bonds. The Company's current bonding capacity for qualification purposes is $60,000,000 for individual projects and $120,000,000 in the aggregate. This capacity is not intended to be a limitation nor a commitment as to the Company's bond capacity, but rather guidelines for qualification purposes. It is customary for surety bond companies to underwrite each surety obligation individually; therefore, the potential for more or less capacity exists based on the merits of the obligation. Historically, the Company has obtained surety bond support for individual projects in the $53,000,000 range while the aggregate approached $100 million. The Company has obtained bonding coverage in amounts up to $8,500,000 for environmental projects. However, some environmental projects either do not require a bond or require a bond for less than the complete contract price of the project value. The Company has obtained bonding coverage for environmental projects more than $8,500,000 as a result of personal surety bonds or collateral furnished by Mr. Francis M. Williams, President of the Company. Mr. Williams has no obligation to provide surety bonds, collateral or otherwise to assist the Company in connection with bonding coverage. Management believes that bonding coverages are adequate for the size and scope of projects being performed.

          In addition to performance bond requirements, some jurisdictions in the future may require the posting of substantial bonds or require companies engaged in solid waste management and related activities to provide other financial assurances covering the closure, post-closure monitoring and corrective activities for certain solid waste management facilities.

      MARKETING

          The  Company, through its  majority-owned subsidiary,  TransCor Waste
      Services, Inc.,  generally obtains  solid waste collection  contracts for its  services  or for  the operation  of  certain solid  waste management facilities through  the process of competitive  bidding, purchase orders, or negotiations.  The Company's  marketing  efforts include  door-to-door sales, monitoring  trade  journals and  other  industry sources  for  bid solicitations by various entities,  including government authorities  and related instrumentalities,  and  responding to  such  bid  solicitations, which  may  include  requests  for proposals  ("RFPs")  and  requests for qualifications ("RFQs").  The Company  also  attempts to  be included  on lists  of qualified  bidders frequently  contained in  RFPs and  RFQs. In response  to an  RFP or  RFQ,  the soliciting  entity requires  a written response  within a specified period. Generally, in  the case of an RFP, a bidder  submits a proposal detailing its  qualifications, the services to be provided, and the cost of the services to the soliciting entity; then, such entity, based on its evaluation of the proposals submitted, awards

      the contract to the successful bidder. In the case of an RFQ, a bidder submits a response describing its experience and qualifications, the soliciting entity then selects the bidder believed to be the most qualified, and then negotiates all of the terms of the contract, including the cost of the services. The Company's single largest solid waste collection contract was derived through competitive bidding, and the Company expects that future significant contracts will be obtained through competitive bidding. The Company has also obtained customers through recommendations and referrals from existing customers.

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

      CUSTOMERS

          Customers for the Company's solid waste management services include local and regional contractors, municipalities, institutions, other third-party waste hauling organizations, and local businesses. The primary private customers for the Company's specialty contracting services are Fortune 500 corporations engaged in heavy manufacturing, such as chemical mining, petroleum, petrochemical, paper, and steel companies as well as public utilities and federal, state and local government agencies. For the years ended December 31, 1995, 1996 and 1997, the Company's specialty contracting services segment earned gross revenue of approximately $3,953,000, $14,884,000, and $10,648,000, respectively, on contracts with the Florida Department of Transportation. For the years ended December 31, 1995, 1996 and 1997, the Company's specialty contracting services segment earned gross revenue of approximately $3,999,000, $2,562,000 and $25,061,000, respectively, on contracts with IMC-Agrico Company, a phosphate mining company with operations on Florida's west coast. These were the only customers whose purchases aggregated more than 10 percent of the Company's revenues.

          For the year ended December 31, 1997, 56 percent and 44 percent, respectively, of the Company's gross revenue were derived from private and governmental customers, respectively. Government contracts, which represent a significant portion of the Company's gross revenue, are subject to legislation mandating a balanced budget; delays in funding; lengthy review processes for awarding contracts; delay or termination of contracts at the convenience of the government; termination, reduction or modification of contracts in the event of changes in the government's policies or because of budgetary constraints. Furthermore, increased or unexpected costs could result in losses or reduced profits under fixed-price government as well as commercial contracts.

      BACKLOG

          As of December 31, 1997, the Company had a backlog of uncompleted projects under contract aggregating approximately $119,220,000 (compared to approximately $137,372,000 as of December 31, 1996), of which approximately $48,826,000 is attributable to earthwork and utility contracting services, approximately $2,709,000 is attributable to demolition and dismantling services, approximately $1,100,000 is attributable to asbestos abatement services, and approximately $66,010,000 is attributable to solid waste management services. The Company anticipates that it will recognize approximately $66,000,000 of revenues from these projects by the end of 1998 with the remaining revenue to be recognized through the year 2004.

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

          The Company believes the principal competitive factors in the specialty contracting services industry are safety, reputation, technical proficiency, surety bonding capability, managerial experience, price, and breadth of services offered.

      INSURANCE COVERAGE

          The Company currently maintains comprehensive general liability insurance, with total coverage of $51,000,000 for any single occurrence and $53,000,000 for aggregate claims relating to damage to persons or property. These policies cover all activities of the Company and its subsidiaries except for its asbestos-related activities and certain non-asbestos related liabilities such as pollution liability damage (sudden or gradual) caused by the discharge or release of any irritant or contaminant. In addition, the Company has comprehensive general liability coverage that covers, among other things, specific asbestos-related risks up to $1,000,000. In addition, the Company has obtained a $2,000,000 per occurrence/$2,000,000 aggregate blanket policy for contractors pollution liabilities and can obtain additional coverage of up to a total of $6,000,000 as required on a project-by-project basis.

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

          Two of the statutes very important to the Company are the Resource Conservation and Recovery Act of 1976, as amended, and the EPA's implementing regulations of that statute (collectively, "RCRA"), and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). RCRA establishes a comprehensive framework for state and federal regulation of hazardous waste management. It seeks to prevent the release into the environment of hazardous wastes through the development of solid waste management plans and the regulation of the generation, transportation, treatment, storage and disposal of hazardous wastes. On October 9, 1991, the EPA promulgated substantial revisions to its existing RCRA Subtitle D implementing regulations. The revisions set forth minimum national "open dump" criteria for publicly and privately owned municipal solid waste landfills. They include location restrictions, design and operating criteria, groundwater monitoring and corrective action standards, closure and post closure care requirements, and financial assistance criteria. Most revisions became effective October 9, 1993, and states have revised their own laws and regulations to be consistent with the RCRA criteria. Some revisions (i.e., groundwater monitoring requirements) have been phased in over a five-year period that began on October 9, 1991, and others relating to financial responsibility became effective April 9, 1994.

          While RCRA was implemented to prevent the release of hazardous wastes into the environment, CERCLA was designed to establish a national strategy to remedy existing hazardous environmental conditions. CERCLA establishes liability for clean up costs and environmental damages for owners and operators of disposal sites, as well as for persons who generate, transport or arrange for transportation of wastes to a particular site. While CERCLA generally exempts responsible contractors from liability arising from the release or threatened release to which the contractor is responding, it can impose liability on a responsible contractor for that contractor's negligent and grossly negligent acts.

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

      EMPLOYEES

          The Company has approximately 980 employees, of which 9 are employed in executive capacities, 28 in professional capacities, 76 in administrative capacities, 166 as field supervisors and 701 in field operations. A total of 11 of the Company's employees are union members, covered by various collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

          The Company, through its subsidiaries, has implemented employee safety programs that require each employee to complete a general training and safety program. Training topics include approved work procedures and instruction on personal safety and the use of protective equipment. In addition, all employees engaged in asbestos abatement activities are required to attend a minimum three-day to four-day course approved by the EPA and Occupational Safety and Health Administration, and all supervisors of abatement projects are required to attend a 40-hour safety course annually. Moreover, employees are issued detailed training materials and are required to attend ongoing safety seminars. The Company's subsidiaries also conduct job safety analysis in the job bidding stage. Besides the precautions taken with respect to projects, the Company takes additional measures to protect its asbestos and site remediation workers, including providing them with additional protective equipment and sponsoring periodic medical examinations.

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

          The Company's subsidiary, TransCor Waste Services, Inc., owns and operates the following facilities:

          Clearwater, Pinellas County

          The Company's Clearwater facility, located on approximately ten acres, is zoned heavy industrial and contains a T&R building of approximately 33,000 square feet with modular office space of approximately 3,000 square feet. The Clearwater facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of $821,000. The note matures on January 1, 1999, and bears interest at a rate of 1 percent above the lender's prime rate. As additional security for the lender, the Company executed an assignment of rents and leases in the event of a default under the mortgage.

          Tampa, Hillsborough County

          The Company's Tampa facility is located on approximately four and one-quarter acres in downtown Tampa. The property is zoned heavy industrial and contains an approximately 15,000 square foot T&R building. The Tampa facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of $525,000. This note matures on March 1, 2001, and bears interest at a rate of 1.5 percent above the lender's prime rate.

          Jacksonville, Duval County

          The Company's Jacksonville facility is located on approximately ten acres. The property is zoned light industrial and contains an approximately 37,500 square foot recycling building, 2,000 square feet of office space, and a 1,500 square foot maintenance shop. The Jacksonville facility is subject to a mortgage, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of $1,314,000. The note matures on January 1, 2012, and bears interest at the rate of 8.75 percent per annum. As additional security for the payments under the notes and the Company's performance of its obligations under the mortgage, the Company executed a modification to the mortgage to assign all rents from the property or to appoint a receiver in the event of a default under the mortgage.

          Miami, Dade County

          The Company's Miami facility is located on approximately four and one-half acres, is zoned industrial, contains an approximately 60,500 square foot T&R building, and contains an office area of approximately 2,500 square feet that is used for its Miami collection operations. The Miami facility is subject to a mortgage, which was refinanced during 1995, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of approximately $828,000. The note matures on July 30, 2003, and bears interest at a rate of 1.5 percent above the prime rate of CitiBank, N.A. As additional security for the lender, the Company executed a conditional assignment of leases, rents, and profits in the event of a default under the mortgage.

          Fort Pierce, St. Lucie County

          The Company's Fort Pierce facility is located on approximately two acres and is zoned heavy industrial. The facility contains an approximately 1,000 square foot warehouse and office space of approximately 1,000 square feet. The Fort Pierce facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of approximately $165,000. The note matures on March 1, 1999, and bears interest at a rate of 3.75 percent above the lender's prime rate. The land and building comprising this facility were sold in January 1998. Operations had ceased in this facility on November 1997 when the contract with St. Lucie County was sold. The mortgage was paid in full using proceeds from the sale of the facility. The Company recognized a loss of approximately $90,000 on the sale.

          Lantana, Palm Beach County

          The Company's Lantana facility is located on approximately five acres and is zoned industrial. The facility contains an approximately 36,000 square foot building, an office area of approximately 3,900 square feet, and a maintenance shop of approximately 7,000 square feet. The Lantana facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount of approximately $883,000 at December 31, 1997. The note matures on October 18, 2010, and bears interest at the rate equal to the lender's prime rate. Operations in the Lantana facility ceased in August 1997.

          The Company's cost for land, buildings and improvements is approximately $2,011,000. As of December 31, 1997, the Company wrote-down the recorded value of these assets by $500,000, and the facility is for sale.

          Fort Myers, Lee County

          The Company's Fort Myers facility is located on approximately two acres and is zoned industrial. The facility contains a building of approximately 6,400 square feet and office areas of approximately 2,200 square feet. The Fort Myers facility, which began operations on October 1, 1995, is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of approximately $323,000. The note matures on August 9, 2000, and bears interest at the rate of 9.25 percent.

          As a result of the recently awarded solid waste franchise agreement with the City of Cape Coral, Florida, the Company will require a larger facility to service an increased revenue base. In early 1998, the Company made a bid on a competitor's idle facility, which would meet the Company's expansion needs in the Lee County area. The bid of $700,000 was for land and buildings. The Company may sell its current facility if its bid for this property is successful.

          Sales of Properties

          Effective May 31, 1998, TransCor sold the Jacksonville property along with certain other assets and businesses for approximately $11,600,000, which resulted in a gain to the Company. In addition, as of December 31, 1997, management holds for sale the Lantana property and related businesses.

      Item 3.   Legal Proceedings

          The Company is involved in various legal actions and claims arising in the ordinary course of its business, none of which is expected to have a material effect on the Company's financial position or results of operations.

      Item 4.   Submission of Matters to a Vote of Security Holders

          None.

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

                               1997                   High       Low
              ------------------------------------- --------- ---------

              First Quarter . . . . . . . . . . . . $   4.250 $   3.000
              Second Quarter  . . . . . . . . . . . $   4.000 $   2.500
              Third Quarter . . . . . . . . . . . . $   6.000 $   3.813
              Fourth Quarter  . . . . . . . . . . . $   7.000 $   4.500

                               1996                   High       Low
              ------------------------------------- --------- ---------

              First Quarter . . . . . . . . . . . . $   7.875 $   5.250
              Second Quarter  . . . . . . . . . . . $   5.750 $   4.875
              Third Quarter . . . . . . . . . . . . $   5.000 $   3.500
              Fourth Quarter  . . . . . . . . . . . $   4.125 $   3.250

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

      HISTORICAL OPERATING STATEMENT DATA:

                                          Years ended December 31,
                                    (In thousands, except per share data)
                              ------------------------------------------------
                                 1993      1994     1995      1996      1997
                              --------- --------- --------- ------------------

      Gross revenue . . . . . $ 83,609  $ 96,755  $111,346  $113,241 $ 135,311
      Net revenue . . . . . .   77,405    85,353    95,426    97,977   113,526
      Operating income
        (loss) (1)  . . . . .    3,666     2,670     4,596    (7,806)   (5,793)
      Income (loss) from
        operations before
        provision (benefit)
        for income taxes  . .    3,196     1,533     2,833   (10,775)   (9,687)
      Net income
        (loss) (2)  . . . . .    1,753       797     1,343    (8,683)   (8,518)

      PER SHARE DATA (3):

      Net income (loss) per
        share - basic . . . . $    .39  $    .18  $    .30  $  (1.96)$   (1.97)
      Net income (loss) per
        share - diluted . . . $    .39  $    .18  $    .29  $  (1.96)$   (1.97)
      Weighted average number
        of common shares
        outstanding - basic .    4,443     4,443     4,445     4,420     4,318
      Weighted average number
        of common shares
        outstanding - diluted    4,483     4,496     4,578     4,420     4,419
      Cash dividends per
        share . . . . . . . .     None      None      None      None      None

      (1) The 1997 operating results include charges of approximately $8,750 in the fourth quarter related to revisions of contract estimates and adjustments to contract claims and change order settlements. The 1996 operating results include charges of $6,452 in the fourth quarter related to similar matters.

      (2) The 1997 income tax benefit of $1,168 relates to TransCor, which is not consolidated with Kimmins Corp. for tax purposes. The 1996 results included a benefit for income taxes of $2,092, which is net of a valuation allowance of $1,707 related to the future recoverability of deferred tax asset balances.

      (3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No. 128, " Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to the Consolidated Financial Statements beginning on page 27.

      HISTORICAL BALANCE SHEET DATA:

                                             As of December 31,
                                               (In thousands)
                              ------------------------------------------------
                                 1993      1994     1995      1996      1997
                              --------- --------- --------- ------------------

      Current assets  . . . . $ 33,716  $ 36,200  $ 44,117  $ 41,856 $  45,417
      Working capital
        (deficiency)  . . . .   12,041    11,205    11,548     5,587   (13,289)
      Total assets  . . . . .   70,192    72,689    93,629    93,083   135,016
      Long-term debt  . . . .   19,454    17,032    26,540    31,360    69,621
      Stockholders' equity  .   23,102    24,514    26,381    17,853     9,393

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

                                                                Percentage
                                                            Increase (Decrease)
                                Percentage of Net Revenue       Year ended
                                 Year Ended December 31,       December 31,
                              ----------------------------  -------------------
                                                            1996 vs.  1997 vs.
                                 1995      1996     1997      1995      1996
                              --------- --------- --------- ------------------

      Gross revenue . . . . .   116.7%    115.5%    119.2%      1.7%     19.5%
      Outside services  . . .    16.7%     15.5%     19.2%     (4.1%)    42.7%
                              --------- --------- ---------
      Net revenue . . . . . .   100.0%    100.0%    100.0%      2.7%     15.9%
      Cost of revenue
        earned  . . . . . . .    81.2%     92.1%     91.1%     16.5%     13.7%
                              --------- --------- ---------
      Gross profit  . . . . .    18.8%      7.9%      8.9%    (57.1%)    44.3%
      Selling, general and
        administrative
        expense . . . . . . .    14.0%     15.8%     14.0%     16.1%      7.4%
                              --------- --------- ---------
      Operating income
        (loss)  . . . . . . .     4.8%     (7.9%)    (5.1%)  (269.8%)   (25.8%)
      Minority interest in
        net (income) loss
        of subsidiary . . . .    (0.3%)     0.1%      0.5%   (140.0%)   292.5%
      Interest expense,
        net . . . . . . . . .    (1.5%)    (3.2%)    (3.9%)   119.1%     42.8%
                              --------- --------- ---------
      Income (loss) before
        provision for income
        taxes (benefit) . . .     3.0%    (11.0%)    (8.5%)  (480.3%)   (10.1%)
      Provision for income
        taxes (benefit) . . .     1.6%     (2.1%)    (1.0%)
                              --------- --------- ---------
      Net income (loss) . . .     1.4%     (8.9%)    (7.5%)  (746.8%)     1.9%
                              ========= ========= =========

      Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

          The Company incurred a net loss of $8,518,000 for the year ended December 31, 1997, compared to a net loss of $8,683,000 for the year ended December 31, 1996. Approximately $6,454,000 of the 1997 loss was attributable to the Company's specialty contracting segment, and a net loss of approximately $2,064,000 (net of the minority interest) was attributable to the solid waste management services segment. The 1997 net loss associated with the solid waste management segment was primarily attributable to a decrease in revenue and an increase in overhead costs. During 1998, TransCor has sold or placed for sale certain of the non-performing assets and contracts that contributed to the waste management segment losses. Sales of such assets resulted in proceeds to TransCor in 1998 of approximately $11,600,000. The net loss in the specialty contracting segment was attributable to a number of factors, including delays and disruption of contracts during the fourth quarter of 1997 and the first quarter of 1998, caused by the severe influences of weather patterns (the "El Nino Effects") that affected the southeast. In addition, the two remaining contracts in the Company's Northeastern (New York-based) Division, which the Company has exited, incurred additional losses in 1997 of approximately $3,409,000 that were due to conditions that arose during 1997. Finally, certain utility and roadwork contracts with the Florida Department of Transportation ("FDOT") resulted in losses of approximately $3,200,000 related to customer-caused and weather-caused delays. The Company has discontinued any new FDOT contracting, in order to focus on more profitable specialty contracting services.

          A line-by-line analysis of the Company's statements of operations follows below:

          During the year ended December 31, 1997, net revenue increased by $15,549,000, or 16 percent, to $113,526,000 from $97,977,000 for the year ended December 31, 1996. The increase in revenue associated with the Company's utility contracting services ($22,435,000 increase in net revenue) is due to the Company's change in focus towards non-environmental projects. Revenue for land reclamation services increased from approximately $2,562,000 in 1996 to approximately $25,061,000 in 1997 and represents 27 percent of specialty contracting services and 19 percent of total revenues for 1997. The change in revenue associated with the Company's remediation services ($6,079,000 decrease in net revenue), asbestos abatement services ($649,000 increase in net revenue), and industrial demolition services ($1,000 increase in net revenue) is due to the Company de-emphasizing these services and only performing this work in conjunction with the Company's other non-environmental activities. The decrease in revenue associated with the Company's solid waste management services ($1,497,000 decrease in net revenue) is primarily due to the closure of two facilities during 1997. Utility contracting services net revenue, as a percentage of total net revenue, increased to 57 percent for the year ended December 31, 1997, from 43 percent for the year ended December 31, 1996. Remediation, abatement and demolition services combined decreased to 6 percent from 13 percent. Solid waste management services net revenue comprised 37 percent of total net revenue in 1997 compared to 45 percent in 1996. The impact of price increases on net revenue is less than 1 percent.

          Outside  services, which  primarily consist  of  subcontractor costs, increased as  a percentage of net revenue from 16 percent during the year ended December 31, 1996, to 19 percent during 1997. The Company will  use

      the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a higher extent during 1997 than 1996 due to the ongoing contracts and the specific work requirements.

          Cost of revenue earned increased to $103,402,000 for the year ended December 31, 1997, from $90,962,000 for the comparable period of 1996. As a result, gross profit during the year ended December 31, 1997, increased to $10,124,000 (9 percent of net revenue) from $7,015,000 (7 percent of net revenue) in 1996. The increase in the dollar amount and percentage of gross profit primarily is associated with the Company's utility contracting ($2,949,000 increase in gross profit), demolition contracting ($1,293,000 decrease in gross loss), asbestos abatement services ($316,000 decrease in gross loss), and other services ($40,000 increase in gross profit) and were partially offset by decreases in gross profit from remediation services ($1,281,000 increase in gross loss). The increase in gross profit from utility contracting services is attributable mainly to new contracts with higher profit margins regarding land reclamation services for phosphate mining companies, which was partially offset by losses on certain FDOT contracts. The Company is currently not bidding on any further FDOT contracts. The decrease in losses at the gross margin level for remediation, abatement and demolition operations is directly related to the closure of the northeast office. However, losses of $2,948,000, including loss reserves for future performance, were recorded in 1997 with respect to the two remaining contracts in the former Northeast Division service area. Costs for legal fees associated with a claim comprise $304,000 of the total loss of $405,000 for remediation operations and the majority of costs included in the $129,000 loss for abatement operations in the northeast.

          Depreciation and amortization, included in cost of revenue, increased to $8,796,000 in 1997, from $5,650,000 in 1996. The increase relates primarily to depreciation expense, and resulted from the purchase during the first and fourth quarters of 1997 of approximately $39,000,000 of heavy construction equipment that had previously been leased under operating leases. Because the equipment purchase transactions affected only a portion of the year ended December 31, 1997, depreciation expense in 1998 will be higher in respect of the full year of depreciation on such equipment. Conversely, operating lease expense which amounted to approximately $11,808,000 and $11,853,000 in each of 1996 and 1997, respectively, will decline significantly in 1998 with the elimination in 1997 of certain operating lease arrangements. In addition, 1998 amortization expense will increase approximately $400,000 as a result of the conversion in the fourth quarter of 1997 of certain real estate related notes receivable to an equity interest, containing goodwill, in the underlying properties.

          The improvements in the special contracting segment were partially offset by decrease in the solid waste managements services segment. Gross margin for solid waste management services decreased from approximately $7,297,000 in 1996 to approximately $7,089,000 in 1997. The $208,000 decrease in gross margin is mainly attributable to increased competition, the closure of two regional facilities during 1997, and a decrease of approximately $2,278,000 in revenue at a third facility.

          Included  in  the Company's  operating  results for  the  years ended
      December 31, 1996 and 1997 is the activity related to the settlement and/or resolution of contract claims and unapproved change orders. This activity can be summarized as follows:

                                                     Years ended December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------

      Claim recoveries  . . . . . . . . . . . . . . $  2,013,000  $    431,000

      Cost of recoveries  . . . . . . . . . . . . .    4,916,000     1,278,000
                                                    ------------- -------------

      Loss on resolved claims . . . . . . . . . . . $ (2,903,000) $   (847,000)
                                                    ============= =============

          In addition, the Company incurred costs associated with unresolved claims of $2,079,000 and $3,216,000 during 1996 and 1997, respectively.

          The Company had the following balances recorded relating to contract claims and unsigned change orders at December 31, 1996 and 1997:

                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------

      Claims  . . . . . . . . . . . . . . . . . . . $  5,558,000  $ 11,989,000
      Unapproved change orders  . . . . . . . . . .    3,392,000             0
                                                    ------------- -------------
                                                    $  8,950,000  $ 11,989,000
                                                    ============= =============

      Cumulative external claim preparation
        costs included above  . . . . . . . . . . . $    295,000  $          0
                                                    ============= =============

          During 1997, selling,  general and administrative expenses  increased to $15,917,000 (14 percent) from $14,821,000 (15 percent) of net revenues for  the year ended  December 31, 1996.  The dollar increase  in selling,
      general,  and  administrative  expenses   primarily  is  attributable  to
      increased overhead  costs, such as  office salaries and  marketing costs, associated with higher levels  of operations. The percentage  decrease in selling, general and administrative expenses primarily is associated with the growth of  the Company's specialty contracting operations,  which has historically operated with  a lower overhead structure than the Company's solid waste management operations, which  has an overhead structure equal to 18 percent of its net revenue in 1997 compared to 14 percent in 1996.

          The percentage increase in selling, general and administrative expenses for the solid waste management segment is primarily attributable to non-recurring costs. The increase of $1,593,000 is directly related to advertising costs for a new contract of approximately $500,000, an increase in compensation expense of approximately $563,000 due to a temporary increase in staff levels, and costs associated with the closing and sale of facilities and operating assets of approximately $1,173,000, including an impairment loss of $590,000 to certain land and buildings held for sale, a write-off of intangible assets of $183,000, and a reserve for doubtful accounts of $400,000 regarding the sale of certain residential service contracts. The costs were partially offset by gains of approximately $445,000 on the sale of certain contracts and related equipment and approximately $200,000 in savings in other costs.

          The percentage decrease in selling, general and administrative expenses for specialty contracting operations is attributable to the increase in net revenue of approximately $17,046,000, which represents an increase of 47 percent.

          As a result of the foregoing, the Company's operating loss was $5,793,000 (negative 5 percent of net revenue) during the year ended December 31, 1997, compared to an operating loss of $7,806,000 (negative 8 percent of net revenue) during the same period in 1996.

          Minority interest in net loss of the TransCor subsidiary was $542,000 for the year ended December 31, 1997, compared to minority interest in net income of $138,000 for the year ended December 31, 1996. The minority interest in net income or loss of such subsidiary reflects an approximate 26 percent ownership interest in TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The decrease in TransCor's earnings between years is attributable to the lower profit margins earned on certain solid waste management services in 1997.

          Interest expense, net of interest income, increased to $4,436,000 during the year ended December 31, 1997, compared to $3,107,000, for the year ended December 31, 1996. The increase is attributable to increases in average borrowings during the year and to approximately $43,000,000 of heavy construction equipment financing in the first and fourth quarters of 1997 relating to the specialty contracting segment. Interest expense in 1998 will be higher than amounts reflected in 1997 in respect of the full year of interest on the equipment financing that occurred in the first and fourth quarters of 1997.

          During 1997, the Company contributed approximately $6,000,000 in receivables from affiliates to Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"), in exchange for 49 percent non-controlling, preferred limited partnership interests in the Apartments. The amount in excess of the underlying equity ($12,066,000) was attributed to goodwill and is being amortized over 30 years. The Company recorded equity in losses in the Apartments of approximately $81,000, which represents the Company's proportionate share of the Apartment' net loss for the period October 22, 1997, through December 31, 1997. The Company also recorded equity in income of Cumberland Technologies, Inc. ("Cumberland") of $51,000 for the year ended December 31, 1997.

          The Company's effective tax rate was negative 12.1 percent for the year ended December 31, 1997, compared to a tax rate of negative 19.5 percent for the year ended December 31, 1996. The decrease in the effective tax rate was primarily due to the net operating loss generated by the Company and the resulting recognition of future tax benefits from credit and loss carryforwards. The net operating loss ("NOL") generated in the year ended December 31, 1997, was approximately $7,465,000. The NOL will be carried forward to offset any taxable income in future years. For alternative minimum tax purposes, the loss carryforward is approximately $4,933,000. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2011; however, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of approximately $2,801,000 has been recognized. In addition to the loss carryforwards, the Company has approximately $697,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

          As a result of the foregoing, the Company incurred a net loss for the year ended December 31, 1997, of $8,518,000 (negative 7.5 percent of net revenue) compared to a net loss of $8,683,000 (negative 9 percent of net revenue) during the same period in 1996.

      Year Ended December 31, 1996, Compared to Year Ended December 31, 1995

          The Company incurred a net loss of $8,683,000 for the year ended December 31, 1996, compared to net income of $1,343,000 for the year ended December 31, 1995. Approximately $8,295,000 of the 1996 loss was attributable to several matters related to the Company's specialty contracting segment, and approximately $388,000 of the net loss (net of the minority interest) was attributable to the solid waste management services segment. The 1996 net loss associated with the solid waste management segment was primarily attributable to a demolition contract claim and a change order settlement which totaled $395,000. As it relates to the specialty contracting segment, the Company incurred $2,903,000 of pretax losses related to the settlement and/or resolution of contract claims and unapproved change orders. In addition, the
      Company incurred losses on two remediation contracts located in the northeast region that resulted in pretax losses of $1,369,000. These losses were attributable to the Company's de-emphasis of work located in the northeastern states and focus towards operations located in the southeastern states, primarily Florida. This de-emphasis resulted in operational inefficiencies, such as work slow downs, that were the ultimate causes of the losses. As management focused on the resolution of the operating issues related to the northeast region, operational inefficiencies in the southeast region arose, resulting in a pretax charge of $3,580,000 related to five utility and two demolition and abatement projects.

          Certain of the above charges occurred in the fourth quarter of 1996, resulting in an aggregate pretax loss of $6,452,000. Information related to these matters substantially arose during the fourth quarter of the year. As it relates to the specialty contracting segment, the Company incurred $2,455,000 of pretax losses related to the settlement and/or resolution of contract claims and unapproved change orders during the fourth quarter of 1996. The losses associated with the remediation and utility contracting contracts that related to the fourth quarter was $1,543,000 and $2,454,000, respectively.

          A line-by-line analysis of the Company's statements of operations follows below:

          During the year ended December 31, 1996, net revenue increased by $2,551,000, or 3 percent, to $97,977,000 from $95,426,000 for the year ended December 31, 1995. The increase in revenue associated with the Company's solid waste management services ($4,492,000 increase in net revenue) is primarily due to the commencement of two municipal contracts during October 1995 to provide residential collection services. The increase in revenue associated with the Company's utility contracting services ($1,676,000 increase in net revenue) is due to the Company's change in focus towards non-environmental projects. The decrease in revenue associated with the Company's remediation services ($1,602,000 decrease in net revenue), asbestos abatement services ($1,243,000 decrease in net revenue), and industrial demolition services ($772,000 decrease in net revenue) is due to the Company de-emphasizing these services and only performing this work in conjunction with the Company's other environmental demolition activities. The impact of price increases on net revenue was less than 1 percent.

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

          Cost of revenue earned increased to $90,269,000 for the year ended December 31, 1996, from $77,466,000 for the comparable period of 1995. As a result, gross profit during the year ended December 31, 1996, decreased to $7,708,000 (8 percent of net revenue) from $17,960,000 (19 percent of net revenue) in 1995. The decrease in the dollar amount and percentage of gross profit primarily is associated with the Company's utility contracting ($3,923,000 decrease in gross profit) and remediation operations ($3,703,000 decrease in gross profit). The decrease in gross profit from utility contracting services is directly related to management's decision to stop legal action related to two unapproved change orders and to a project that failed to perform to the Company's original projections. The decrease in gross profit from remediation services is directly related to losses incurred on two projects that failed to perform to the Company's original projections and the settlement of a contract claim that resulted in a pretax loss of approximately $448,000. In addition, the Company incurred certain decreases in its industrial demolition services ($1,380,000 decrease in gross profit), solid waste management services ($848,000 decrease in gross profit), and asbestos abatement services ($398,000 decrease in gross profit). The decrease in gross profit associated with the Company's industrial demolition services is due to a judge's reversal of a previous jury award in favor of the Company on a contract claim, resulting in a pretax charge to operations of $1,572,000.

          Included  in  the Company's  operating  results for  the  years ended
      December 31, 1995 and 1996 is the activity related to the settlement and/or resolution of contract claims and unapproved change orders. This activity can be summarized as follows:
                                                     Years ended December 31,
                                                    ---------------------------
                                                        1995          1996
                                                    ------------- -------------

      Claim recoveries  . . . . . . . . . . . . . . $  1,618,000  $  2,013,000

      Cost of recoveries  . . . . . . . . . . . . .    1,145,000     4,916,000
                                                    ------------- -------------

      Gain (loss) on resolved claims  . . . . . . . $    473,000  $ (2,903,000)
                                                    ============= =============


          In addition, the Company incurred costs associated with unresolved claims of $6,440,000 and $2,079,000 during 1995 and 1996, respectively.

          The Company had the following balances recorded relating to contract claims and unsigned change orders at December 31, 1995 and 1996:

                                                           December 31,
                                                    ---------------------------
                                                        1995          1996
                                                    ------------- -------------

      Claims  . . . . . . . . . . . . . . . . . . . $  9,128,000  $  5,558,000
      Unapproved change orders  . . . . . . . . . .    2,659,000     3,392,000
                                                    ------------- -------------
                                                    $ 11,787,000  $  8,950,000
                                                    ============= =============

      Cumulative external claim preparation
        costs included above  . . . . . . . . . . . $  1,226,000  $    295,000
                                                    ============= =============

          During 1996, selling, general and administrative expenses increased to $14,821,000 from $12,894,000 for the year ended December 31, 1995. The dollar increase in selling, general, and administrative expenses primarily is attributable to increased overhead costs, such as office salaries and marketing costs, associated with higher levels of operations. The percentage increase in selling, general and administrative expenses primarily is associated with the growth of the Company's solid waste management operations, which has an overhead structure equal to 15 percent of its net revenue. These services have historically operated with a higher overhead structure than the Company's specialty contracting operations, which has an overhead structure equal to 15 percent of its net revenue.

          As a result of the foregoing, the Company incurred an operating loss of $7,806,000 (negative 8 percent of net revenue) during the year ended December 31, 1996, compared to operating income of $4,596,000 (5 percent of net revenue) during the same period in 1995.

          Minority interest in net loss of the TransCor subsidiary was $138,000 for the year ended December 31, 1996, compared to minority interest in net income of $345,000 for the year ended December 31, 1995. The minority interest in net income or loss of such subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The decrease in TransCor's earnings between years is attributable to the profit margins earned on certain solid waste management services.

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

          During 1996, the Company converted a $5,700,000 note receivable from Cumberland into a common stock investment, representing a 30 percent interest in Cumberland. The note was converted based upon the current stock market price, which was less than the underlying equity in the book value of Cumberland. The amount in excess of the underlying equity was attributed to goodwill and is being amortized over 20 years. The Company recorded equity in losses of Cumberland of approximately $37,000, which represents the Company's proportionate share of Cumberland's net loss for the period November 5, 1996, through December 31, 1996.

          The Company's effective tax rate was (19.5) percent for the year ended December 31, 1996, compared to a tax rate of 52.6 percent for the year ended December 31, 1995. The decrease in the effective tax rate was primarily due to the net operating loss generated by the Company and the resulting recognition of future tax benefits from credit and loss carryforwards. The net operating loss ("NOL") generated in the year ended December 31, 1996, was approximately $11,200,000. Approximately $4,500,000 will be carried back to prior tax years, resulting in approximately $900,000 of federal tax refunds. The remaining NOL of approximately $6,700,000 will be carried forward to offset any taxable income in future years. For alternative minimum tax purposes, the loss carryforward is approximately $6,200,000. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2011; however, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of approximately $1,700,000 has been recognized. In addition to the loss carryforwards, the Company has approximately $836,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

          As a result of the foregoing, the Company incurred a net loss for the year ended December 31, 1996, of $8,683,000 (negative 9 percent of net revenue) compared to a net income of $1,343,000 (1 percent of net revenue) during the same period in 1995.

      Liquidity and Capital Resources

          Cash provided by operating activities was $4,941,000, $1,061,000, and $1,124,000 for the years ended December 1995, 1996 and 1997, respectively. Cash provided or (used) by the operating activities of the Company's solid waste management services segment amounted to $4,306,000, $4,464,000, and ($131,000 ) in 1995, 1996 and 1997, respectively. Cash provided or (used) by the Company's specialty contracting segment amounted to $635,000, ($3,403,000), and $1,255,000 in 1995, 1996 and
      1997, respectively. Cash was used by the solid waste management services segment operations in 1996 at expected levels. Cash was provided in the specialty contracting operations due to significant revenue growth, discussed under results of operations, offset by the increase in payments on accounts payable and accrued expenses. Increases or (decreases) in the Company's accounts payable and accrued expenses amounted to $7,630,000, $2,834,000, and ($116,000) in 1995, 1996 and 1997,
      respectively. While these increases in 1995 and 1996 were generally in response to increased operating levels, the reduction in 1997 was the result of facility closures in the solid waste management services segment. In addition, in 1997 cash flow was provided from decreases in accounts and notes receivable ($4,404,000) and income tax refund receivables ($952,000) and an increase in billings in excess of costs and estimated earnings on uncompleted contracts ($3,831,000).

          The Company made capital expenditures of $15,425,000, $6,968,000, and $8,341,000 in 1995, 1996, and 1997, respectively. These expenditures were primarily related to the acquisition of equipment associated with the Company's solid waste management and utility contracting operations. In addition to cash expenditures for equipment, the Company acquired approximately $39,000,000 of heavy construction equipment during the first and fourth quarters of 1997 that, as further discussed below, were previously leased under operating leases. Since the equipment was financed by the former lessor, the equipment acquisitions were accounted for as a non-cash financing and investing activities. Management believes future capital expenditures will be financed by available cash resources, cash flow from operations and available credit resources, as needed.

          During 1997, the Company generated cash from financing activities of $8,022,000. Borrowings in 1997 included $5,522,000 for purchases of equipment in the solid waste management services segment, primarily to support the Hillsborough County contract that began October 1, 1997. Other borrowings in 1997 related primarily to working capital drawings of $12,200,000 on a new $16,000,000 working capital line of credit further discussed below in the specialty contract services segment. Approximately $7,000,000 of the drawings on the new line of credit were used to pay down an existing line of credit to approximately $4,235,000. Subsequent to year end that existing line of credit was paid in full and the available borrowing base was reduced to $2,874,000, and is used only for certain stand-by letters of credit. The 1997 borrowings, coupled with the non-cash equipment financing, referred to previously, and the related payments, resulted in an increase in the total indebtedness of the Company to $86,046,000 at December 31, 1997 ($37,715,000 at December 31,
      1996). Current maturities of total indebtedness amount to $17,385,000 at December 31, 1997 ($7,794,000 at December 31, 1996).

          Net borrowings on credit lines and debt balances were $10,315,000 and $5,229,000 in 1995 and 1996, respectively.

          During 1996 and 1997, the Company purchased 73,828 and 76,600 shares of the Company's common stock on the open market for cash of $311,000 and $421,000, respectively. The Company may purchase additional shares from time to time if market conditions warrant such additional purchases.

          On February 26, 1997, the Company, through its Kimmins Contracting Corp. subsidiary, entered into a credit agreement with a financial institution that provided for unrestricted borrowings up to $11,000,000. On November 24, 1997, the credit agreement was increased to $16,000,000. As of December 31, 1997, the Company has drawn approximately $12,200,000 on the facility, which, as noted above, was used to partially pay down bank debt. Borrowings on this facility are due in February 1999. In addition, on February 26, 1997, the Company issued approximately $13,041,000 of term debt to acquire heavy construction equipment used in the specialty contracting business that had been leased under operating leases. The term debt requires periodic payments through February 2004. On November 24, 1997, proceeds of a second term loan of $28,590,000 were used to finance additional operating assets currently used in the specialty contracting services segment. The term debt requires periodic payments through December 2002 and a balloon payment in January 2003.

          The Company is subject to a variety of restrictive covenants under various debt agreements with one of its institutional lenders. In 1997 the Company failed to meet the consolidated net income requirement under approximately $4,235,000 of its bank debt and approximately $54,000,000 of other financial institution debt. As of December 31, 1997, the Company obtained waivers for these covenants. While management believes that the Company will maintain compliance under the terms of the agreements, including those conditions amended or waived, any further inability to achieve compliance with the loan covenants could affect the Company's access to further borrowings or require it to secure additional equity by other means.

          During the years ended December 31, 1996 and 1997, the Company's average contract and trade receivables were outstanding for 76 and 70 days, respectively. The Company anticipates sustaining this rate of collection for the year ended December 31, 1998. Management believes that the number of days outstanding for its receivables approximates industry norms. Part of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will generally result in a delay of payment to subcontractors.

          Effective May 31, 1998, certain assets, businesses and contracts of the waste management segment, with a net book value of approximately $6,100,000, were sold for cash of $11,600,000. The operations of the businesses sold had 1997 revenue of approximately $9,200,000 and a net loss of approximately $1,000,000. Cash from this transaction was used to pay approximately $3,800,000 of TransCor debt and $1,300,000 was advanced to Kimmins. The remaining cash is unrestricted and available to the Company for use in operations.

          In addition to the sales above, the Company has discontinued the use of certain assets with a net book value of approximately $4,046,000 and has placed them for sale. Of these assets, approximately $1,800,000 relates to assets from the discontinuance of a certain remediation business in the specialty contracting segment.

          As a result of the 1997 operating loss incurred, which included the accrual of losses for future contract performance on certain specialty contracting contracts, and the financing arrangements described above, that had the affect of significantly increasing current maturities of long-term debt over levels in previous years, the Company has a working capital deficiency as of December 31, 1997. Management of the Company anticipates that its projected operations, coupled with the aforementioned sale of businesses, will generate sufficient levels of cash to fulfill its current and future obligations in the normal course of business.

          The Company had a note receivable in an original amount of $3,638,696 from the Apartments, of which Mr. Francis M. Williams is the sole shareholder of the corporate general partner and the sole limited partner. The note receivable accrued interest at prime plus 1.375 percent, increasing to prime plus 2 percent, with principal and interest payable in monthly installments through December 31, 1998, and was guaranteed by Mr. Williams. The Company did not receive any interest or principal payments during 1997 relating to this note receivable, and the Company has not recognized interest income since 1996. The amount due from the Apartments at December 31, 1996, was approximately $3,851,000.

          On October 22, 1997, the Company contributed its note receivable in an amount of approximately $3,851,000 from the Apartments and other receivables of $3,059,000 for a non-controlling 49 percent preferred limited partnership interest in the Apartments and a receivable of $900,000 from the Apartments. The amount of $12,066,000 in excess of the underlying equity was attributed to goodwill and is being amortized over thirty years. The Company will be allocated 49 percent of operating income, losses and cash flow. The preference in the Company's equity interest in the Apartments occurs upon the sale of the underlying partnership properties. Upon the occurrence of a capital transaction, the Company would receive cash flows from the sale or refinancing of the Apartments' assets equal to its capital contribution prior to any other partner receiving any proceeds. The Company accounts for its investment in the Apartments using the equity method.

          The Company's current bonding coverage for non-environmental projects is $60,000,000 for an individual project and $120,000,000 in the aggregate. Historically, the Company has obtained bonding coverage in amounts up to $8,500,000 for environmental projects and $53,000,000 for non-environmental projects. However, bonding coverage is not guaranteed on projects up to the above limits because each project has its own distinct and separate bond requirements, and it is customary for surety bonding companies to underwrite each surety obligation individually. Management believes that bonding coverages are adequate for the size and scope of projects being performed.

          At December 31, 1997, the Company had a single material commitment for capital expenditures. As part of a municipal solid waste management services contract commencing in October 1998, the Company is committed to acquire $3,500,000 of vehicles and equipment.

          See Note 20 of Notes to Consolidated Financial Statements for the Company's business segment information.

      Effects of Change in Method of Accounting

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company adopted the provisions of SFAS No. 128 effective December 31, 1997. All earnings per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management is currently assessing the impact of SFAS No. 130, but does not expect its effect to be material.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supercedes SFAS No. 14. SFAS No. 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Management is currently assessing the impact of SFAS No. 131, but does not expect its effect to be material.

          In April 1997, the American Institute of Certified Public Accountants issued an Exposure Draft of a proposed SOP, Reporting on the Costs of Start-up Activities. Start-up costs are defined broadly in the proposed SOP as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up costs, including organizational costs, would be expensed as incurred under the proposed SOP. The proposed SOP would be effective for most entities for fiscal years beginning after December 15, 1998. The SOP will require the Company, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. Therefore, in the first quarter of 1999, the Company will record a change for the remaining unamortized balance of contract start-up costs which approximates $875,000 at December 31, 1997.

      Impact of Year 2000

          Some of the Company's older computer programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project is estimated to be immaterial to the financial statements. To date, the Company's incremental costs for assessment of the Year 2000 issue, the development of a modification plan, and the purchase of new software have been insignificant. Management believes that total costs, when completed, will be immaterial to the financial statements.

          The majority of software used by the Company is licensed from various software providers who are currently updating the programs to be Year 2000 compliant. In-house developed programs comprise a small portion of the total software utilized, and the majority of these programs are believed to be Year 2000 compliant.

          The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on the Company's operating system. The Company believes, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

          The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

          The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

      Forward-Looking Information

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

      Item 8.   Financial Statements and Supplementary Data


                                    KIMMINS CORP.
                          INDEX TO FINANCIAL STATEMENTS AND
                             FINANCIAL STATEMENT SCHEDULE
                                                                           Page
                                                                           ----
      Report of Independent Certified Public Accountants  . . . . . . . . .  21

      Consolidated balance sheets at December 31, 1996 and 1997 . . . . . .  22

      Consolidated statements of operations for each of the
        three years in the period ended December 31, 1997 . . . . . . . . .  24

      Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1997 . . . . . . . . .  25

      Consolidated statements of cash flows for each of the three years in the period ended December 31, 1997 . . . . . . . . . . . . . . .  26

      Notes to consolidated financial statements  . . . . . . . . . . . . .  27


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




      The Board of Directors and Stockholders
      Kimmins Corp.


          We have audited the accompanying consolidated balance sheets of Kimmins Corp. as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kimmins Corp. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              /s/ Ernst & Young LLP




      Tampa, Florida
      June 18, 1998

                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------
      Current assets:
        Cash  . . . . . . . . . . . . . . . . . . . $    968,638  $  3,674,027
        Accounts receivable:
         Contract and trade   . . . . . . . . . . .   20,060,169    23,627,522
         Affiliates . . . . . . . . . . . . . . . .    1,648,529       104,658
        Costs and estimated earnings in excess of
         billings on uncompleted contracts  . . . .   15,967,872     5,434,123
        Income tax refund receivable  . . . . . . .    1,199,775       247,561
        Deferred income tax, net  . . . . . . . . .    1,499,329     1,980,148
        Property held for sale  . . . . . . . . . .        -           733,658
        Other current assets  . . . . . . . . . . .      512,110       484,756
                                                    ------------- -------------
         Total current assets . . . . . . . . . . .   41,856,422    36,286,453
                                                    ------------- -------------

      Property and equipment, net . . . . . . . . .   37,012,994    72,775,007
      Property held for sale  . . . . . . . . . . .    1,864,527     3,312,397
      Intangible assets, net  . . . . . . . . . . .      898,853       606,975
      Non-current portion of costs and estimated
        earnings in excess of billings on
        uncompleted contracts . . . . . . . . . .          -         9,130,090
      Accounts receivable - affiliates  . . . . . .    1,450,716       900,000
      Note receivable - affiliate . . . . . . . . .    3,850,727         -
      Investment in the Apartments  . . . . . . . .        -         5,862,067
      Investment in Cumberland Technologies, Inc. .    5,105,632     4,991,956
      Other assets, net . . . . . . . . . . . . . .    1,043,036     1,151,045
                                                    ------------- -------------
                                                    $ 93,082,907  $135,015,990
                                                    ============= =============


                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------
      Current liabilities:
        Accounts payable - trade  . . . . . . . . . $ 19,169,607  $ 19,332,517
        Accrued expenses  . . . . . . . . . . . . .    8,072,187     7,793,596
        Billings in excess of costs and estimated
         earnings on uncompleted contracts  . . . .      752,287     4,583,533
        Current portion of long-term debt . . . . .    7,794,848    17,385,838
        Current portion of Employee Stock
         Ownership Plan trust debt  . . . . . . . .      480,000       480,000
                                                    ------------- -------------
         Total current liabilities  . . . . . . . .   36,268,929    49,575,484
                                                    ------------- -------------

      Long-term debt  . . . . . . . . . . . . . . .   29,920,396    68,660,873
      Employee Stock Ownership Plan Trust debt  . .    1,440,000       960,000
      Deferred income taxes   . . . . . . . . . . .    4,159,605     3,527,480
      Minority interest in subsidiary   . . . . . .    3,440,681     2,898,777
      Commitments and contingencies (Note 16) . . .        -             -

      Stockholders' equity:
        Preferred stock, $.001 par value; 1,000,000
         shares authorized, none issued and                               -
         outstanding  . . . . . . . . . . . . . . .         -
        Common stock, $.001 par value; 32,500,000                        4,447
         shares authorized; 4,447,397 shares issued
         and outstanding  . . . . . . . . . . . . .        4,447
        Class B common stock, $.001 par value;                           2,292
         10,000,000 shares authorized, 2,291,569
         shares issued and outstanding  . . . . . .        2,292
        Capital in excess of par value  . . . . . .   18,730,173    18,730,173
        Retained earnings (deficit) . . . . . . . .    1,228,167    (7,290,073)
        Unearned employee compensation from
         Employee Stock Ownership Plan Trust  . . .   (1,800,000)   (1,320,000)
                                                    ------------- -------------
                                                      18,165,079    10,126,839
        Less treasury stock, at cost (73,828 shares
         and 150,428 shares)  . . . . . . . . . . .     (311,783)     (733,463)
                                                    ------------- -------------
         Total stockholders' equity . . . . . . . .   17,853,296     9,393,376
                                                    ------------- -------------
                                                    $ 93,082,907  $135,015,990
                                                    ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Years ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------
      Revenue:
        Gross revenue . . . . . . . . $111,346,075  $113,240,908  $135,311,067
        Outside services, at cost . .  (15,919,816)  (15,264,042)  (21,785,161)
                                      ------------- ------------- -------------
        Net revenue . . . . . . . . .   95,426,259    97,976,866   113,525,906

      Costs and expenses:
        Cost of revenue earned  . . .   77,935,865    90,962,103   103,401,549
        Selling, general and
         administrative expenses  . .   12,894,121    14,821,251    15,917,357
                                      ------------- ------------- -------------
      Operating income (loss) . . . .    4,596,273    (7,806,488)   (5,793,000)


      Minority interest in net
        (income) loss of
        subsidiary  . . . . . . . . .     (345,320)      138,060       541,904

      Interest expense (net of
        interest income of
        approximately $1,005,000,
        $569,000, and $169,000 for the
        years ended December 31, 1995,
        1996, and 1997,
        respectively) . . . . . . . .    1,417,802     3,107,000     4,435,853
                                      ------------- ------------- -------------
      Income (loss) before provision
        for income taxes (benefit)  .    2,833,151   (10,775,428)   (9,686,949)

      Provision for income taxes
        (benefit):
         Current  . . . . . . . . . .      661,472      (934,864)      (55,765)
         Deferred . . . . . . . . . .      829,096    (1,157,125)   (1,112,944)
                                      ------------- ------------- -------------
                                         1,490,568    (2,091,989)   (1,168,709)
                                      ------------- ------------- -------------
                                      $  1,342,583  $ (8,683,439) $ (8,518,240)
      Net income (loss)   . . . . . . ============= ============= =============


                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                                    KIMMINS CORP.

                  CONSOLIDATED STATEMENTS OF OPERATIONS (continued)


                                              Years ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------
      Per Share Data:
        Basic income (loss)
         per share  . . . . . . . . . $        .30  $      (1.96) $      (1.97)
                                      ============= ============= =============
        Diluted income (loss)
         per share  . . . . . . . . . $        .29  $      (1.96) $      (1.97)
                                      ============= ============= =============

        Weighted average number of
         shares outstanding used in
         computation:
          Basic . . . . . . . . . . .    4,444,685     4,420,175     4,318,481
                                      ============= ============= =============
          Diluted . . . . . . . . . .    4,578,342     4,420,175     4,318,481
                                      ============= ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.


                                    KIMMINS CORP.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                       Class B
                                  Common Stock      Common Stock    Capital in
                               ----------------- -----------------   Excess of
                                 Shares    Amount   Shares   Amount   Par Value
                               ---------- ------- ---------- ------- -----------
      Balance at
       January 1, 1995  . . .   4,442,997 $ 4,443  2,291,569 $ 2,292 $18,710,378
      Stock options
       exercised  . . . . . .       4,400       4      -        -         19,795
      Employee compensation
        from Employee Stock
       Ownership Trust  . . .        -         -        -        -         -
      Net income  . . . . . .        -         -        -        -         -
                               ---------- ------- ---------- ------- -----------
      Balance at December 31,
       1995 . . . . . . . . .   4,447,397   4,447  2,291,569   2,292  18,730,173

      Employee compensation
       from Employee Stock
       Ownership Trust  . . .        -        -        -        -         -
      Purchase of treasury
       stock, at cost . . . .        -        -        -        -         -
      Net loss  . . . . . . .        -        -        -        -         -
                               ---------- ------- ---------- ------- -----------
      Balance at December 31,
        1996  . . . . . . . .   4,447,397   4,447 2,291,569    2,292  18,730,173
      Employee compensation
       from Employee Stock
       Ownership Trust  . . .        -        -        -        -         -
      Purchase of treasury
        stock, at cost  . . .        -        -        -        -         -
      Net loss  . . . . . . .        -        -        -        -         -
                               ---------- ------- ---------- ------- -----------
      Balance at December 31,   4,447,397 $ 4,447  2,291,569 $ 2,292 $18,730,173
        1997  . . . . . . . .  ========== ======= ========== ======= ===========

                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                                    KIMMINS CORP.

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

                                             Unearned
                                             Employee
                                              Compen-
                                              sation
                                               from
                                             Employee
                                 Retained      Stock                  Total
                                 Earnings    Ownership  Treasury  Stockholders'
                                (Deficit)   Plan Trust    Stock      Equity
                               ----------------------- --------- -------------
      Balance at January 1,
       1995 . . . . . . . . .  $ 8,569,023 $(2,771,934)$   -     $  24,514,202
      Stock options
       exercised  . . . . . .       -            -         -            19,799
      Employee compensation
       from Employee Stock
       Ownership Trust  . . .       -          504,852     -           504,852
      Net income  . . . . . .    1,342,583       -         -         1,342,583
                               ----------- ----------- --------- -------------
      Balance at December 31,
       1995 . . . . . . . . .    9,911,606  (2,267,082)    -         26,381,436

      Employee compensation
       from Employee Stock
       Ownership Trust  . . .        -         467,082     -           467,082
      Purchase of treasury
       stock, at cost . . . .        -           -      (311,783)     (311,783)
      Net loss  . . . . . . .   (8,683,439)      -         -        (8,683,439)
                               ----------- ----------- --------- -------------
      Balance at December 31,
        1996  . . . . . . . .    1,228,167  (1,800,000) (311,783)   17,853,296
      Employee compensation
       from Employee Stock
       Ownership Trust  . . .        -         480,000     -           480,000
      Purchase of treasury
       stock, at cost . . . .        -           -      (421,680)     (421,680)
      Net loss  . . . . . . .   (8,518,240)      -         -        (8,518,240)
                               ----------- ----------- --------- -------------
      Balance at December 31,
        1997  . . . . . . . .  $(7,290,073)$(1,320,000)$(733,463)$   9,393,376
                               =========== =========== ========= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------
      Cash flows from operating
        activities:
         Net income (loss)  . . . . . $  1,342,583  $ (8,683,439) $ (8,518,240)
          Adjustments to reconcile
           net income (loss) to net
           cash provided by operating
           activities:
             Depreciation and
              amortization  . . . . .    4,301,711     5,650,341     8,796,152
             Provision for
              uncollectible accounts
              receivable  . . . . . .      404,455       430,381       772,522
             Minority interest in
              income (loss) of
              subsidiary  . . . . . .      345,320      (138,060)     (541,904)
             (Gain) loss on disposal
              of property and
              equipment . . . . . . .     (241,034)      (22,359)      (94,376)
             Accrued interest on term
              note  . . . . . . . . .     (454,772)     (372,066)        -
             Equity in losses of
              investment  . . . . . .        -            36,766        29,556
             Deferred income taxes  .      829,096    (1,157,125)   (1,112,944)
             Unearned employee
              compensation from
              Employee Stock
              Ownership Plan Trust  .      504,852       467,082       480,000
             Changes in operating
              assets and liabilities:
               Accounts and notes
                receivable  . . . . .     (881,808)    1,520,094    (4,404,372)
               Costs and estimated
                earnings in excess of
                billings on
                uncompleted
                contracts   . . . . .   (6,835,059)    1,033,414     1,403,660
               Income tax refund
                receivable  . . . . .     (371,087)     (149,150)      952,214
               Other assets . . . . .     (864,933)     (535,230)     (353,338)
               Accounts payable -
                trade   . . . . . . .    4,054,862     1,811,337       162,910
               Accrued expenses . . .    3,575,357     1,023,055      (278,591)


                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                                    KIMMINS CORP.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                              Years ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------
               Billings in excess of
                costs and estimated
                earnings on
                uncompleted
                contracts   . . . . .     (768,934)      145,673     3,831,246
                                      ------------- ------------- -------------
                Total adjustments   .    3,598,026     9,744,153     9,642,735
                                      ------------- ------------- -------------
      Net cash provided by operating
        activities  . . . . . . . . .    4,940,609     1,060,714     1,124,495
                                      ------------- ------------- -------------
      Cash flows from investing
        activities:
         Capital expenditures
          including $500,000 of
          business acquisitions
          during 1996 . . . . . . . .  (15,425,379)   (6,968,009)   (8,341,461)
         Proceeds from sale of
          property and equipment  . .      851,623       486,835     1,900,426
                                      ------------- ------------- -------------
      Net cash used by investing
        activities  . . . . . . . . .  (14,573,756)   (6,481,174)   (6,441,035)
                                      ------------- ------------- -------------
      Cash flows from financing
        activities:
         Proceeds from long-term
          debt  . . . . . . . . . . .   19,611,436    14,556,332    24,842,174
         Repayments of long-term
          debt  . . . . . . . . . . .   (8,716,731)   (8,535,914)  (15,918,565)
         Repayments of Employee Stock
          Ownership Plan Trust
          debt  . . . . . . . . . . .     (600,000)     (480,000)     (480,000)
         Purchase of treasury
          stock . . . . . . . . . . .        -          (311,783)     (421,680)
         Proceeds from stock
          options . . . . . . . . . .       19,799         -             -
                                      ------------- ------------- -------------
      Net cash provided (used) by
        financing activities  . . . .   10,314,504     5,228,635     8,021,929
                                      ------------- ------------- -------------
      Net increase (decrease) in
        cash  . . . . . . . . . . . .      681,357      (191,825)    2,705,389
      Cash, beginning of year . . . .      479,106     1,160,463       968,638
                                      ------------- ------------- -------------
      Cash, end of year . . . . . . . $  1,160,463  $    968,638  $  3,674,027
                                      ============= ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.

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

          A significant portion of the Company's solid waste management business is conducted under contracts with municipal customers in Florida. These contracts have varying terms and are typically subject to renegotiation or reproposal by the respective municipalities. Revenue from these contracts amount to 15 percent, 24 percent, and 22 percent of gross revenue during 1995, 1996 and 1997, respectively. No individual municipal contract contributed revenue greater than 10 percent of total net revenue in any year presented.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization and summary of significant
          accounting policies (continued)

          Accounts receivable - trade, net includes $1,322,000 and $217,000 as of December 31, 1996 and 1997, respectively, related to a municipal solid waste management contract with St. Lucie County. Unlike other municipal solid waste management contracts, St. Lucie County required the Company to bill and collect directly from individual property owners. Pursuant to St. Lucie County ordinances, property owners that are delinquent in payment are subject to lien rules. The Company has placed liens on approximately 2,250 and 2,120 individual properties representing approximately $511,000 and $474,000 of the gross balance as of December 31, 1996 and 1997, respectively. Management intends to file additional liens when considered appropriate, and all such liens will be maintained in accordance with applicable laws until the outstanding balances are recovered by payment, judgement, foreclosure, or other action.

          Intangible assets - Intangible assets consist principally of the excess of costs over fair market value of the net assets of the acquired solid waste management business, which are amortized on a straight-line basis over twenty years, and customer lists, which are amortized on a straight-line basis over five years. Amortization expense was $67,000, $124,000, and $109,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Accumulated amortization was approximately $191,000 and $245,000 at December 31, 1996 and 1997, respectively.

          Investments - The Company's 30 percent investment in Cumberland Technologies, Inc. ("Cumberland") is accounted for using the equity method of accounting. The Company's 49 percent investments in Summerbreeze Apartments, Ltd., and Sunshadow Apartments, Ltd. (the
      "Apartments"), are also accounted for using the equity method of accounting. The original carrying amounts in excess of the underlying equity in these companies is amortized over the estimated useful life of the investment. The estimated useful lives of these intangibles are twenty years for Cumberland and thirty years for the Apartments.

          Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1996 and 1997, which are amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $197,000, $280,000, and $272,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Accumulated amortization was $637,000 and $909,000 at December 31, 1996 and 1997, respectively. See "Recently Issued Accounting Standards."

          Income taxes - Income taxes have been provided using the liability method.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization and summary of significant
          accounting policies (continued)

          Contracts and revenue recognition - Contracts generally range from 6 to 18 months in duration, and earnings from contracting operations are reported under the percentage-of-completion method for financial statement purposes. The estimated earnings for each contract reflected in the accompanying financial statements represent the percentage of estimated total earnings that costs incurred to date bear to estimated total costs, based on the Company's current estimates. With respect to contracts that extend over one or more accounting periods, revisions in costs and earnings estimates are reflected in the period the revisions become known. When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss in the period indications of a loss become known. The estimates can be affected by uncertainties, such as weather related delays, and it is reasonably possible that a change in estimate could occur in the near term.

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

          Contract revenue and associated profit are recognized for change orders that have been approved by the customer and the contractor regarding both scope and price to the extent performance related to the change order has occurred.

          Accounting for change orders, where either scope or price have not been determined, depends on careful consideration of the underlying characteristics and the circumstances in which they occur. For all unpriced change orders, recovery is deemed probable if the terms of the contracts or other applicable legal principles provide a legal basis for recoverability, the costs incurred are objective and verifiable, and, finally, all future events necessary for recovery are more likely than not to occur. The Company considers the following factors in evaluating whether recovery is probable: the customer's written approval of the scope and/or price of the change order, the objectivity, verifiability, and reasonableness of underlying accounting documentation for change order costs, and the Company's experience in negotiating change orders in similar instances.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization and summary of significant
          accounting policies (continued)

          The following guidelines are utilized by the Company in accounting for change orders under which either the scope or price have not been approved by the customer.

          A. Costs directly attributable to change orders whose scope and/or price is not determinable are charged directly to operations in the period in which the costs are incurred if it is not probable that the costs will be recovered through a change in the contract price.

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

          B. Additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance.

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

          D.  The evidence supporting the claim is objective and verifiable.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization and summary of significant
          accounting policies (continued)

          In evaluating the probability of recovery and the estimation of the amounts that will be recovered, the Company consults with outside consultants and legal counsel as the claims progress through the stages of negotiations, actual filing of formal claims, and/or litigation. Legal counsel has been engaged for the majority of the claims, both in number and recorded amounts.

          For those claims (see Note 5) where outside counsel has been engaged to review the claim, the recorded amount is not in excess of the amounts estimated by outside counsel to be recoverable.

          Except in rare circumstances, claim preparation and legal costs are expensed as incurred. Exceptions include instances in which the contract document provides for their recovery or legal costs are incurred to pursue approved settlements by court ruling, binding arbitration, and otherwise. In all instances where such amounts are recorded, it is probable that the amounts associated with claim preparation and legal costs will be recovered. As of December 31, 1996 and 1997, $295,000 and $0, respectively, of the claim preparation and legal costs were deferred.

          Fees arising from services other than contracting activities are recognized when the negotiated services are provided.

          Advertising costs - Advertising costs are expensed as incurred. For the years ended December 31, 1995, 1996 and 1997, TransCor expensed approximately $88,000, $114,000 and $536,000, respectively in advertising costs.

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

          In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 ("SFAS No. 123"), "Accounting and Disclosure of Stock-Based Compensation," which encourages, but does not require, companies to recognize stock awards based on their fair value at the date of grant.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization and summary of significant
          accounting policies (continued)

          Recently issued accounting standards - In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to fully diluted earnings per share. All earnings per share amounts have been restated to conform to SFAS No. 128 requirements. See Note 19 of Notes to Consolidated Financial Statements for earnings per share calculations.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management is currently assessing the impact of SFAS No. 130, but does not expect its effect to be material.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supercedes Financial Accounting Standards No. 14. SFAS No. 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Management is currently assessing the impact of SFAS No. 131, but does not expect its effect to be material.

          Proposed accounting standards - In April 1997, the American Institute of Certified Public Accountants issued an Exposure Draft of a proposed SOP, Reporting on the Costs of Start-up Activities. Start-up costs are defined broadly in the proposed SOP as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up costs, including organizational costs, would be expensed as incurred under the SOP. The SOP is effective for most entities for fiscal years beginning after December 15, 1998. The SOP will require the Company, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. Therefore, in the first quarter of 1999, the Company will charge off the remaining unamortized balance of contract start-up costs which approximates $875,000 at December 31, 1997.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization and summary of significant
          accounting policies (continued)

          Supplemental statements of cash flows information -

                                              Years ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------
           Cash paid:
             Interest . . . . . . . . $  2,423,000  $  3,524,000  $  4,543,000
             Income taxes . . . . . . $  1,453,000  $     28,000  $     30,000
           Non-cash investing and
           financing activity:
             Seller financing of      $      -      $      -      $ 39,408,000
             equipment addition . . .

          Reclassification - Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

      2.  Business acquisitions

          On March 31, 1995, KRC acquired certain assets from County Sanitation, Inc., for $2,267,000 relating to its solid waste management operations. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $1,415,000) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the fair value of the net assets acquired by approximately $852,000, which was assigned to intangible assets, including goodwill. The operating results associated with this business acquisition are included in the Company's consolidated results of operations from April 1, 1995, to December 31, 1997.

      3.  Related party transactions

          Mr. Francis M. Williams, the Company's President and majority stockholder, also controls Cumberland, a property and casualty insurance company that provides insurance for specialty sureties and performance and payment bonds for contractors. Through Cumberland, the Company has obtained performance and payment bonds in connection with certain of its contracts and projects. The fees that the Company paid for these services for the years ended December 31, 1995, 1996 and 1997, were approximately $5,000, $2,900, and $43,000, respectively. The Company also has a 30 percent investment in Cumberland (see Note 8 of the Notes to the Consolidated Financial Statements).

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      3.  Related party transactions (continued)

          Effective July 1, 1997, employees associated with TransCor's demolition contracting services unit were transferred to Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of the Company, for administrative and accounting purposes. As a result, contracting services previously performed by employees of TransCor were subcontracted to KCC. For the year ended December 31, 1997, TransCor paid $3,417,574 to KCC for services rendered by KCC as a subcontractor. In addition, TransCor rents equipment from KCC for use in performing demolition contracts. TransCor incurred approximately $670,000, $2,103,000, and $2,573,000 in equipment rental charges with KCC for the years ended December 31, 1995, 1996, and 1997, respectively.

          During 1995 and 1996, the Company paid landfill fees of approximately $88,000 and $139,000, respectively, to a company that is primarily owned by the brother of the Company's President. In 1997, there were no transactions with this related party. The amounts paid approximated the fair market rate for the type of services involved.

      4.  Accounts receivable
                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------
          Contract and trade:
           Billed contract receivables:
             Completed and uncompleted contracts  . $  8,649,514  $  9,581,464
             Retainage  . . . . . . . . . . . . . .    3,576,869     6,042,716
           Unbilled contract receivables  . . . . .    3,808,997     4,924,002
           Trade receivables  . . . . . . . . . . .    4,641,497     4,000,641
                                                    ------------- -------------
                                                      20,676,877    24,548,823
          Less allowance for doubtful accounts  . .     (616,708)     (921,301)
                                                    ------------- -------------
                                                    $ 20,060,169  $ 23,627,522
                                                    ============= =============

          All unbilled receivables relate to work performed or material shipped by the balance sheet date and are billed as soon as is administratively feasible.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      4.  Accounts receivable (continued)

          The Company had a note receivable in an original amount of $3,638,696 from Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"). The note receivable originally accrued interest at prime plus 1.375 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and was guaranteed by Mr. Francis M. Williams, majority owner of the Company. The Company did not receive any interest or principal payments during 1997 relating to this note receivable, and management of the Company discontinued recognition of interest income in 1996. The amount due from the Apartments at December 31, 1996, was approximately $3,851,000. During 1997, the note receivable and other receivables were contributed to the Apartments in exchange for 49 percent non-controlling preferred limited partnership interests in the Apartments. See Note 8 of Notes to Consolidated Financial Statements for additional information.

          At December 31, 1996, $5,301,000 of the  combined accounts receivable
      - affiliates and note receivable - affiliate balances were due from corporate affiliates of Mr. Francis M. Williams. The affiliated receivables relate to contract services performed. Most of these receivables were contributed as an investment in the Apartments as described above. At December 31, 1997, the balance of accounts receivable
      - affiliates was $1,004,658, of which $900,000 is classified as a long-term receivable and is guaranteed by Mr. Francis M. Williams.

      5.  Costs and estimated earnings in excess of billings
           on uncompleted contracts
                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------

          Expenditures on uncompleted
           contracts  . . . . . . . . . . . . . . . $ 76,218,248  $115,708,567
          Estimated earnings on uncompleted
           contracts  . . . . . . . . . . . . . . .    4,490,748     6,141,672
                                                    ------------- -------------
                                                      80,708,996   121,850,239
          Less actual and allowable billings on
           uncompleted contracts  . . . . . . . . .   65,493,411   111,869,559
                                                    ------------- -------------
                                                    $ 15,215,585  $  9,980,680
                                                    ============= =============
          Costs and estimated earnings in excess of
           billings on uncompleted contracts  . . . $ 15,967,872  $ 14,564,213
          Billings in excess of costs and estimated
           earnings on uncompleted contracts  . . .     (752,287)   (4,583,533)
                                                    ------------- -------------
                                                    $ 15,215,585  $  9,980,680
                                                    ============= =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      5. Costs and estimated earnings in excess of billings on uncompleted contracts (continued)

          During the years ended December 31, 1995, 1996, and 1997, the Company recognized revenue from contract claims of approximately $1,624,000, $38,000, and $56,000, respectively. During 1995, 1996 and 1997, the
      Company settled contract claims that resulted in net gains (losses) of approximately $473,000, ($2,903,000), and ($847,000), respectively.

          As of December 31, 1996 and 1997, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $9,000,000 and $12,000,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portion at December 31, 1997, that is not expected to be collected within twelve months is classified as a non-current asset.

      6.  Property held for sale

          As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty contracting segment, the Company decided to sell its thermal incineration unit. This asset has a carrying value of approximately $1,800,000 and $1,865,000 as of December 31, 1997 and 1996,
      respectively. A purchase agreement for the sale of the incinerator for $1,800,000 is currently pending. The Company wrote down the carrying value of the asset by $40,000 to reflect the fair market value based on the purchase agreement.

          In addition, as a result of management's review of the Company's various regional solid waste operating facilities, a decision was made to dispose of less profitable operating assets. The Company's TransCor subsidiary sold its residential solid waste services contract with St. Lucie County to a competitor and ceased operations at its Lantana, Florida, facility. The Lantana and St. Lucie facilities contributed losses of approximately $1,111,000 and $476,000, respectively, of the $2,184,000 operating loss of TransCor for the year ended December 31, 1997. The Company wrote off intangible assets of $183,000 associated with contracts that were sold. Also, in accordance with SFAS No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," TransCor wrote down certain land and buildings that management believed had carrying amounts higher than their fair market value, resulting in a $590,000 impairment loss.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      6.  Property held for sale (continued)

          TransCor's impairment loss of $590,000 was calculated by comparing the carrying amount of impaired assets of approximately $2,834,000 with recent offers on the properties held for sale. The $590,000 impairment loss is included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 1997. The land and buildings that were impaired at December 31, 1997, and have executed agreements for sale are expected to be sold during 1998 and, accordingly, the carrying value of these assets of approximately $734,000, which is net of the related impairment loss of $90,000, is classified as a current asset under the caption "Property Held for Sale" in this consolidated balance sheet.

      7.     Property and equipment
                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------

           Land   . . . . . . . . . . . . . . . . . $  5,622,769  $  4,323,053
           Buildings and improvements   . . . . . .    7,909,361     6,235,460
           Construction and recycling equipment   .   44,195,714    88,085,391
           Furniture and fixtures   . . . . . . . .    1,508,105     1,503,217
           Construction in progress   . . . . . . .       33,463        48,419
                                                    ------------- -------------
                                                      59,269,412   100,195,540
           Less accumulated depreciation  . . . . .  (22,256,418)  (27,420,533)
                                                    ------------- -------------
                                                    $ 37,012,994  $ 72,775,007
                                                    ============= =============

          Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $4,038,000, $5,219,000, and $8,000,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Construction in progress will be depreciated over the estimated useful lives of respective assets when placed into service.

      8.  Investments in Cumberland Technologies, Inc.,
          Summerbreeze Apartments, Ltd., and
          Sunshadow Apartments, Ltd.

          In 1988, Cumberland Casualty & Surety Company ("CCS") issued a surplus debenture to the Company that bears interest at 10 percent per annum in exchange for $3,000,000. In 1992, such debenture was assigned to Cumberland Technologies, Inc. ("Cumberland"), a holding company that provides, among other services, reinsurance for specialty sureties and performance and payment bonds for contractors. Cumberland entered into a term note agreement with the Company for the outstanding amount of the debenture, including accrued interest. Interest accrued on the term note was $506,755 at December 31, 1995 ($372,066 in 1996 prior to the conversion discussed below).

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      8.  Investments in Cumberland Technologies, Inc.,
          Summerbreeze Apartments, Ltd., and
          Sunshadow Apartments, Ltd. (continued)

          On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock, of Cumberland common stock in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. The amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and is being amortized over twenty years. At December 31, 1997, the market value of the Cumberland common stock held by the Company was approximately $4,739,000 based on a stock price of $2.75.

          The following is a summary of the financial position of Cumberland at December 31, 1997:

                                                                  December 31,
                                                                      1997
                                                                  -------------

          Cash and cash equivalents . . . . . . . . . . . . . . . $  1,803,000
          Investments . . . . . . . . . . . . . . . . . . . . . .    6,469,000
          Accounts receivable - trade, net  . . . . . . . . . . .    1,307,000
          Reinsurance recoverable . . . . . . . . . . . . . . . .    2,017,000
          Intangibles . . . . . . . . . . . . . . . . . . . . . .    1,681,000
          Other . . . . . . . . . . . . . . . . . . . . . . . . .    2,044,000
                                                                  -------------
           Total assets   . . . . . . . . . . . . . . . . . . . . $ 15,321,000
                                                                  =============

          Policy liabilities and accruals . . . . . . . . . . . . $  7,639,000
          Long-term debt  . . . . . . . . . . . . . . . . . . . .    1,418,000
          Other . . . . . . . . . . . . . . . . . . . . . . . . .      255,000
                                                                  -------------
           Total liabilities  . . . . . . . . . . . . . . . . . . $  9,312,000

          Stockholders' equity  . . . . . . . . . . . . . . . . .    6,009,000
                                                                  -------------

           Total liabilities and stockholders' equity   . . . . . $ 15,321,000
                                                                  =============

          Cumberland's operating results included revenue of $7,770,000 and net income of $171,000 during the year ended December 31, 1997. The Company's equity in this net income amounted to $51,000. In addition, approximately $165,000 of amortization expense was recorded by the Company related to the investment.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      8.  Investments in Cumberland Technologies, Inc.,
          Summerbreeze Apartments, Ltd., and
          Sunshadow Apartments, Ltd. (continued)

          On October 22, 1997, the Company contributed its note receivable in an amount of approximately $3,851,000 from the Apartments and other receivables of $3,059,000 for a non-controlling 49 percent preferred limited partnership interest in the Apartments and a receivable of $900,000 from the Apartments. The amount of $12,066,000 in excess of the underlying equity was attributed to goodwill and is being amortized over thirty years. The Company will be allocated 49 percent of operating income, losses and cash flow. The preference in the Company's equity interest in the Apartments occurs upon the sale of the underlying partnership properties. Upon the occurrence of a capital transaction, the Company would receive cash flows from the sale or refinancing of the Apartments' assets equal to its capital contribution prior to any other partner receiving any proceeds. The Company accounts for its investment in the Apartments using the equity method.

          During the period from October 22, 1997, through December 31, 1997, the Apartments recognized revenue of $722,000 and net income of $4,000. The Company has recorded its 49 percent share of the net results of operations. In addition, approximately $67,000 of amortization expense was recorded by the Company related to the investments in the Apartments. At December 31, 1997, the Company's balance in its total investment in the Apartments was $6,762,067.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      8.  Investments in Cumberland Technologies, Inc.,
          Summerbreeze Apartments, Ltd., and
          Sunshadow Apartments, Ltd. (continued)

          The following is a summary of the financial position of the Apartments at December 31, 1997:

                                                                      Total
                                                                   Investment
                                                                       in
                                                                  Partnerships
                                                                  -------------

          Cash and cash equivalents . . . . . . . . . . . . . . . $     63,000
          Accounts receivable - affiliate . . . . . . . . . . . .      959,000
          Land  . . . . . . . . . . . . . . . . . . . . . . . . .    3,800,000
          Buildings, capitalized construction interest,
           furniture and equipment, net   . . . . . . . . . . . .   17,194,000
          Other . . . . . . . . . . . . . . . . . . . . . . . . .      550,000
                                                                  -------------
           Total assets   . . . . . . . . . . . . . . . . . . . . $ 22,566,000
                                                                  =============

          Accounts payable and accrued expenses . . . . . . . . . $    783,000
          Accounts payable to affiliates  . . . . . . . . . . . .    1,670,000
          Mortgage loan payable . . . . . . . . . . . . . . . . .   21,141,000
          Note payable to partner - Francis M. Williams . . . . .    2,860,000
                                                                  -------------
           Total liabilities  . . . . . . . . . . . . . . . . . .   26,454,000
          Partners  deficit . . . . . . . . . . . . . . . . . . .   (3,888,000)
                                                                  -------------
          Total liabilities and partners  deficit . . . . . . . . $ 22,566,000
                                                                  =============

      9.  Accrued expenses
                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------

          Deferred revenue  . . . . . . . . . . . . $  1,641,857  $    919,631
          Accrued insurance . . . . . . . . . . . .    3,608,350     3,743,584
          Accrued disposal costs  . . . . . . . . .      744,229       407,229
          Accrued interest  . . . . . . . . . . . .      270,133       383,088
          Accrued real estate taxes . . . . . . . .      441,566       601,682
          Other . . . . . . . . . . . . . . . . . .    1,366,052     1,738,382
                                                    ------------- -------------
                                                    $  8,072,187  $  7,793,596
                                                    ============= =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      10. Long-term debt

                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------
          Notes payable, principal and interest
          payable in monthly installments through
          March 1, 2003, interest at varying rates
          up to 13 percent, collateralized by
          equipment . . . . . . . . . . . . . . . . $ 19,548,486  $ 63,076,321

          Revolving term bank line of credit,
          including letters of credit, reduced from
          $12,390,000 in 1996 to $4,424,000 in 1997
          (see below), due July 31, 1999, interest
          payable monthly at lender's base rate
          (8.5 percent at December 31, 1997) plus
          .5 percent, permanent quarterly principal
          reductions of $250,000 begin on July 1,
          1997  . . . . . . . . . . . . . . . . . .   11,190,002     4,235,377

          Revolving term line of credit,
          $16,000,000 (none during 1996) maximum,
          due February 26, 1999, interest payable
          monthly at lender's base rate of LIBOR
          (8.2656 percent at December 31, 1997)
          plus 2.5 percent, collateralized by
          equipment . . . . . . . . . . . . . . . .        -        12,200,000

          Mortgage notes, principal and interest
          payable in monthly installments through
          January 1, 2012, interest at varying
          rates up to prime (8.5 percent at
          December 31, 1997) plus 1.75 percent,        6,976,756     6,535,013
          collateralized by land and buildings  . . ------------- -------------
                                                      37,715,244    86,046,711
                                                       7,794,848    17,385,838
           Less current portion   . . . . . . . . . ------------- -------------
                                                    $ 29,920,396  $ 68,660,873
                                                    ============= =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      10. Long-term debt (continued)

          Annual principal maturities subsequent to December 31, 1997, are as follows:


          1998  . . . . . . . . . . . . . . . . . . . . . . . . . $ 17,385,838
          1999  . . . . . . . . . . . . . . . . . . . . . . . . .   28,809,807
          2000  . . . . . . . . . . . . . . . . . . . . . . . . .   12,304,954
          2001  . . . . . . . . . . . . . . . . . . . . . . . . .   10,544,535
          2002  . . . . . . . . . . . . . . . . . . . . . . . . .    8,933,115
          Thereafter  . . . . . . . . . . . . . . . . . . . . . .    8,068,462
                                                                  -------------
                                                                  $ 86,046,711
                                                                  =============

          The lenders' base rate under the revolving term bank line of credit at December 31, 1997, was 8.5 percent. At December 31, 1997, there was approximately $88,000 of borrowings available under the revolving term bank line of credit. The revolving term bank line of $4,424,000 includes the letter of credit facility of $2,526,000 and is secured by a pledge of all of the stock of the Company's subsidiaries and substantially all of the unsecured assets of the Company. The use of funds under these lines is limited among certain subsidiaries, and repayment is guaranteed by Cumberland. Subsequent to year end, the revolving term bank line was fully repaid and the borrowing base was reduced to equal the outstanding letters of credit.

          The revolving term line of credit of $16,000,000 is secured by a pledge of the trade receivables of Kimmins Contracting Corp.

          The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000 and net income of not less than $1,500,000. In addition, the covenants prohibit the Company from paying dividends without lender approval. Specifically regarding the revolving term bank line of credit for $4,235,000, the Company did not meet the tangible net worth and net income requirements under the credit agreement with the bank. The Company has obtained waivers for the financial covenants for the year ended December 31, 1997, and the year ended December 31, 1998. As of December 31, 1997, the Company was in
      compliance with or obtained waivers for all loan covenants, and the Company may be required to obtain similar waivers for certain covenants in 1998.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      10. Long-term debt (continued)

          During 1997, Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of the Company, entered into four separate debt agreements. KCC converted equipment previously rented under operating leases into equipment notes of approximately $13,041,000 in February 1997 and $28,590,000 in November 1997 under terms similar to the Company's other equipment notes outstanding. In addition, KCC obtained an $11,000,000 working capital loan, of which $7,000,000 was used to reduce the Company's outstanding revolving term bank line of credit during March 1997. In November 1997, KCC increased the working capital loan from $11,000,000 to $16,000,000. As of December 31, 1997, KCC had drawn
      $12,200,000 on the line of credit.

          The above equipment notes and the working capital loan agreements contain certain covenants, the most restrictive of which require maintenance of a total liabilities to adjusted net worth ratio of 8.0 to
      1.0 and a current ratio of 1.5 to 1.0. Regarding the revolving term line of credit for $12,200,000 and outstanding equipment notes for approximately $40,300,000, KCC and the Company, as guarantor, did not meet the total liability to net worth ratio, current ratio or net income requirements under the credit and note agreements. The equipment notes and working capital loan are guaranteed by the Company and require the Company to maintain a debt to equity ratio not exceeding 6.5 to 1 and a current ratio of not less than 1.2 to 1. The Company and KCC have obtained waivers of these financial covenants for the year ended December 31, 1997. In addition, the Company received a modification of the covenants for the year ended December 31, 1998, with which the Company believes it will comply.

          Included in the notes payment of approximately $63,076,000 are equipment notes of TransCor for $5,700,000 that are due in July 1998. TransCor has executed a commitment agreement that refinances the $5,700,000 until January 1, 2000. The $5,700,000 is classified as long-term debt as of December 31, 1997.


      11. Employee Stock Ownership Plan Trust Debt

          In March 1990, the Company's Employee Stock Ownership Plan Trust ("ESOP") (Note 13) originally was funded from a $5,100,000 loan. This loan was refinanced during December 1995 and bears interest at prime plus 1/2 percent, with quarterly principal and monthly interest payments through October 2000. The balance at December 31, 1997, was $1,440,000. The loan is guaranteed by the Company as to payment of principal and interest and, therefore, the unpaid balance of the borrowing is reflected as debt of the Company. An equivalent amount representing unearned employee compensation, less the Company's accrued contribution
      (Note 13), is recorded as a deduction from stockholders' equity.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      11. Employee Stock Ownership Plan Trust Debt (continued)

          Annual principal maturities for each of the next four years are as follows:

          1998  . . . . . . . . . . . . . . . . . . . . . . . . . $    480,000
          1999  . . . . . . . . . . . . . . . . . . . . . . . . .      480,000
          2000  . . . . . . . . . . . . . . . . . . . . . . . . .      480,000
                                                                  -------------
                                                                  $  1,440,000
                                                                  =============

      12. Leasing arrangements

          The Company rents equipment and machinery as needed, as well as office space, under operating leases for varying periods not to exceed one year. Rental expenses for the years ended December 31, 1995, 1996, and 1997, were approximately $9,079,000, $11,808,000, and $11,853,000, respectively.

          The Company s future minimum lease payments under non-cancelable operating leases are as follows:


          1998  . . . . . . . . . . . . . . . . . . . . . . . . . $  3,095,000
          1999  . . . . . . . . . . . . . . . . . . . . . . . . .    3,095,000
          2000  . . . . . . . . . . . . . . . . . . . . . . . . .    1,982,000
          2001  . . . . . . . . . . . . . . . . . . . . . . . . .       16,364
                                                                  -------------
                                                                  $  8,188,364
                                                                  =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      13. Pension and other benefit plans

          Employee Stock Ownership Plan. On January 1, 1989, the Company, for the benefit of its employees, formed the ESOP to purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive. Contributions to the ESOP are made at the discretion of the Board of Directors. During 1989, the ESOP acquired from the Company's President 257,371 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the Company's President. Simultaneous with this purchase, the Company's President purchased certain receivables and interests in certain investments from the Company for a purchase price of $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note originally was funded during March 1990, through a long-term bank financing agreement guaranteed by the Company (Note 11). As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the current year. Debt of the ESOP is recorded as debt, and the shares pledged as collateral are reported as unearned employee compensation in the balance sheet. For financial statement purposes, as of December 31, 1996 and 1997, the unearned employee compensation was reflected as a reduction in stockholders' equity. The Company's accounting treatment for the ESOP as described above is in accordance with SOP 76-3 for grandfathered plans established prior to 1993.

          Interest and compensation expenses relating to the ESOP are as follows:

                                              Years ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------

          Interest  . . . . . . . . . $    354,449  $    185,728  $    133,023
          Compensation  . . . . . . . $    504,852  $    467,082  $    480,000

          The ESOP shares were as follows:
                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------
          Allocated shares  . . . . . . . . . . . .      159,000       183,000
          Shares released for allocation  . . . . .        -             -
          Unreleased shares . . . . . . . . . . . .       96,000        72,000
                                                    ------------- -------------
          Total ESOP shares . . . . . . . . . . . .      255,000       255,000
                                                    ============= =============
          Market value of unreleased shares   . . . $    324,000  $    383,000
                                                    ============= =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      13. Pension and other benefit plans (continued)

          Stock Option Plan. The Company originally reserved 975,000 shares of its common stock for issuance upon the exercise of options to be granted under the Company's 1987 Stock Option Plan (the Company Plan). The exercise price of an incentive stock option granted under the Company Plan may not be less than the fair market value of the common stock at the time the option is granted. The exercise price of a non-qualified stock option granted under the Company Plan may be any amount determined by the Board of Directors but not less than the par value of the common stock on the date of the grant. Options granted under the Company Plan must, in general, expire no later than ten years from the date of the grant.

          The Company's 1987 Stock Option Plan has the option to acquire an aggregate of 975,000 shares of common stock that may be granted to employees, officers, directors and consultants of the Company. The Plan authorizes the Board of Directors (the "Board") to issue incentive stock options ("ISOs"), as defined in Section 422A(b) of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section ("Non-ISOs"). The Board has discretionary authority to determine the types of stock options to be granted, the persons among those eligible to whom options will be granted, the number of shares to be subject to such options, and the terms of the stock option agreements. Options may be exercised in the manner and at such times as fixed by the Board, but may not be exercised after the tenth anniversary of the grant of such options.

          The following table summarizes the transactions for the three years ended December 31, 1997, relating to the Plan:

                                                     Number of     Per Share
                                                       Shares    Exercise Price
                                                    ------------ --------------

          Outstanding January 1, 1995 . . . . . . .     205,143  $3.33 - $ 4.50
           Granted  . . . . . . . . . . . . . . . .       7,500  $         4.50
           Exercised  . . . . . . . . . . . . . . .      (4,400) $         4.50
           Canceled   . . . . . . . . . . . . . . .       -      $       -
                                                    ------------
          Outstanding December 31, 1995:  . . . . .     208,243  $3.33 - $ 4.50
           Granted  . . . . . . . . . . . . . . . .       -      $       -
           Exercised  . . . . . . . . . . . . . . .       -      $       -
           Canceled   . . . . . . . . . . . . . . .     (51,167) $ 3.33 - $4.50
                                                    ------------
          Outstanding December 31, 1996:  . . . . .     157,076  $ 3.33 - $4.50
           Granted  . . . . . . . . . . . . . . . .     270,742  $ 2.62 - $3.94
           Exercised  . . . . . . . . . . . . . . .       -      $       -
           Canceled   . . . . . . . . . . . . . . .    (153,743) $ 3.33 - $4.50
                                                    ------------
          Outstanding December 31, 1997 . . . . . .     274,075  $ 2.62 - $4.50
                                                    ============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      13. Pension and other benefit plans (continued)

          Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1993, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997; risk-free interest rates of 5.5 percent; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on historical trends; and a weighted-average expected life of the options of seven years.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                           1995         1996          1997
                                      ------------- ------------- -------------
          Pro forma net income (loss)
           attributable to
           stockholders   . . . . . . $  1,341,028  $ (8,685,767) $ (8,549,501)
          Pro forma income (loss) per
           common share:
             Basic  . . . . . . . . .          .30         (1.96)        (1.98)
             Diluted  . . . . . . . .          .29         (1.96)        (1.98)

          Multi-Employer Defined Contribution Plan. The Company makes payments to collectively bargained, multi-employer defined contribution plans covering Company union employees. Under the Multi-Employer Pension Plan Amendment Act, a withdrawing employer is required to continue funding its share of the plan's unfunded vested benefits. The Company does not possess sufficient information to determine its portion of the unfunded vested benefits, if any. Contributions to such plans for the years ended December 31, 1995, 1996, and 1997, were not significant.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      14. Income taxes

          The Company accounts for income taxes using the asset and liability method pursuant to Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (Statement No. 109). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          For  the year  ended  December 31,  1997,  the Company  incurred  net operating losses ("NOL") for federal tax purposes of approximately $10,989,000. The NOL consists of $7,465,000 generated by the Company and approximately $3,524,000 generated by TransCor, which files separately as explained below. All of the NOLs of approximately $10,989,000 are available as NOL carryforwards to future periods. The total loss carryforwards of approximately $13,917,000 for the Company and approximately $3,981,000 for TransCor expire through the year 2012 if not used. In addition, the Company and TransCor have approximately $17,070,000 and $5,285,000 of state NOL carryforwards. The deferred tax assets include a valuation allowance of approximately $4,507,740 as an offset to the expected future benefit of the NOL carryforward attributable to the Company due to the uncertainty of realizing the benefit. For alternative minimum tax ("AMT") purposes, the NOL carryforward is approximately $11,298,000. The Company also has alternative minimum tax credit carryforwards of approximately $697,000 available to reduce future federal regular income taxes. The AMT credit carryforwards do not expire.

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

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------
          Deferred tax assets:
           Net operating loss carryforward  . . . . $  2,598,970  $  6,741,983
           Valuation allowance  . . . . . . . . . .   (1,707,009)   (4,507,740)
           Allowance for doubtful accounts  . . . .      236,903       354,602
           Costs deferred for tax expensed for
             books  . . . . . . . . . . . . . . . .      210,556       304,207
           Alternate minimum tax credit
             carryforwards  . . . . . . . . . . . .      836,430       696,623
           Accrued workers' compensation  . . . . .      907,782     1,217,647
           Uncompleted long-term contracts  . . . .        -           167,690
           State tax credit carryforward  . . . . .       32,730        52,730
           Other  . . . . . . . . . . . . . . . . .      194,293       599,011
                                                    ------------- -------------
                                                       3,310,655     5,626,753
                                                    ------------- -------------

           Deferred tax liabilities:
             Excess of tax over book depreciation . $  4,704,561  $  6,488,973
             Uncompleted long-term contracts  . . .      323,798         -
             Costs deferred for book expensed for
              tax . . . . . . . . . . . . . . . . .      337,390       425,864
             Outside basis difference in TransCor .      605,182       259,248
                                                    ------------- -------------
                                                       5,970,931     7,174,085
                                                    ------------- -------------
           Net deferred tax liability   . . . . . .    2,660,276     1,547,332
           Less current net deferred asset  . . . .    1,499,329     1,980,148
                                                    ------------- -------------
             Net non-current deferred liability . . $  4,159,605  $  3,527,480
                                                    ============= =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      14. Income taxes (continued)

          Factors causing the effective tax rate to differ from the statutory rate are as follows:

                                              Years ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------

          Federal statutory rate  . .        34.0%        (34.0%)       (34.0%)
          Valuation allowance . . . .         0.0%         15.9%         30.8%
          State income taxes  . . . .        10.0%         (3.5%)        (3.4%)
          Additional tax on the
           Company's shares of
           TransCor's earnings  . . .         8.0%          2.3%         (5.9%)
          Other . . . . . . . . . . .         0.6%         (0.2%)          .4%
                                      ------------- ------------- -------------
          Effective tax rate  . . . .        52.6%        (19.5%)       (12.1%)
                                      ============= ============= =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      15. Stockholders' equity

          The Company's Class B common stock has the same voting rights as common stock and is not entitled to participate in cash dividends. Upon liquidation or dissolution of the Company, the holders of common stock are entitled to receive up to $9.00 per share, after which the holders of Class B common stock are entitled to receive up to $9.00 per share. Thereafter, all assets remaining for distribution will be distributed pro rata to the holders of common stock and Class B common stock. The right to convert Class B common stock to common stock occurs in any fiscal year in which the Company achieves net earnings equal to a specified amount (currently $.84 per share), which is calculated by adding the total shares outstanding at fiscal year end to the number of shares that could be converted during the fiscal year. The holders of the Class B common stock will thereafter have the right to convert up to 625,000 shares of Class B common stock into common stock on a share for share basis as follows. Each cumulative incremental increase in net earnings in any subsequent year of $.21 per share above the specified level of earnings previously obtained will afford holders the right to convert up to an additional 625,000 shares of Class B common stock into common stock on a share for share basis. Holders of Class B common stock will not be entitled to convert more than 625,000 of such shares in any fiscal year unless the Company achieves earnings of $1.44 per share of common stock in any fiscal year, which will entitle holders to convert all shares of Class B common stock into common stock. In addition, conversion occurs if a sale of part of the Company's business as to which there is a bona fide offer to purchase would have resulted in convertibility of any of the outstanding Class B Common Stock and it is determined by the Board of Directors of the Company not to approve such a transaction, then, upon request of the holder or holders of a majority of the outstanding Class B Common Stock, the number of shares thereof which would have become convertible had the transaction occurred would become convertible. A similar provision provides that if there is an independent valuation of a part of the business of the Company such that if such part of the business were sold, the result would allow conversion of all outstanding Class B Common Stock and if the Board of Directors of the Company does not authorize such sale, then, upon request of the holder or holders of a majority of the outstanding Class B Common Stock, the outstanding Class B Common Stock would become convertible. No shares of Class B common stock became eligible for conversion into common stock during the years ended December 31, 1995, 1996, and 1997.

          The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001, none of which is presently outstanding. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

          During the years ended December 31, 1996 and 1997, the Company acquired 73,828 and 76,600 shares of treasury stock at a cost of $311,783, and $267,331, respectively. At December 31, 1997, the balance of the Company's treasury stock was $733,463.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      16. Contingencies

          The Company is involved in various legal actions and claims arising in the ordinary course of its business. After taking into consideration legal counsel's evaluation of such actions and claims, management is of the opinion that their outcome will not have a material adverse effect on the consolidated financial position of the Company.

          At December 31, 1997, TransCor had a commitment to purchase equipment in the amount of $3,500,000 for use in connection with a municipal waste management contract that commences in October 1998.

      17. Fourth quarter adjustments

          During the fourth quarter of 1997, the Company revised its estimates of costs to complete certain contracts primarily as a result of work slowdowns caused by excessive rainfall and recorded certain charges related to contract claim and change order settlements. The aggregate effect of these revised estimates on the Company's pretax income for 1997 was a reduction of approximately $10,000,000. Approximately $1,000,000 of the total fourth quarter adjustments of $10,000,000 are related to contract claim and change order settlements.

          During the fourth quarter of 1996, the Company recorded certain charges to operations related to contract estimate changes and contract claim and change order settlements. The aggregate effect of these charges included in the Company's pretax loss for 1996 amounted to approximately $6,452,000.

      18. Fair value of financial instruments

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

          Long-term debt. The fair  values of the Company's long-term  debt are estimated using  discounted cash  flow analyses,  based on  the Company's current  incremental  borrowing  rates  for similar  types  of  borrowing
      arrangements.  The  carrying  value   of  the  Company's  long-term  debt
      approximates fair value because the debt bears variable interest rates.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      19. Earnings (loss) per share

          As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                              Years ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------
          Numerator:

          Net income (loss) . . . . . $  1,342,583  $ (8,683,493) $ (8,518,240)
          Adjustment for basic
           earnings per share   . . .            0             0             0
                                      ------------- ------------- -------------
          Numerator for basic
           earnings per share -
           income available to
           common stockholders  . . .    1,342,583    (8,683,439)   (8,518,240)
           Effect of dilutive
             securities:
           Less tax effect of
             interest . . . . . . . .            0             0             0
                                      ------------- ------------- -------------
           Numerator for diluted
             earnings per share -
             income available to
             common stockholders after
             assumed conversions  . . $  1,342,583  $ (8,683,439) $ (8,518,240)
                                      ============= ============= =============
          Denominator:

          Denominator for basic
           earnings per share -
           weighted-average
           shares   . . . . . . . . .    4,444,685     4,420,175  $  4,318,481
          Effective of dilutive
           securities:
          Stock options . . . . . . .      133,657             0             0
          Dilutive potential common
           shares   . . . . . . . . .            0             0             0
                                      ------------- ------------- -------------
          Denominator for diluted
           earnings per share -
           adjusted weighted-average
           shares and assumed
           conversions  . . . . . . .    4,578,342     4,420,175  $  4,318,481
                                      ============= ============= =============

          Basic earnings per share  . $       0.30  $      (1.96) $      (1.97)
                                      ============= ============= =============
          Diluted earnings per share  $       0.29  $      (1.96) $      (1.97)
                                      ============= ============= =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      19. Earnings (loss) per share

          Unexercised options to purchase 38,000, 92,000 and 56,000 shares of common stock for 1995, 1996 and 1997, respectively, were not included in the computations of diluted loss per share because the assumed conversion would be antidilutive.

      20. Business segments and major customers

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

          For the years ended December 31, 1995, 1996 and 1997, the Company's specialty contracting services segment earned gross revenue of approximately $3,953,000 $14,884,000, and $10,648,000, respectively, on contracts with the Florida Department of Transportation. For the years ended December 31, 1995, 1996 and 1997, the Company's specialty contracting services segment earned gross revenue of approximately $3,999,000, $2,562,000, and $25,061,000, respectively, on contracts with
      IMC-Agrico Company, a phosphate mining company with operations on Florida's west coast. These were the only customers whose purchases aggregated more than 10 percent of the Company's revenues.

          A summary of information about the Company's segments for the years ended December 31, 1995, 1996 and 1997, is as follows (in thousands):

                                        Specialty    Solid Waste
                                       Contracting   Management
                    1995                 Services     Services        Total
      ------------------------------- ------------- ------------- -------------

      Gross revenue . . . . . . . . . $     70,227  $     41,119  $    111,346
                                      ============= ============= =============
      Operating income  . . . . . . . $      1,892  $      2,704  $      4,596
      Interest income . . . . . . . .        1,005         -             1,005
      Interest expense  . . . . . . .        1,875           548         2,423
      Minority interest . . . . . . .        -              (345)         (345)
      Income (loss) before income     ------------- ------------- -------------
        taxes . . . . . . . . . . . . $      1,022  $      1,811  $      2,833
                                      ============= ============= =============
      Identifiable assets . . . . . . $     46,778  $     46,851  $     93,629
                                      ============= ============= =============
      Depreciation and amortization . $      1,855  $      2,447  $      4,302
                                      ============= ============= =============
      Capital expenditures  . . . . . $      1,577  $     13,848  $     15,425
                                      ============= ============= =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      20. Business segments and major customers (continued)

                                        Specialty    Solid Waste
                                       Contracting   Management
                    1996                 Services     Services        Total
      ------------------------------- ------------- ------------- -------------

      Gross revenue . . . . . . . . . $     69,048  $     44,193  $    113,241
                                      ============= ============= =============
      Operating income (loss) . . . . $     (8,298) $        492  $     (7,806)
      Interest income . . . . . . . .          569         -               569
      Interest expense  . . . . . . .        2,322         1,354         3,676
      Minority interest . . . . . . .        -               138           138
      Loss before income tax          ------------- ------------- -------------
        benefit . . . . . . . . . . . $     (9,913) $       (862) $    (10,775)
                                      ============= ============= =============
      Identifiable assets . . . . . . $     47,441  $     45,642  $     93,083
                                      ============= ============= =============
      Depreciation and amortization . $      2,039  $      3,611  $      5,650
                                      ============= ============= =============
      Capital Expenditures  . . . . . $      4,429  $      2,539  $      6,968
                                      ============= ============= =============

                                        Specialty    Solid Waste
                                       Contracting   Management
                    1997                 Services     Services        Total
      ------------------------------- ------------- ------------- -------------

      Gross revenue . . . . . . . . . $     91,481  $     43,830  $    135,311
                                      ============= ============= =============
      Operating income (loss) . . . . $     (3,609) $     (2,184) $     (5,793)
      Interest income . . . . . . . .          169         -               169
      Interest expense  . . . . . . .        3,467         1,138         4,605
      Minority interest . . . . . . .        -               542           542
      Income (loss) before income     ------------- ------------- -------------
        tax benefit . . . . . . . .   $     (6,365) $     (3,322) $     (9,687)
                                      ============= ============= =============
      Identifiable assets . . . . . . $     93,169  $     41,847  $    135,016
                                      ============= ============= =============
      Depreciation and amortization . $      4,643         4,153  $      8,796
                                      ============= ============= =============
      Capital Expenditures  . . . . . $      2,169  $      6,172  $      8,341
                                      ============= ============= =============

      21. Subsequent event to December 31, 1997

          On May 31, 1998, TransCor sold its Jacksonville area waste collection and recycling operations assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash, which exceeded the carrying value of the underlying assets.

                                       PART III

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

           John V. Simon Jr., 42, has been President and General Manager of Kimmins Contracting Corp., responsible for supervising utility construction, since May 1981, and served as a Vice President of the Company from 1981 until October 1988. From January 1978 to May 1981, Mr. Simon owned Simon Construction Company, a company that performed site work and utilities and demolition projects.

           Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors and any persons holding more than 10 percent of the Company's common stock are required to file with the Securities and Exchange Commission and the New York Stock Exchange reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established, and the Company is required to disclose in its Annual Report on Form 10-K/A and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during 1996, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10 percent of its common stock complied with the Section 16(a) requirements.

      Item 11. Executive Compensation

          Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 for the year ended December 31, 1997 (the "Named Executives"):

                              SUMMARY COMPENSATION TABLE

                                           Annual Compensation
                                    -------------------------------
                                                            Other
                                                            Annual
                                                           Compen-
              Name and                Salary      Bonus     sation
         Principal Position    Year     ($)        ($)       ($)
      ----------------------------- ---------  ---------- ---------
      Francis M. Williams      1997 $ 172,120  $       0      $0
        Chairman of the Board, 1996 $ 184,810  $       0      $0
        President and Chief    1995 $ 271,137  $       0      $0
        Executive Officer

      John V. Simon, Jr.       1997 $ 100,019  $ 108,032      $0
        President of Kimmins   1996 $  95,000  $  25,000      $0
        Contracting Corp.      1995 $  95,000  $  81,489      $0

      Michael D. O'Brien       1997 $ 105,427  $       0      $0
        Vice President         1996 $  95,000  $       0      $0
        of TransCor            1995 $  91,261  $  13,740      $0

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

            Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values. The following table summarizes the net value realized on the exercise of options in 1997 and the value of outstanding options as of December 31, 1997, for the Named Executives.

                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FISCAL YEAR-END OPTION/SAR VALUES
                                                                  Number
                                                                    of
                                                                Securities        Value of
                                                                Underlying      Unexercised
                                                               Unexercised      In-the-Money
                                                             Options/SARs at  Options/SARs at
                                     Shares                    Year-End (#)   Year-End ($) (1)
                                    Acquired        Value      Exercisable/     Exercisable/
                  Name          on Exercise (#) Realized ($)  Unexercisable    Unexercisable
       -----------------------  --------------  ------------ --------------- -----------------
       John V. Simon, Jr.              0             $0       14,333/57,333   $38,592/$154,369

       (1)  Value is calculated using  the Company's closing stock price on  December 31, 1997, of $5.3125 per share less the exercise price for such shares.

            No stock options or stock appreciation rights were exercised by Mr. Francis M. Williams during the year ended December 31, 1997, and Mr. Williams does not have any outstanding stock options or SARs at December 31, 1997.

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
       President of Kimmins
       Contracting Corp.
       /TABLE

            Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 1997, Mr. Francis M. Williams, the Company's President and Chairman of the Board of Directors, served as President and Chairman of the Board of Directors of TransCor, and Norman S. Dominiak served as Chief Financial Officer of the Company and TransCor.

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

          The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 31, 1998, by (i) persons known by the Company to own more than 5 percent of the Company's outstanding common stock, (ii) by each Named Executive and director of the Company, and (iii) all executive officers and directors of the Company as a group:

                                                                                       Percent
                                                                                        of
           Name and Address of                                               Percent    Total
             Beneficial Owner                                                  of      Voting
                   (1)                Title of Class     Number of Shares     Class     Power
       --------------------------- -------------------- ------------------ ----------  -------
       Francis M. Williams         Common Stock           1,858,975   (2)       41.8%    61.6%
                                   Class B Common Stock   2,291,569            100.0%

       Joseph M. Williams          Common Stock             366,917   (3)         8.2%    5.4%

       John V. Simon, Jr.          Common Stock              24,617   (4)          *       *

       Michael Gold                Common Stock              13,523   (5)          *       *

       George Chandler             Common Stock               6,714   (6)          *       *

       All executive officers      Common Stock           2,280,354 (2)(3)       51.1%
       and directors as a group                                     (5)(7)               67.8%
       (five persons)              Class B Common Stock   2,291,569   (8)       100.0%

       (1) The addresses of all officers and directors of the Company above are in care of the Company at 1501 Second Avenue, East, Tampa, Florida 33605.

      (2) Includes 1,479,136 shares owned directly by Mr. Francis M. Williams; 133,333 shares owned by Summerbreeze and 121,750 shares owned by Sunshadow, both of which Mr. Williams is the sole shareholder of the corporate general partner and a 50 percent limited partner (see Item 13, "Certain Relationships and Related Transactions"); 48,908 shares owned by Mr. Williams' wife; 30,493 shares held by Mr. Williams as Trustee for his wife and children; 37,913 shares held by Mr. Williams as Custodian under the New York Uniform Gifts to Minors Act for his children; 6,375 shares held by the Company's 401(k) and ESOP Plans of which Mr. Williams is fully vested; and 1,067 shares held by Kimmins Realty Investment, Inc., which is owned 100 percent by Mr. Williams.

      (3) Includes 10,000 shares owned by Mr. Joseph M. Williams; 12,667 shares issuable upon exercise of currently exercisable stock options; 3,030 shares held by the Company's 401(k) and ESOP Plans of which Mr. Williams is fully vested; and 341,220 shares held by the Company's 401(k) Plan and ESOP of which Mr. Williams is a trustee with shared voting and investment power.

      (4) Includes 1,500 shares owned by Mr. Simon; 14,333 shares issuable upon exercise of currently exercisable stock options; and 8,334 shares held by the Company's 401(k) and ESOP plans of which Mr. Simon is fully vested.

      (5) Includes 1,150 shares owned by Mr. Gold; 5,775 shares currently owned by Mr. Gold's wife; 2,898 held by Mr. Gold as trustee for Mr. Gold's minor children; and 3,700 shares issuable upon exercise of currently exercisable stock options.

      (6) Includes 3,114 shares owned by Mr. Chandler; and 3,600 shares issuable upon exercise of currently exercisable stock options.

      (7) Includes 38,995 shares issuable upon exercise of currently exercisable stock options; 23,102 shares held by the Company's 401(k) and ESOP Plans of which certain officers of the Company are fully vested; and 341,471 shares held by the Company's 401(k) and ESOP Plans of which the Secretary of the Company is a trustee.

      (8) Includes 1,500 shares that may be purchased by Mr. Dominiak pursuant to immediately exercisable options. Does not include 6,000 shares issuable to him upon exercise of options vesting at various times commencing in April 1998. Also includes 3,195 shares that may be purchased by Mr. O'Brien pursuant to immediately exercisable options. Does not include 14,581 shares issuable to him upon exercise of options vesting at various times commencing in April 1998.

          *  Less than one percent.

      Item 13. Certain Relationships and Related Transactions

          During 1995, 1996 and 1997, the Company paid landfill fees of approximately $88,000, $139,000, and $0, respectively, to a company that is owned primarily by the brother of Mr. Francis M. Williams. The amount paid approximated fair market rates for the type of services involved.

           The Company had a note receivable in an original amount of $3,638,696 from Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"), of which Mr. Francis M. Williams is the sole shareholder of the corporate general partner and was the sole limited partner. The note receivable originally accrued interest at prime plus 1.375 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and was guaranteed by Mr. Williams. The Company did not receive any interest or principal payments during 1997 relating to this note receivable, and management of the Company discontinued recognition of interest income of approximately $551,000 for the year. Amounts due from the Apartments at December 31, 1996, were approximately $3,851,000.

          On October 22, 1997, the Company contributed its note receivable in an original amount of approximately $3,851,000 from Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., and other receivables of $3,059,000 for a non-controlling 49 percent preferred limited partnership interest in the Apartments. The Company will be allocated 49 percent of operating income, losses and cash flow. The preference in the Company's equity interest in the Apartments occurs upon the sale of the underlying partnership properties. Upon the occurrence of a capital transaction, the Company would receive cash flows from the sale or refinancing of the Apartments' assets equal to its capital contribution prior to any other partner receiving any proceeds. See Note 7 of Notes to Consolidated Financial Statements for additional information.

          On November 5, 1996, the Company received 1,723,290 shares of Cumberland common stock in exchange for the term note of $5,169,870 due from Cumberland. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method, and the Company's interest in Cumberland represents an ownership share of approximately 30 percent. At December 31, 1996 and 1997, the market value of the Cumberland common stock held by the Company was approximately $5,170,000 and $4,739,000, respectively.

          Effective July 1, 1997, employees associated with TransCor's demolition contracting services unit were transferred to Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of the Company, for administrative and accounting purposes. As a result, contracting services previously performed by employees of TransCor were subcontracted to KCC. For the year ended December 31, 1997, TransCor paid $3,417,574 to KCC for services rendered by Kimmins as a subcontractor. In addition, TransCor rents equipment from KCC for use in performing demolition contracts. TransCor incurred approximately $670,000, $2,103,000, and $2,573,000 in equipment rental charges with KCC for the years ended December 31, 1995, 1996, and 1997, respectively.

                                       PART IV

      Item  14. Exhibits, Financial  Statement, Schedules, and  Reports on Form
      8-K

      (a) List of documents filed as part of this Report

          1.  Financial Statements

              - Report of Independent Certified Public Accountants
              - Consolidated balance sheets at December 31, 1996 and 1997
              - Consolidated statements of operations for each of
                  the three years in the period ended December 31, 1997
              - Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1997
              - Consolidated statements of cash flows for each of
                  the three years in the period ended December 31, 1997
              - Notes to consolidated financial statements

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

          3. The following documents are filed as exhibits to this Annual Report on Form 10-K/A:

              3(a)   -- Restated Certificate of Incorporation of Registrant,
                          as amended.
              3(b)*  -- By-laws of Registrant
              10.1** -- Stock Option Plan
              10.2   -- Form of Stock Option Agreement for Executives
              10.3   -- Partnership Agreements
              10.4   -- Term Notes for Equipment Financed with
                          Caterpillar Financial Services
              21     -- Subsidiaries of the Registrant
              23     -- Consent of Ernst & Young LLP
              27     -- Financial Data Schedule (for SEC use only)
              27.1   -- Restated Financial Data Schedule-1996
                          (for SEC use only)
              27.2   -- Restated Financial Data Schedule-1995
                          (for SEC use only)

              * Previously filed  on March  17, 1987,  as part  of Registrant's
                Registration Statement on Form S-1, File No. 33-12677, and incorporated herein by reference thereto.
             ** Previously  filed on  June 29,  1989, as  part of  Registrant's
                Form S-8, File No. 33-29612, and incorporated herein by reference thereto.

      (b) Reports on Form 8-K. - None.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                       KIMMINS CORP.


      Date:   July 6, 1998         By: /s/ Francis M. Williams
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

      Date:   July 6, 1998             /s/ Francis M. Williams
             ---------------------     ----------------------------------------
                                       Francis M. Williams
                                       President and Director
                                       (Chief Executive Officer)

      Date:   July 6, 1998             /s/ Joseph M. Williams
             ---------------------     ----------------------------------------
                                       Joseph M. Williams
                                       Secretary/Treasurer

      Date:  July 6, 1998              /s/ Norman S. Dominiak
             ---------------------     ----------------------------------------
                                       Norman S. Dominiak
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting and
                                        Financial Officer)

      Date:   July 6, 1998             /s/ Michael A. Gold
             ---------------------     ----------------------------------------
                                       Michael A. Gold, Director

      Date:   July 6, 1998             /s/ George A. Chandler
             ---------------------     ----------------------------------------
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

                            SUBSIDIARIES OF THE REGISTRANT




                                                      State or Providence
                                                        of Incorporation
                          Company                       or Organization
        ------------------------------------------- ------------------------

        Kimmins Contracting Corp. . . . . . . . . . Florida
        Kimmins Ltd.  . . . . . . . . . . . . . . . Ontario, Canada

        Kimmins Industrial Service Corp.  . . . . . Delaware

        Kimmins Abatement Corp. . . . . . . . . . . Delaware
        ThermoCor Kimmins, Inc. . . . . . . . . . . Florida
          (f/k/a Kimmins Thermal Corp.)

        Kimmins Specialty Contracting, Inc. . . . . Florida

        Kimmins Associates, Inc.  . . . . . . . . . Delaware

        Kimmins Equipment Leasing Corp. . . . . .   Florida
        TransCor Waste Services, Inc. . . . . . . . Florida

        Kimmins Recycling Corp. . . . . . . . . . . Florida

        Bay Area Recycling and Fibers, Inc. . . . . Florida

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

        40th Street, Inc. . . . . . . . . . . . . . Florida

        Lantana Eighth Avenue Corp. . . . . . . . . Florida
        Factory Street Corporation  . . . . . . . . Tennessee

                                                                     EXHIBIT 23








                 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


          We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-29612) pertaining to the 1987 Stock Option Plan of Kimmins Corp. and in the related Prospectus, of our report dated June 18, 1998, with respect to the consolidated financial statements and schedule of Kimmins Corp. included in the Annual Report (Form 10-K) for the year ended December 31, 1997.








                                                   /s/ Ernst & Young LLP




      Tampa, Florida
      June 30, 1998

                                    KIMMINS CORP.

                   Schedule II - Valuation and Qualifying Accounts

                           Allowance for Doubtful Accounts



                                             Additions   Deductions
                                  Balance at Charged to     from    Balance at
                                  Beginning  Costs and   Allowances   End of
              Description         of Period   Expenses      (a)       Period
      --------------------------  ---------- ---------- ----------- ----------

      Year ended                  $ 662,997  $ 404,455  $ (670,241) $  397,211
        December 31, 1995 . . .
      Year ended                  $ 397,211  $ 430,381  $ (210,884) $  616,708
        December 31, 1996 . . .
      Year ended                  $ 616,708  $ 772,522  $ (467,929) $  921,301
        December 31, 1997 . . .


      (a) Balance represents the write-off of uncollectible accounts.

                                                                   EXHIBIT 10.4
                            TERM LOAN PROMISSORY NOTE FORM

                                   PROMISSORY NOTE

      Borrower: Kimmins Equipment Leasing Corp.
         1501 Second Avenue, East
         Tampa, Florida 33605

      Lender:  Caterpillar Financial Services
         Corporation
         3322 West End Avenue
         Nashville, Tennessee 37203-1071

      Principal Amount: $28,589,773.52                   Date of Note: 11-24-97

      Promise to Pay. For Value Received, Borrower promises to pay to the order of Lender, in immediately available funds at the address of Lender set forth above or at such other place as Lender or the holder hereof shall designate in writing, the principal amount of Twenty Eight Million Five Hundred and Eighty-Nine Thousand Seven Hundred and Seventy-Three Dollars and 52/100ths Dollars ($28,589,773.52) with interest on the outstanding principal from and including the date hereof at the per annum rate equal to that set forth below, until the indebtedness evidenced by this Note has been paid in full.

      Payment Schedule. Monthly payments of principal and interest in arrears, each in an amount equal to Five Hundred and One Thousand and One Hundred and Twenty-Seven Dollars and 02/100ths Dollars ($501,127.02 shall be made commencing on the 15th day of January, 1998, and continuing on the 15th day of each month thereafter through and including the 15th day of December, 2002, [and a final balloon payment equal to all principal and interest outstanding at the time shall be made on the 15th day of January, 2003, for a total of Sixty-One (61) payments. All payments received shall be applied first to accrued interest and other non-principal amounts then owing under this Note or the Loan Agreement (defined below) and then to the principal balance outstanding. The acceptance of any payment which is less than payment in full of all amounts due and owing at such time shall not constitute waiver of Lender's or the holder's right to receive payment in full of all amounts due and owing at such time or any prior or subsequent time.

      Interest. Interest shall be calculated at the fixed per annum. rate equal to Seven and 75/100ths percent (7.75%). All interest payable hereunder shall be calculated on the basis of the actual number of days elapsed in a year of three hundred sixty (360) days.

      Time. Time is of the essence hereof. If any payment or portion of a payment or other sum due hereunder is not paid within ten (10) days of when due, there shall be immediately due and payable from Borrower to Lender a late fee equal to five percent (5%) of the scheduled payment.

      Prepayment. Borrower may prepay this Note in full on any payment due date by giving Lender at least thirty (30) days advance written notice and paying the then unpaid principal balance of this Note, all accrued interest and all other amounts payable hereunder.

      Savings. If at any time implementation of any provision hereof shall raise or be deemed to raise the interest rate per annum contracted for, charged in or collectible under this Note above the lawful maximum interest rate per annum in effect from time to time in the applicable jurisdiction, then such interest rate per annum shall be limited to such lawful maximum interest rate; provided, however, that if the applicable state law is amended or the law of the United States of America preempts the applicable state law, so that it becomes lawful for the Lender to receive a greater interest rate per annum, than is presently allowed, Borrower agrees that, on the effective date of such amendment or preemption, as the case may be, the lawful maximum hereunder shall be increased to the maximum interest rate per annum, allowed by the higher of the amended state law or the law of the United States of America. If from any circumstance, Lender or any holder shall ever receive as interest or otherwise an amount which will exceed the applicable lawful maximum rate, such amount which would be excessive shall be deemed a mistake and shall be either refunded or applied to the reduction of any principal owing under this Note, as Lender or the holder may elect.

      Default. The following actions and/or failures to act shall constitute events of default under this Note:

           Default Under This Note. Should Borrower default in the payment of any sum when due under this Note and such default shall continue unremedied for ten (10) days thereafter.

           Other Defaults in Favor of Lender. Should Borrower default under any other promissory note, loan, extension of credit, security agreement, or obligation in favor of Lender.

           False Statements. Should any representation or warranty of Borrower or any guarantor made in connection with obtaining the loan evidenced by this Note or any security agreement directly or indirectly securing repayment of this Note prove to be incorrect or misleading in any material respect.

           Default Under Loan and Security Agreement. Should Borrower default under that certain Tenn Loan and Security Agreement dated November 20, 1997, entered into between Borrower and Lender (the "Loan Agreement"), or should Borrower default under any other security agreement directly or indirectly securing repayment of this Note.

           Insecurity. Should Borrower have a material adverse change with respect to its financial condition which results, in Lender's opinion, in an impairment of the prospect of repayment of this Note.

           Default in Favor of Third Parties. Should Borrower default under any material promissory note, loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person.

           Insolvency, Bankruptcy. Should Borrower become unable, or admit in writing its inability, to pay its debts as they mature, or become the subject of proceedings in bankruptcy or insolvency, or make a general assignment for the benefit of creditors, or enter into an arrangement with a group of creditors, or enter into any action for the purposes of accomplishing any of the preceding.

           Cease to do Business. Should Borrower or any affiliate of Borrower wind up, liquidate, cease to do business, dissolve, reorganize, merge, consolidate or sell, assign, transfer, lease or otherwise dispose of all or substantially all of its assets, or become the subject of any proceeding for any of the foregoing purposes.

      Lender's Rights Upon Default. Should any one or more events of default occur or exist under this Note, as provided above, Lender shall have all rights and remedies reserved to Lender under the Term Loan and Security Agreement, and shall further have the right, at its sole option, to accelerate the maturity and insist upon immediate payment in full of the unpaid principal balance and all accrued interest and all other amounts then outstanding under this Note (including additional interest accrued on past due payments and any prepayment premium, as provided herein and under the Loan and Security Agreement), together with Lender's attorney's fees, costs, expenses and other fees and charges, as provided herein. Lender shall have the further right, again at its sole option, to accelerate the maturity and to insist upon immediate payment in full of each and every other loan, extension of credit, debt, liability and/or obligation of every nature and kind that Borrower may then owe to Lender, whether direct or indirect or by way of assignment, and whether absolute or contingent, liquidated or unliquidated, voluntary or involuntary, determined or undetermined, secured or unsecured, whether Borrower is obligated alone or with others on a joint, several or solidary basis, as a principal obligor or otherwise, all without further notice, demand or putting in default, unless Lender shall otherwise elect.

      Attorney's Fees. If Lender refers this Note to an attorney for collection, or files suit against Borrower to collect this Note, or if Borrower files for bankruptcy or other relief from creditors, Borrower agrees to pay Lender's reasonable attorney's fees and all other costs, expenses and fees incurred by Lender in any such action. All such fees, costs and expenses shall become a part of the indebtedness evidenced by this Note, and shall bear interest at the rate of interest in effect under this Note from time to time.

      Right of Offset. As collateral security for the prompt and punctual payment and satisfaction of this Note, Borrower grants Lender a continuing security interest in the form of a pledge of any and all funds that Borrower may have at any time on deposit with Lender or any affiliated companies of Lender and hereby consents and agrees, in the event of default hereunder, to Lender's offsetting against the obligations of Borrower hereunder any sums owing from time to time from Lender or any subsidiary or affiliate of Lender (including Caterpillar Inc.) to Borrower.

      Waivers. Borrower, and each guarantor, surety, endorser or any other party who may at any time become liable for payment of the indebtedness evidenced by this Note (each, an "Other Obligor"), hereby waive presentment for payment, demand for payment, protest, notice of protest, notice of nonpayment, notice of dishonor, notice of acceleration and notice of intent to accelerate hereunder, and all other notices in connection with this Note, filing of suit and diligence in collecting any sums due under this Note or enforcing any of the security for this Note, and severally agree that their obligations and liabilities to Lender hereunder shall be on a "joint and several" basis. To the extent permitted by law, Borrower and each Other Obligor hereby waives all rights to plead any statute of limitations as a defense to any action on this Note. BORROWER AND EACH OTHER OBLIGOR FURTHER WAIVES THE RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING OR COUNTERCLAIM OF ANY KIND ARISING OUT OF OR RELATED TO THIS NOTE, AND ACKNOWLEDGE THAT THE FOREGOING WAIVER IS A MATERIAL INDUCEMENT TO LENDER MAKING THE LOAN EVIDENCED HEREBY AND THAT LENDER IS RELYING UPON THE FOREGOING WAIVER. BORROWER AND EACH OTHER OBLIGOR WARRANTS THAT IT HAS KNOWINGLY AND VOLUNTARILY WAIVED ITS JURY TRIAL RIGHTS. IN THE EVENT OF LITIGATION, THIS NOTE MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT. Borrower and each Other Obligor further severally agree that discharge or release of any party who is or may be liable to Lender for the indebtedness represented hereby, or the release or substitution of any collateral directly or indirectly securing repayment hereof, shall not have the effect of releasing any other party or parties, who shall remain liable to Lender, or of releasing any other collateral that is not
      expressly   released  by   Lender.  Borrower   and  each   Other  Obligor
      additionally agree that Lender's acceptance of payment other than in accordance with the terms of this Note, or Lender's subsequent agreement to any extension of time, renewal, waiver or modification of this Note or any of its provisions (without limitation as to number or term), or Lender's failure or delay in exercising any rights or remedies granted to Lender, shall likewise not have the effect of releasing Borrower or any other party or parties from their respective obligations to Lender, or of releasing any collateral that directly or indirectly secures repayment hereof. In addition, any failure or delay on the part of Lender to exercise any of the rights and remedies granted to Lender shall not have the effect of waiving any of Lender's rights and remedies. Any partial exercise of any rights and/or remedies granted to Lender shall furthermore not be construed as a waiver of any other rights and remedies, it being Borrower's intent and agreement that Lender's rights and remedies

      shall be cumulative in nature. Borrower and each Other Obligor further agree that, should any event of default occur or exist under this Note, any waiver or forbearance on the part of Lender to pursue the rights and remedies available to Lender shall be binding upon Lender only to the extent that Lender specifically agrees to any such waiver or forbearance in writing. A waiver or forbearance on the part of Lender as to one event of default shall not be construed as a waiver of forbearance as to any other event of default.

      Successors and Assigns Liable. Borrower's and each Other Obligor's obligations and agreements under this Note shall be binding upon
      Borrower's and each Other Obligor's respective successors, heirs, legatees, devisees, administrators, executors and assigns. The rights and remedies granted to Lender under this Note shall inure to the benefit of Lender's successors and assigns, as well as to any subsequent holder or holders of this Note.

      Caption Headings, Plural and Singular. Caption headings of the sections of this Note are for convenience purposes only and are not to be used to interpret or to define their provisions. In this Note, whenever the context so requires, the singular includes the plural and the plural also includes the singular.

      Severability, Integration. If any provision of this Note is held to be invalid, illegal or unenforceable by any court, that provision shall be deleted from this Note and the balance of this Note shall be interpreted as if the deleted provision never existed. This Note constitutes the entire agreement of Borrower with respect to the repayment to Lender of the indebtedness evidenced hereby and may not be altered or amended except by a Note, any waiver or forbearance on the part of Lender to pursue the rights and remedies available to Lender shall be binding upon Lender only to the extent that Lender specifically agrees to any such waiver or forbearance in writing. A waiver or forbearance on the part of Lender as to one event of default shall not be construed as a waiver of forbearance as to any other event of default.

      Successors and Assigns Liable. Borrower's and each Other Obligor's obligations and agreements under this Note shall be binding upon Borrower's and each Other Obligor's respective successors, heirs, legatees, devisees, administrators, executors and assigns. The rights and remedies granted to Lender under this Note shall inure to the benefit of Lender's successors and assigns, as well as to any subsequent holder or holders of this Note.

      Caption Headings, Plural and Singular. Caption headings of the sections of this Note are for convenience purposes only and are not to be used to interpret or to define their provisions. In this Note, whenever the context so requires, the singular includes the plural and the plural also includes the singular.

      Severability, Integration. If any provision of this Note is held to be invalid, illegal or unenforceable by any court, that provision shall be deleted from this Note and the balance of this Note shall be interpreted as if the deleted provision never existed. This Note constitutes the entire agreement of Borrower with respect to the repayment to Lender of the indebtedness evidenced hereby and may not be altered or amended except by a writing signed by Lender.

      Applicable Law. This Note shall be governed by and construed in accordance with the internal laws of the State of Tennessee, without regard to the conflicts of laws principles thereof.

      Borrower has read and fully understands all of the provisions of this Note.


      -----------------------------
      Borrower



      Signature:    /s/ John V. Simon, Jr.
                    ----------------------
      Name (print): John V. Simon, Jr.
                    ----------------------
      Title:        President
                    ----------------------


      Signature:    /s/ Hubert Freund
                    ----------------------
      Name (print): Hubert Freund
                    ----------------------
      Title:        Regional Sales Manager
                    ----------------------

                         AMENDED AND RESTATED PROMISSORY NOTE


      Borrower: Kimmins Contracting Corp.
         1501 Second Avenue, East
         Tampa, Florida 33605

      Lender:  Caterpillar Financial Services
         Corporation
         3322 West End Avenue
         Nashville, Tennessee 37203-1071

      Principal Amount: U.S. $16,000,000.00              Date of Note: 11-20-97


      Restatement. This Amended and Restated Promissory Note ("Note") is issued in conjunction with that certain Working Capital Loan and Security Agreement dated February 26, 1997, and amended March 11, 1997 and November 20, 1997 (as the same may be further amended from time to time, the "Loan Agreement"), between Borrower and Lender, and Lender is and shall be entitled to all benefits thereof and of all Loan Documents executed and delivered in connection therewith. This Note amends and restates one or more notes dated prior to the date hereof (individually and collectively, the "Original Note"), and is given in substitution and replacement for the Original Note. The delivery of this Note in substitution and replacement of the Original Note shall not constitute a novation or other release or satisfaction of the indebtedness evidenced thereby and hereby. The provisions of the Loan Agreement are incorporated herein by this reference. All capitalized terms used herein, unless otherwise defined herein, shall have the meanings ascribed to such terms in the Loan Agreement.

      Promise to Pay. For Value Received, Borrower promises to pay to the order of Lender, in immediately available funds at the address of Lender set forth above or at such other place as Lender or the holder hereof shall designate in writing, the above Principal Amount for this Loan with interest on the outstanding principal from and including the date hereof pursuant to the terms of the Loan Agreement referred to below until the indebtedness evidenced by this Note has been paid in full, and Borrower hereby ratifies all previous Notes evidencing Loans made pursuant to such Loan Agreement.

      Payment Schedule. Monthly payments of interest in arrears with the principal becoming due and owing pursuant to the terms of the Loan Agreement. All payments received shall be applied first to accrued interest and other non-principal amounts then owing under this Note or the Loan Agreement and then to the principal balance outstanding. The acceptance of any payment which is less than payment in full of all amounts due and owing at such time shall not constitute waiver of Lender's or the holder's right to receive payment in full of all amounts due and owing at such time or any prior or subsequent time.

      Interest. Interest shall be calculated pursuant to the terms of the Loan Agreement. All interest payable hereunder shall be calculated on the basis of the actual number of days elapsed in a year of three hundred sixty (360) days.

      Time. Time is of the essence hereof. If any payment or portion of a payment or other sum due hereunder is not paid within fourteen (14) days of when due, there shall be immediately due and payable from Borrower to Lender a late fee equal to five percent (5%) of the scheduled payment.

      Prepayment. Borrower may prepay this Note in full on any payment due date by paying the then unpaid principal balance of this Note, all accrued interest and all other amounts payable hereunder.

      Savings. If at any time implementation of any provision hereof shall raise or be deemed to raise the interest rate per annum contracted for, charged in or collectible under this Note above the lawful maximum interest rate per annum in effect from time to time in the applicable jurisdiction, then such interest rate per annum shall be limited to such lawful maximum interest rate; provided, however, that if the applicable state law is amended or the law of the United States of America preempts the applicable state law, so that it becomes lawful for the Lender to receive a greater interest rate per annum than is presently allowed, Borrower agrees that, on the effective date of such amendment or preemption, as the case may be, the lawful maximum hereunder shall be increased to the maximum interest rate per annum allowed by the higher of the amended state law or the law of the United States of America. If from any circumstance, Lender or any holder shall ever receive as interest or otherwise an amount which will exceed the applicable lawful maximum rate, such amount which would be excessive shall be deemed a mistake and shall be either refunded or applied to the reduction of any principal owing under this Note, as Lender or the holder may elect.

      Default. The following actions and/or failures to act shall constitute events of default under this Note:

           Default Under This Note. Should Borrower default in the payment of any sum when due under this Note and such default shall continue unremedied for fourteen (14) days thereafter.

           Other Defaults in Favor of Lender. Should Borrower default under any other promissory note, loan, extension of credit, security agreement, or obligation in favor of Lender.

           False Statements. Should any representation or warranty of Borrower or any guarantor made in connection with obtaining the loan evidenced by this Note or any security agreement directly or indirectly securing repayment of this Note prove to be incorrect or misleading in any material respect.

           Default Under Loan and Security Agreement. Should Borrower default under that certain Working Capital Loan and Security Agreement dated February 26, 1997, and amended March 11, 1997 and November 20, 1997 (as the same may be further amended from time to time) entered into between Borrower and Lender (the "Loan Agreement"), or should Borrower default under any other security agreement directly or indirectly securing repayment of this Note.

           Insecurity. Should Borrower have a material adverse change with respect to its financial condition which results, in Lender's opinion, in an impairment of the prospect of repayment of this Note.

           Default in Favor of Third Parties. Should Borrower default under any material promissory note, loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person.

           Insolvency, Bankruptcy. Should Borrower become unable, or admit in writing its inability, to pay its debts as they mature, or become the subject of proceedings in bankruptcy or insolvency, or make a general assignment for the benefit of creditors, or enter into an arrangement with a group of creditors, or enter into any action for the purposes of accomplishing any of the preceding.

           Cease to do Business. Should Borrower or any affiliate of Borrower wind up, liquidate, cease to do business, dissolve, reorganize, merge, consolidate or sell, assign, transfer, lease or otherwise dispose of all or substantially all of its assets, or become the subject of any proceeding for any of the foregoing purposes.

      Lender's Rights Upon Default. Should any one or more events of default occur or exist under this Note, as provided above, Lender shall have all rights and remedies reserved to Lender under the Loan Agreement, and shall further have the right, at its sole option, to accelerate the maturity and insist upon immediate payment in full of the unpaid principal balance and all accrued interest and all other amounts then outstanding under this Note (including additional interest accrued on past due payments and any prepayment premium, as provided herein and under the Loan Agreement), together with Lender's attorney's fees, costs, expenses and other fees and charges, as provided herein. Lender shall have the further right, again at its sole option, to accelerate the maturity and to insist upon immediate payment in full of each and every other loan, extension of credit, debt, liability and/or obligation of every nature and kind that Borrower may then owe to Lender, whether direct or indirect or by way of assignment, and whether absolute or contingent, liquidated or unliquidated, voluntary or involuntary, determined or undetermined, secured or unsecured, whether Borrower is obligated alone or with others on a joint, several or solidary basis, as a principal obligor or otherwise, all without further notice, demand or putting in default, unless Lender shall otherwise elect.

      Attorney's Fees. If Lender refers this Note to an attorney for collection, or files suit against Borrower to collect this Note, or if Borrower files for bankruptcy or other relief from creditors, Borrower agrees to pay Lender's reasonable attorney's fees and all other costs, expenses and fees incurred by Lender in any such action. All such fees, costs and expenses shall become a part of the indebtedness evidenced by this Note, and shall bear interest at the rate of interest in effect under this Note from time to time.

      Right of Offset. As collateral security for the prompt and punctual payment and satisfaction of this Note, Borrower grants Lender a continuing security interest in the form of a pledge of any and all funds that Borrower may have at any time on deposit with Lender or any affiliated companies of Lender and hereby consents and agrees, in the event of default hereunder, to Lender's offsetting against the obligations of Borrower hereunder any sums owing from time to time from Lender or any subsidiary or affiliate of Lender (including Caterpillar Inc.) to Borrower.

      Waivers. Borrower, and each guarantor, surety, endorser or any other party who may at any time become liable for payment of the indebtedness evidenced by this Note (each, an "Other Obligor"), hereby waive presentment for payment, demand for payment, protest, notice of protest, notice of nonpayment, notice of dishonor, notice of acceleration and notice of intent to accelerate hereunder, and all other notices in connection with this Note, filing of suit and diligence in collecting any sums due under this Note or enforcing any of the security for this Note, and severally agree that their obligations and liabilities to Lender hereunder shall be on a "joint and several" basis. To the extent permitted by law, Borrower and each Other Obligor hereby waives all rights to plead any statute of limitations as a defense to any action on this Note. BORROWER AND EACH OTHER OBLIGOR FURTHER WAIVES THE RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING OR COUNTERCLAIM OF ANY KIND ARISING OUT OF OR RELATED TO THIS NOTE, AND ACKNOWLEDGE THAT THE FOREGOING WAIVER IS A MATERIAL INDUCEMENT TO LENDER MAKING THE LOAN EVIDENCED HEREBY AND THAT LENDER IS RELYING UPON THE FOREGOING WAIVER. BORROWER AND EACH OTHER OBLIGOR WARRANTS THAT IT HAS KNOWINGLY AND VOLUNTARILY WAIVED ITS JURY TRIAL RIGHTS. IN THE EVENT OF LITIGATION, THIS NOTE MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT. Borrower and each Other Obligor further severally agree that discharge or release of any party who is or may be liable to Lender for the indebtedness represented hereby, or the release or substitution of any collateral directly or indirectly securing repayment hereof, shall not have the effect of releasing any other party or parties, who shall remain liable to Lender, or of releasing any other collateral that is not expressly released by Lender. Borrower and each Other Obligor additionally agree that Lender's acceptance of payment other than in accordance with the terms of this Note, or Lender's subsequent agreement to any extension of time, renewal, waiver or modification of this Note or any of its provisions (without limitation as to number or term), or Lender's failure or delay in exercising any rights or remedies granted to Lender, shall likewise not have the effect of releasing


      Borrower or any other party or parties from their respective obligations to Lender, or of releasing any collateral that directly or indirectly secures repayment hereof. In addition, any failure or delay on the part of Lender to exercise any of the rights and remedies granted to Lender shall not have the effect of waiving any of Lender's rights and remedies. Any partial exercise of any rights and/or remedies granted to Lender shall furthermore not be construed as a waiver of any other rights and remedies, it being Borrower's intent and agreement that Lender's rights and remedies shall be cumulative in nature. Borrower and each Other Obligor further agree that, should any event of default occur or exist under this Note, any waiver or forbearance on the part of Lender to pursue the rights and remedies available to Lender shall be binding upon Lender only to the extent that Lender specifically agrees to any such waiver or forbearance in writing. A waiver or forbearance on the part of Lender as to one event of default shall not be construed as a waiver of forbearance as to any other event of default.

      Successors and Assigns Liable. Borrower's and each Other Obligor's obligations and agreements under this Note shall be binding upon Borrower's and each Other Obligor's respective successors, heirs, legatees, devisees, administrators, executors and assigns. The rights and remedies granted to Lender under this Note shall inure to the benefit of Lender's successors and assigns, as well as to any subsequent holder or holders of this Note.

      Caption Headings, Plural and Singular. Caption headings of the sections of this Note are for convenience purposes only and are not to be used to interpret or to define their provisions. In this Note, whenever the context so requires, the singular includes the plural and the plural also includes the singular.

      Severability, Integration. If any provision of this Note is held to be invalid, illegal or unenforceable by any court, that provision shall be deleted from this Note and the balance of this Note shall be interpreted as if the deleted provision never existed. This Note constitutes the entire agreement of Borrower with respect to the repayment to Lender of the indebtedness evidenced hereby and may not be altered or amended except by a writing signed by Lender.

      Applicable Law. This Note shall be governed by and construed in accordance with the internal laws of the State of Tennessee, without regard to the conflicts of laws principles thereof.

      Borrower has read and fully understands all of the provisions of this Note.

      Signature:     /s/ John V. Simon, Jr.
                     ----------------------
      Name (print):  John V. Simon, Jr.
                     ----------------------
      Title:         President
                     ----------------------


      Signature:     /s/ Hubert Freund
                     ----------------------
      Name (print):  Hubert Freund
                     ----------------------
      Title:         Regional Sales Manager
                     ----------------------


                         Working Capital Loan Promissory Note

                                   PROMISSORY NOTE

      Borrower: Kimmins Contracting Corp.
         1501 Second Avenue, East
         Tampa, Florida 33605

      Lender:  Caterpillar Financial Services
         Corporation
         3322 West End Avenue
         Nashville, Tennessee 37203-1071

      Principal Amount: U.S. $11,000,000.00              Date of Note: 02/26/97


      Promise to Pay. For Value Received, Borrower promises to pay to the order of Lender, in immediately available funds at the address of Lender set forth above or at such other place as Lender or the holder hereof shall designate in writing, the outstanding principal balance of all Loans, up to the Principal Amount set forth above, made pursuant to the terms of the Loan Agreement referred to below on the date on which such outstanding principal amounts become due and payable pursuant to the Loan Agreement, in strict accordance with the terms thereof. Borrower likewise promises to pay to Lender interest from and after the date hereof at such interest rates, payable at such times, and computed in such manner as are specified in the Loan Agreement, in strict accordance with the terms thereof. All principle amounts of the Loans made by Lender to Borrower pursuant to the Loan Agreement, and all accrued interest and unpaid interest thereon, shall be deemed outstanding under this Note and shall continue to be owing by Borrower in accordance with the terms of this Note and the Loan Agreement.

      Payment Schedule. Monthly payments of interest in arrears with the principal becoming due and owing pursuant to the terms of the Loan Agreement. All payments received shall be applied first to accrued interest and other non-principal amounts then owing under this Note or the Loan Agreement and then to the principal balance outstanding. The acceptance of any payment which is less than payment in full of all amounts due and owing at such time shall not constitute waiver of Lender's or the holder's right to receive payment in full of all amounts due and owing at such time or any prior or subsequent time.

      Interest. Interest shall be calculated pursuant to the terms of the Loan Agreement. All interest payable hereunder shall be calculated on the basis of the actual number of days elapsed in a year of three hundred sixty (360) days.

      Time. Time is of the essence hereof. If any payment or portion of a payment or other sum due hereunder is not paid within fourteen (14) days of when due, there shall be immediately due and payable from Borrower to Lender a late fee equal to five percent (5%) of the scheduled payment.

      Prepayment. Borrower may prepay this Note in full on any payment due date by paying the then unpaid principal balance of this Note, all accrued interest and all other amounts payable hereunder.

      Savings. If at any time implementation of any provision hereof shall raise or be deemed to raise the interest rate per annum contracted for, charged in or collectible under this Note above the lawful maximum interest rate per annum in effect from time to time in the applicable jurisdiction, then such interest rate per annum shall be limited to such lawful maximum interest rate; provided, however, that if the applicable state law is amended or the law of the United States of America preempts the applicable state law, so that it becomes lawful for the Lender to receive a greater interest rate per annum than is presently allowed, Borrower agrees that, on the effective date of such amendment or preemption, as the case may be, the lawful maximum hereunder shall be increased to the maximum interest rate per annum allowed by the higher of the amended state law or the law of the United States of America. If from any circumstance, Lender or any holder shall ever receive as interest or otherwise an amount which will exceed the applicable lawful maximum rate, such amount which would be excessive shall be deemed a mistake and shall be either refunded or applied to the reduction of any principal owing under this Note, as Lender or the holder may elect.

      Default. The following actions and/or failures to act shall constitute events of default under this Note:

           Default Under This Note. Should Borrower default in the payment of any sum when due under this Note and such default shall continue unremedied for fourteen (14) days thereafter.

           Other Defaults in Favor of Lender. Should Borrower default under any other promissory note, loan, extension of credit, security agreement, or obligation in favor of Lender.

           False Statements. Should any representation or warranty of Borrower or any guarantor made in connection with obtaining the loan evidenced by this Note or any security agreement directly or indirectly securing repayment of this Note prove to be incorrect or misleading in any material respect.

           Default Under Loan and Security Agreement. Should Borrower default under that certain Working Capital Loan and Security Agreement dated February 26, 1997 entered into between Borrower and Lender (the "Loan Agreement"), or should Borrower default under any other security agreement directly or indirectly securing repayment of this Note.

           Default in Favor of Third Parties. Should Borrower default under any material promissory note, loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person.

           Insolvency, Bankruptcy. Should Borrower become unable, or admit in writing its inability, to pay its debts as they mature, or become the subject of proceedings in bankruptcy or insolvency, or make a general assignment for the benefit of creditors, or enter into an arrangement with a group of creditors, or enter into any action for the purposes of accomplishing any of the preceding.

           Cease to do Business. Should Borrower or any affiliate of Borrower wind up, liquidate, cease to do business, dissolve, reorganize, merge, consolidate or sell, assign, transfer, lease or otherwise dispose of all or substantially all of its assets, or become the subject of any proceeding for any of the foregoing purposes.

      Lender's Rights Upon Default. Should any one or more events of default occur or exist under this Note, as provided above, Lender shall have all rights and remedies reserved to Lender under the Loan Agreement, and shall further have the right, at its sole option, to accelerate the maturity and insist upon immediate payment in full of the unpaid principal balance and all accrued interest and all other amounts then outstanding under this Note (including additional interest accrued on past due payments and any prepayment premium, as provided herein and under the Loan Agreement), together with Lender's attorney's fees, costs, expenses and other fees and charges, as provided herein. Lender shall have the further right, again at its sole option, to accelerate the maturity and to insist upon immediate payment in full of each and every other loan, extension of credit, debt, liability and/or obligation of every nature and kind that Borrower may then owe to Lender, whether direct or indirect or by way of assignment, and whether absolute or contingent, liquidated or unliquidated, voluntary or involuntary, determined or undetermined, secured or unsecured, whether Borrower is obligated alone or with others on a joint, several or solidary basis, as a principal obligor or otherwise, all without further notice, demand or putting in default, unless Lender shall otherwise elect.

      Attorney's Fees. If Lender refers this Note to an attorney for collection, or files suit against Borrower to collect this Note, or if Borrower files for bankruptcy or other relief from creditors, Borrower agrees to pay Lender's reasonable attorney's fees and all other costs, expenses and fees incurred by Lender in any such action. All such fees, costs and expenses shall become a part of the indebtedness evidenced by this Note, and shall bear interest at the rate of interest in effect under this Note from time to time.

      Right of Offset. As collateral security for the prompt and punctual payment and satisfaction of this Note, Borrower grants Lender a continuing security interest in the form of a pledge of any and all funds that Borrower may have at any time on deposit with Lender or any affiliated companies of Lender and hereby consents and agrees, in the event of default hereunder, to Lender's offsetting against the obligations of Borrower hereunder any sums owing from time to time from Lender or any subsidiary or affiliate of Lender (including Caterpillar Inc.) to Borrower.

      Waivers. Borrower, and each guarantor, surety, endorser or any other party who may at any time become liable for payment of the indebtedness evidenced by this Note (each, an "Other Obligor"), hereby waive presentment for payment, demand for payment, protest, notice of protest, notice of nonpayment, notice of dishonor, notice of acceleration and notice of intent to accelerate hereunder, and all other notices in connection with this Note, filing of suit and diligence in collecting any sums due under this Note or enforcing any of the security for this Note, and severally agree that their obligations and liabilities to Lender hereunder shall be on a "joint and several" basis. To the extent permitted by law, Borrower and each Other Obligor hereby waives all rights to plead any statute of limitations as a defense to any action on this Note. BORROWER AND EACH OTHER OBLIGOR FURTHER WAIVES THE RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING OR COUNTERCLAIM OF ANY KIND ARISING OUT OF OR RELATED TO THIS NOTE, AND ACKNOWLEDGE THAT THE FOREGOING WAIVER IS A MATERIAL INDUCEMENT TO LENDER MAKING THE LOAN EVIDENCED HEREBY AND THAT LENDER IS RELYING UPON THE FOREGOING WAIVER. BORROWER AND EACH OTHER OBLIGOR WARRANTS THAT IT HAS KNOWINGLY AND VOLUNTARILY WAIVED ITS JURY TRIAL RIGHTS. IN THE EVENT OF LITIGATION, THIS NOTE MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT. Borrower and each Other Obligor further severally agree that discharge or release of any party who is or may be liable to Lender for the indebtedness represented hereby, or the release or substitution of any collateral directly or indirectly securing repayment hereof, shall not have the effect of releasing any other party or parties, who shall remain liable to Lender, or of releasing any other collateral that is not
      expressly   released  by   Lender.  Borrower   and  each   Other  Obligor
      additionally agree that Lender's acceptance of payment other than in accordance with the terms of this Note, or Lender's subsequent agreement to any extension of time, renewal, waiver or modification of this Note or any of its provisions (without limitation as to number or term), or Lender's failure or delay in exercising any rights or remedies granted to Lender, shall likewise not have the effect of releasing Borrower or any other party or parties from their respective obligations to Lender, or of releasing any collateral that directly or indirectly secures repayment hereof. In addition, any failure or delay on the part of Lender to exercise any of the rights and remedies granted to Lender shall not have the effect of waiving any of Lender's rights and remedies. Any partial exercise of any rights and/or remedies granted to Lender shall furthermore not be construed as a waiver of any other rights and remedies, it being Borrower's intent and agreement that Lender's rights and remedies

      shall be cumulative in nature. Borrower and each Other Obligor further agree that, should any event of default occur or exist under this Note, any waiver or forbearance on the part of Lender to pursue the rights and remedies available to Lender shall be binding upon Under only to the extent that Lender specifically agrees to any such waiver or forbearance in writing. A waiver or forbearance on the part of Lender as to one event of default shall not be construed as a waiver of forbearance as to any other event of default.

      Successors and Assigns Liable. Borrower's and each Other Obligor's obligations and agreements under this Note shall be binding upon
      Borrower's and each Other Obligor's respective successors, heirs, legatees, devisees, administrators, executors and assigns. The rights and remedies granted to Lender under this Note shall inure to the benefit of Lender's successors and assigns, as well as to any subsequent holder or holders of this Note.

      Caption Headings, Plural and Singular. Caption headings of the sections of this Note are for convenience purposes only and are not to be used to interpret or to define their provisions. In this Note, whenever the context so requires, the singular includes the plural and the plural also includes the singular.

      Severability, Integration. If any provision of this Note is held to be invalid, illegal or unenforceable by any court, that provision shall be deleted from this Note and the balance of this Note shall be interpreted as if the deleted provision never existed. This Note constitutes the entire agreement of Borrower with respect to the repayment to Lender of the indebtedness evidenced hereby and may not be altered or amended except by a writing signed by Lender.

      Applicable Law. This Note shall be governed by and construed in accordance with the internal laws of the State of Tennessee, without regard to the conflicts of laws principles thereof.

      Borrower has read and fully understands all of the provisions of this Note.

      Signature:   /s/ John V. Simon, Jr.
           ----------------------
      Name (print): John V. Simon, Jr.
          ----------------------
      Title:   President
          ----------------------


      Signature:   /s/ Hubert Freund
           ----------------------
      Name (print): Hubert Freund
          ----------------------
      Title:   Regional Sales Manager
          ----------------------

                            Term Loan Promissory Note Form

                                   PROMISSORY NOTE

      Borrower: Kimmins Contracting Corp.
         1501 Second Avenue, East
         Tampa, Florida 33605

      Lender:  Caterpillar Financial Services
         Corporation
         3322 West End Avenue
         Nashville, Tennessee 37203-1071

      Principal Amount: $13,041,370.93                   Date of Note: 02/26/97


      Promise to Pay. For Value Received, Borrower promises to pay to the order of Lender, in immediately available funds at the address of Lender set forth above or at such other place as Lender or the holder hereof shall designate in writing, the principal amount of Thirteen Million Forty-One Thousand Three Hundred Seventy and 93/100ths Dollars ($13,041,370.93) with interest on the outstanding principal from and including the date hereof at the per annum rate equal to that set forth below, until the indebtedness evidenced by this Note has been paid in full.

      Payment Schedule. Monthly payments of principal and interest in arrears, each in an amount equal to the sum of (a) an amount of Two Hundred Twenty-Seven Thousand Nine Hundred Ninety-Two and 52/100ths Dollars ($227,992.52) shall be made commencing on the 1st day of April, 1997, and continuing on the lst day of each month thereafter through and including the lst day of March, 2003, for a total of Seventy-Two (72) payments. All payments received shall be applied first to accrued interest and other non-principal amounts then owing under this Note or the Loan Agreement (defined below) and then to the principal balance outstanding. The acceptance of any payment which is less than payment in full of all amounts due and owing at such time shall not constitute waiver of Lender's or the holder's right to receive payment in full of all amounts due and owing at such time or any prior or subsequent time.

      Interest. Interest shall be calculated at the fixed per annum rate equal to Seven and 88/100ths percent (7.88%). All interest payable hereunder shall be calculated on the basis of the actual number of days elapsed in a year of three hundred sixty (360) days.

      Time. Time is of the essence hereof. If any payment or portion of a payment or other sum due hereunder is not paid within four-teen (14) days of when due, there shall be immediately due and payable from Borrower to Lender a late fee equal to five percent (5%) of the scheduled payment.

      Prepayment. Borrower may prepay this Note in full on any payment due date by giving Lender at least thirty (30) days advance written notice and paying the then unpaid principal balance of this Note, all accrued interest and all other amounts payable hereunder.

      Savings. If at any time implementation of any provision hereof shall raise or be deemed to raise the interest rate per annum contracted for, charged in or collectible under this Note above the lawful maximum interest rate per annum in effect from time to time in the applicable jurisdiction, then such interest rate per annum shall be limited to such lawful maximum interest rate; provided, however, that if the applicable state law is amended or the law of the United States of America preempts the applicable state law, so that it becomes lawful for the Lender to receive a greater interest rate per annum than is presently allowed, Borrower agrees that, on the effective date of such amendment or preemption, as the case may be, the lawful maximum hereunder shall be increased to the maximum interest rate per annum allowed by the higher of the amended state law or the law of the United States of America. If from any circumstance, Lender or any holder shall ever receive as interest or otherwise an amount which will exceed the applicable lawful maximum rate, such amount which would be excessive shall be deemed a mistake and shall be either refunded or applied to the reduction of any principal owing under this Note, as Lender or the holder may elect.

      Default. The following actions and/or failures to act shall constitute events of default under this Note:

           Default Under This Note. Should Borrower default in the payment of any sum when due under this Note and such default shall continue unremedied for fourteen (14) days thereafter.

           Other Defaults in Favor of Lender. Should Borrower default under any other promissory note, loan, extension of credit, security agreement, or obligation in favor of Lender.

           False Statements. Should any representation or warranty of Borrower or any guarantor made in connection with obtaining the loan evidenced by this Note or any security agreement directly or indirectly securing repayment of this Note prove to be incorrect or misleading in any material respect.

           Default Under Loan and Security Agreement. Should Borrower default under that certain Term Loan and Security Agreement dated February 24, 1997, entered into between Borrower and Lender (the "Loan Agreement"), or should Borrower default under any other security agreement directly or indirectly securing repayment of this Note.

           Insecurity. Should Borrower have a material adverse change with respect to its financial condition which results, in Lender's opinion, in an impairment of the prospect of repayment of this Note.

           Default in Favor of Third Parties. Should Borrower default under any material promissory note, loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person.

           Insolvency, Bankruptcy. Should Borrower become unable, or admit in writing its inability, to pay its debts as they mature, or become the subject of proceedings in bankruptcy or insolvency, or make a general assignment for the benefit of creditors, or enter into an arrangement with a group of creditors, or enter into any action for the purposes of accomplishing any of the preceding.

           Cease to do Business. Should Borrower or any affiliate of Borrower wind up, liquidate, cease to do business, dissolve, reorganize, merge, consolidate or sell, assign, transfer, lease or otherwise dispose of all or substantially all of its assets, or become the subject of any proceeding for any of the foregoing purposes.

      Lender's Rights Upon Default. Should any one or more events of default occur or exist under this Note, as provided above, Lender shall have all rights and remedies reserved to Lender under the Loan and Security Agreement, and shall further have the right, at its sole option, to accelerate the maturity and insist upon immediate payment in full of the unpaid principal balance and all accrued interest and all other amounts then outstanding under this Note (including additional interest accrued on past due payments and any prepayment premium, as provided herein and under the Loan and Security Agreement), together with Lender's attorney's fees, costs, expenses and other fees and charges, as provided herein. Lender shall have the further right, again at its sole option, to accelerate the maturity and to insist upon immediate payment in full of each and every other loan, extension of credit, debt, liability and/or obligation of every nature and kind that Borrower may then owe to Lender, whether direct or indirect or by way of assignment, and whether absolute or contingent, liquidated or unliquidated, voluntary or involuntary, determined or undetermined, secured or unsecured, whether Borrower is obligated alone or with others on a joint, several or solidary basis, as a principal obligor or otherwise, all without further notice, demand or putting in default, unless Lender shall otherwise elect.

      Attorney's Fees. If Lender refers this Note to an attorney for collection, or files suit against Borrower to collect this Note, or if Borrower files for bankruptcy or other relief from creditors, Borrower agrees to pay Lender's reasonable attorney's fees and all other costs, expenses and fees incurred by Lender in any such action. All such fees, costs and expenses shall become a part of the indebtedness evidenced by this Note, and shall bear interest at the rate of interest in effect under this Note from time to time.

      Right of Offset. As collateral security for the prompt and punctual payment and satisfaction of this Note, Borrower grants Lender a continuing security interest in the form of a pledge of any and all funds that Borrower may have at any time on deposit with Lender or any affiliated companies of Lender and hereby consents and agrees, in the event of default hereunder, to Lender's offsetting against the obligations of Borrower hereunder any slim owing from time to time from Lender or any subsidiary or affiliate of Lender (including Caterpillar Inc.) to Borrower.

      Waivers. Borrower, and each guarantor, surety, endorser or any other party who may at any time become liable for payment of the indebtedness evidenced by this Note (each, an "Other Obligor"), hereby waive presentment for payment, demand for payment, protest, notice of protest, notice of nonpayment, notice of dishonor, notice of acceleration and notice of intent to accelerate hereunder, and all other notices in connection with this Note, filing of suit and diligence in collecting any sums due under this Note or enforcing any of the security for this Note, and severally agree that their obligations and liabilities to Lender hereunder shall be on a "joint and several" basis. To the extent permitted by law, Borrower and each Other Obligor hereby waives all rights to plead any statute of limitations as a defense to any action on this Note. BORROWER AND EACH OTHER OBLIGOR FURTHER WAIVES THE RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING OR COUNTERCLAIM OF ANY KIND ARISING OUT OF OR RELATED TO THIS NOTE, AND ACKNOWLEDGE THAT THE FOREGOING WAIVER IS A MATERIAL INDUCEMENT TO LENDER MAKING THE LOAN EVIDENCED HEREBY AND THAT LENDER IS RELYING UPON THE FOREGOING WAIVER. BORROWER AND EACH OTHER OBLIGOR WARRANTS THAT IT HAS KNOWINGLY AND VOLUNTARILY WAIVED ITS JURY TRIAL RIGHTS. IN THE EVENT OF LITIGATION, THIS NOTE MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY THE COURT. Borrower and each Other Obligor further severally agree that discharge or release of any party who is or may be liable to Lender for the indebtedness represented hereby, or the release or substitution of any collateral directly or indirectly securing repayment hereof, shall not have the effect of releasing any other party or parties, who shall remain liable to Lender, or of releasing any other collateral that is not
      expressly   released  by   Lender.  Borrower   and  each   Other  Obligor
      additionally agree that Lender's acceptance of payment other than in accordance with the terms of this Note, or Lender's subsequent agreement to any extension of time, renewal, waiver or modification of this Note or any of its provisions (without limitation as to number or term), or Lender's failure or delay in exercising any rights or remedies granted to Lender, shall likewise not have the effect of releasing Borrower or any other party or parties from their respective obligations to Lender, or of releasing any collateral that directly or indirectly secures repayment hereof. In addition, any failure or delay on the part of Lender to exercise any of the rights and remedies granted to Lender shall not have the effect of waiving any of Under's rights and remedies. Any partial exercise of any rights and/or remedies granted to Lender shall furthermore not be construed as a waiver of any other rights and remedies, it being Borrower's intent and agreement that Lender's rights and remedies

      shall be cumulative in nature. Borrower and each Other Obligor further agree that, should any event of default occur or exist under this Note, any waiver or forbearance on the part of Under to pursue the fights and remedies available to Lender shall be binding upon Lender only to the extent that Lender specifically agrees to any such waiver or forbearance in writing. A waiver or forbearance on the part of Lender as to one event of default shall not be construed as a waiver of forbearance as to any other event of default.

      Successors and Assigns Liable. Borrower's and each Other Obligor's obligations and agreements under this Note shall be binding upon
      Borrower's and each Other Obligor's respective successors, heirs, legatees, devisees, administrators, executors and assigns. The rights and remedies granted to Lender under this Note shall inure to the benefit of Lender's successors and assigns, as well as to any subsequent holder or holders of this Note.

      Caption Headings, Plural and Singular. Caption headings of the sections of this Note are for convenience purposes only and are not to be used to interpret or to define their provisions. In this Note, whenever the context so requires, the singular includes the plural and the plural also includes the singular.

      Severability, Integration. If any provision of this Note is held to be invalid, illegal or unenforceable by any court, that provision shall be deleted from this Note and the balance of this Note shall be interpreted as if the deleted provision never existed. This Note constitutes the entire agreement of Borrower with respect to the repayment to Lender of the indebtedness evidenced hereby and may not be altered or amended except by a writing signed by Lender.

      Applicable Law. This Note shall be governed by and construed in accordance with the internal laws of the State of Tennessee, without regard to the conflicts of laws principles thereof.

      Borrower has read and fully understands all of the provisions of this Note.

      Signature:     /s/ John V. Simon, Jr.
                     ----------------------
      Name (print):  John V. Simon, Jr.
                     ----------------------
      Title:         President
                     ----------------------


      Signature:     /s/ Hubert Freund
                     ----------------------
      Name (print):  Hubert Freund
                     ----------------------
      Title:         Regional Sales Manager
                     ----------------------

                                                                   EXHIBIT 10.3
                              FIRST AMENDED AND RESTATED
                            LIMITED PARTNERSHIP AGREEMENT
                                          OF
                             SUNSHADOW APARTMENTS, LTD.,
                            A FLORIDA LIMITED PARTNERSHIP

        THIS FIRST AMENDED AND RESTATED LIMITED PARTNERSHIP AGREEMENT is entered into and effective as of the 22nd day of October 1997, by and between SUNSHADOW, INC. (the "General Partner"), a Florida corporation, as the general partner, CUMBERLAND REAL ESTATE HOLDINGS, INC., a Florida corporation (the "Withdrawing General Partner"), FRANCIS M. WILLIAMS, as the original limited partner, and KIMMINS CORP., a Florida corporation (the "Additional Limited Partner"), pursuant to the provisions of the Florida Revised Uniform Limited Partnership Act, on the following terms and conditions:

                                       RECITALS

        WHEREAS, the Withdrawing General Partner and the Original Limited Partner formed the Partnership on July 16, 1987, and

        WHEREAS, the Withdrawing General Partner has transferred all of its interest in the Partnership to the General Partner who desires to be admitted as a substitute general partner of the Partnership, and

        WHEREAS, the Additional Limited Partner desires to be admitted as a limited partner in the Partnership in exchange for a release of certain claims it has against the Partnership, and

        WHEREAS, the parties hereto desire to amend the partnership agreement of the Partnership to reflect the withdrawal of the Withdrawing General Partner, the admission of General Partner as a substitute general partner and the admission of the Additional Limited Partner as an additional limited partner and to restate the partnership agreement to reflect the agreement of the parties hereto.

        NOW, THEREFORE, in consideration of the foregoing the parties agree as follows:

                                      SECTION 1

                                   THE PARTNERSHIP

        1.1. Continuation  and  Partnership   Name.  The  parties  continue  the
      Partnership as a limited partnership pursuant to the provisions of the Act. This Agreement supersedes any and all other agreements among the parties, whether oral or written and the terms and conditions set forth in this Agreement shall govern their relations as Partners. The name of the Partnership shall continue to be SUNSHADOW APARTMENTS, LTD., a Florida limited partnership, and all business of the Partnership shall be conducted in that name. The General Partner may change the name of the Partnership on ten (10) days written notice to the Limited Partners. The Partnership shall hold all of its property in the name of the Partnership and not in the name of any Partner.

        1.2. Withdrawal and Admission of Certain Partners. The Withdrawing General Partner hereby withdraws as a general partner of the Partnership and the General Partner is hereby admitted as the substitute general partner. The Additional Limited Partner is hereby admitted as an additional limited partner.

        1.3. Purpose. The purpose of the Partnership shall be to acquire, own, develop, construct, improve, lease, manage, operate, and otherwise deal with the Property, to own or lease such personalty and/or fixtures as may be reasonably related to the ownership or operation of the Property, and
      to  conduct  such  other  business  activities  and  operations   as  are
      consistent with and reasonably related to the foregoing purposes, and in connection therewith, to enter into contracts and leases, to borrow money
      necessary  for  the  Partnership's   business,  to  pledge,  mortgage  or
      otherwise encumber all or any part of the Partnership's assets.

        1.4. Principal Place of Business. The principal place of business of the Partnership shall be determined by the General Partner, and the General Partner may change the principal place of business of the Partnership to any other place upon ten (10) days written notice to the Limited Partners.

        1.5. Term. The term of the Partnership commenced on the date the certificate of limited partnership described in Section 620.108 of the Act (the "Certificate") was filed in the office of the Florida Department of State in accordance with the Act and shall continue until the winding up and liquidation of the Partnership and its business is completed following a Liquidating Event, as provided in Section 11.

        1.6. Filings; Agent for Service of Process.

         (a) The General Partner shall take all actions reasonably necessary to maintain the status of the Partnership as a limited partnership under the laws of Florida. The General Partner shall cause amendments to the Certificate to be filed whenever required by the Act. Any amendments may be executed by the General Partner.

         (b) The agent for service of process on the Partnership shall be Carlton, Fields, Ward, Emmanuel, Smith & Cutler, P.A., or any successor as appointed by the General Partner. The address of the registered office of the Partnership at which the registered agent is located shall be One Harbour Place, 5th Floor, Tampa, Florida 33602.

         (c) Upon the dissolution of the Partnership, the General Partner (or, in the event there is no remaining General Partner, any Person elected pursuant to Section 11.2) shall promptly execute and cause to be filed certificates of cancellation in accordance with the Act and the laws of any other states or jurisdictions in which the Partnership has filed certificates and shall promptly notify the Limited Partners of dissolution.

        1.7. Independent Activities. Each Limited Partner may, notwithstanding this Agreement, engage in whatever activities they choose, whether the same or competitive with the Partnership or otherwise, without having or incurring any obligation to offer any interest in such activities to the Partnership or any Partner. Neither this Agreement nor any activity undertaken pursuant hereto shall prevent any Limited Partner from engaging in such activities, or require any Limited Partner to permit the Partnership or any Partner to participate in any such activities, and as a material part of the consideration for the execution of this Agreement by each Partner, each Partner hereby waives, relinquishes, and renounces any such right or claim of participation.

        1.8. Definitions. Capitalized words and phrases used in this Agreement have the following meanings:

         (a) "Act" means the Florida Revised Uniform Limited Partnership Act, as set forth in Chapter 620 of the Florida Statutes, as amended from time to time (or any corresponding provisions of succeeding law).

         (b)  "Additional Limited Partner" means Kimmins Corp.

         (c) "Adjusted Capital Account Deficit" means, with respect to any Interest Holder, the deficit balance, if any, in that Interest Holder's Capital Account as of the end of the relevant Fiscal Year, after giving effect to the following adjustments:

          (i) Credit to such Capital Account any amounts that Interest Holder is obligated to restore pursuant to any provision of this Agreement or is deemed to be obligated to restore pursuant to the penultimate sentences of Regulations Sections 1.704-2(g)(1) and 1.704-2(i)(5); and

          (ii) Debit to such Capital Account the items described in Regulations
      Sections  1.704-1(b)(2)(ii)(d)(4),   1.704-1(b)(2)(ii)(d)(5)  and  1.704-
      1(b)(2)(ii)(d)(6).

      The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the provisions of Regulations Section 1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith.

         (d) "Affiliate" means, with respect to any Person, any Person owning or controlling 50% or more of the outstanding voting interests of such Person.

         (e) " Capital Account" means, with respect to any General Partner or Interest Holder, the Capital Account maintained for such General Partner or Interest Holder in accordance with the following provisions.

          (i) To each  Person's Capital  Account there shall  be credited  such
      Person's  Capital Contributions,  such  Person's  distributive  share  of
      Profits,  and the amount of  any Partnership liabilities  assumed by such
      Person or which are secured by any Property distributed to such Person.

          (ii) To each Person's Capital Account there shall be debited the amount of cash and the Gross Asset Value of any Property distributed to such Person pursuant to any provision of this Agreement, such Person's distributive share of Losses, and the amount of any liabilities of such Person assumed by the Partnership or which are secured by any property contributed by such Person to the Partnership.

          (iii) In the event all or a portion of an interest in the Partnership is transferred in accordance with the terms of this Agreement, the transferee shall succeed to the Capital Account of the transferor to the extent it relates to the transferred interest.

          (iv) In determining the amount of any liability, there shall be taken into account Code Section 752(c) and any other applicable provisions of the Code and Regulations.

         The foregoing provisions and the other provisions of this Agreement relating to the maintenance of Capital Accounts are intended to comply with Regulations Section 1.7041(b), and shall be interpreted and applied in a manner consistent with such Regulations. In the event the General Partner shall determine that it is prudent to modify the manner in which the Capital Accounts, or any debits or credits thereto (including, without limitation, debits or credits relating to liabilities which are secured by contributed or distributed property or which are assumed by the Partnership Partners), are computed in order to comply with such Regulations, the General Partner may make such modification, provided that it is not likely to have a material effect on the amounts distributable to any Person pursuant to Section 11 upon the dissolution of the Partnership. The General Partner also shall (i) make any adjustments that are necessary or appropriate to maintain equality between the Capital Accounts of the Partners and the amount of Partnership capital reflected on the Partnership's balance sheet, as computed for book purposes, in accordance with Regulations Section 1.704-1(b)(2)(iv)(q), and (ii) make any appropriate modifications in the event unanticipated events might otherwise cause this Agreement not to comply with Regulations Section 1.704-1(b). As of the date hereof, the Capital Account balances of the Partners is as set out in Schedule A attached hereto.

         (f) "Capital Contributions" means, with respect to any Partner, the amount of money and the initial Gross Asset Value of any property (other than money) contributed to the Partnership with respect to the interest in the Partnership held by such Partner, and in the case of the
      Additional Limited Partner, the current unpaid balance (including interest) of the obligations of the Partnership to the Additional Limited Partner forgiven by the Additional Limited Partner upon its admission to the Partnership.

         (g) "Code" means the Internal Revenue Code of 1986, as amended from time to time (or any corresponding provisions of succeeding law).

         (h) "Depreciation" means, for each fiscal year or other period, an amount equal to the depreciation, amortization, or other cost recovery deduction allowable with respect to an asset for such year or other period, except that if the Gross Asset Value of an asset differs from its adjusted basis for federal income tax purposes at the beginning of such year or other period, Depreciation shall be an amount which bears the same ratio to such beginning Gross Asset Value as the federal income tax depreciation, amortization, or other cost recovery deduction for such year or other period bears to such beginning adjusted tax basis; provided, however, that if the federal income tax depreciation, amortization, or other cost recovery deduction for such year is zero, Depreciation shall be determined with reference to such beginning Gross Asset Value using any reasonable method selected by the General Partner.

         (i) "Fiscal Year" means that period of time from January 1 to the following December 3 1, except for the first fiscal year, when the fiscal year began on the date the Partnership was formed and ended on the following December 31.

         (j) "General Partner" means any Person who (i) is referred to as such in the first paragraph of this Agreement or has become a General Partner pursuant to the terms of this Agreement, and (ii) has not ceased to be a General Partner pursuant to the terms of this Agreement. "General Partners" means all such Persons.

         (k) "Gross Asset Value" means, with respect to any asset, the asset's adjusted basis for federal income tax purposes, except as follows:

          (i) The initial Gross Asset Value of any asset contributed by a Partner to the Partnership shall be the gross fair market value of such asset, as determined by the contributing Partner and the Partnership;

          (ii)  The Gross  Asset  Values of  all  Partnership assets  shall  be adjusted to equal their respective gross fair market values, as determined by the General Partner, as of the following times: (a) the acquisition of an additional interest in the Partnership by any new or existing Partner in exchange for more than a de minimis Capital Contribution; (b) the distribution by the Partnership to a Partner of more than a de minimis amount of Property as consideration for an interest in the Partnership; and (c) the liquidation of the Partnership within the meaning of Regulations Section 1.704-1(b)(2)(ii)(g); provided, however, that adjustments pursuant to clauses (a) and (b) above shall be made only if the General Partner reasonably determines that such adjustments are necessary or appropriate to reflect the relative economic interests of the Partners in the Partnership;

          (iii) The Gross Asset Value of any Partnership asset distributed to any Partner shall be the gross fair market value of such asset on the date of distribution; and

          (iv) The Gross Asset Values of Partnership assets shall be increased (or decreased) to reflect any adjustments to the adjusted basis of such assets pursuant to Code Section 734(b) or Code Section 743(b), but only to the extent that such adjustments are taken into account in determining Capital Accounts pursuant to Regulations Section 1.7041(b)(2)(iv)(m); provided, however, that Gross Asset Values shall not be adjusted pursuant to this Section 1.7(k)(iv) to the extent the General Partner determines that an adjustment pursuant to Section 1.7(k)(ii) is necessary or appropriate in connection with a transaction that would otherwise result in an adjustment pursuant to this Section 1.7(k)(iv).

      If the Gross Asset Value of an asset has been determined or adjusted pursuant to Section 1.7(k)(i), Section 1.7(k)(ii), or Section 1.7(k)(iv), such Gross Asset Value shall thereafter be adjusted by the Depreciation taken into account with respect to such asset for purposes of computing Profits and Losses.

         (l) "Interest" means an ownership interest in the Partnership representing a Capital Contribution set forth in Sections 2.1 or 2.2, including any and all benefits to which the holder of such an Interest may be entitled as provided in this Agreement, together with all obligations of such Person to comply with the terms and provisions of this Agreement.

         (m) "Interest Holder" means any Person who holds an Interest, regardless of whether that Person has been admitted to the Partnership as a Limited Partner. "Interest Holders" means all such Persons.

         (n) "Limited Partner" means any Person (i) named as such in the first paragraph of this Agreement who has become a Limited Partner pursuant to the terms of this Agreement, and (ii) who holds an Interest. "Limited Partners" means all such Persons. All references in this Agreement to a majority in interest or a specified percentage of the Limited Partnership shall mean Limited Partners whose combined Interests represent more than 50% or such specified percentage, respectively, of the Interests then held by all Limited Partners.

         (o)  "Original Limited Partner" means Francis M. Williams.

         (p) "Partners" means all General Partners and all Limited Partners, where no distinction is required by the context in which the term is used herein. "Partner" means any one of the Partners. All references in this Agreement to a majority in interest or a specified percentage of the Partners shall mean Partners who are entitled to receive more than 50% or such specified percentage, respectively, of any distributions pursuant to
      Section 4. 1.

         (q) "Partnership" means the partnership formed pursuant to the Certificate and described in this Agreement and the partnership continuing the business of this Partnership in the event of dissolution as herein provided.

         (r) "Person" means any individual, partnership, corporation, trust, or other entity.

         (s) "Profits" and "Losses" mean, for each Fiscal Year or other period, an amount equal to the Partnership's taxable income or loss for such year or period, determined in accordance with Code Section 703(a) (for this purpose, all items of income, gain, loss, or deduction required to be stated separately pursuant to Code Section 703(a)(1) shall be included in taxable income or loss), with the following adjustments:

          (i) Any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Profits or Losses pursuant to this Section 1.7(s) shall be added to such taxable income or loss;

          (ii) Any expenditures of the Partnership described in Code Section 705(a)(2)(B) or treated as Code Section 705(a)(2)(B) expenditures pursuant to Regulations Section 1.704-1(b)(2)(iv)(e), and not otherwise taken into account in computing Profits or Losses pursuant to this
      Section 1.7(q) shall be subtracted from such taxable income or loss;

          (iii) In the event the Gross Asset Value of any Partnership asset is adjusted to Section 1.7(k)(ii) or Section 1.7(k)(iii), the amount of such adjustment shall be taken into account as gain or loss from the disposition of such asset for purposes of computing Profits or Losses;

          (iv) Gain or loss resulting from any disposition of Property with respect to which gain or loss is recognized for federal income tax purposes shall be computed by reference to the Gross Asset Value of the property disposed of, notwithstanding that the adjusted tax basis of such property differs from its Gross Asset Value; and

          (v) In lieu of the depreciation, amortization, and other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account Depreciation for such Fiscal Year or other period, computed in accordance with Section 1.7(h).

         (t) "Property" means the real property acquired by the Partnership and described in Schedule B hereto and any improvements and personal property acquired by the Partnership relating thereto, and shall include both tangible and intangible property.

         (u) "Regulations" means the Income Tax Regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

         (v) "Transfer" means, as a noun, any voluntary or involuntary transfer, sale, pledge, hypothecation, or other disposition and, as a verb, voluntarily or involuntarily to transfer, sell, pledge, hypothecate, or otherwise dispose of.

         (w) "Withdrawing General Partner" means Cumberland Real Estate Holdings, Inc.

                                      SECTION 2

                      IDENTITY OF PARTNERS CAPITAL CONTRIBUTIONS

        2.1. General Partner. The name and address of the General Partner are as follows:

         Sunshadow, Inc.
         4311 W. Waters Avenue
         Suite 600
         Tampa, Florida 33614

        2.2. Limited Partners. The name and address of the Limited Partners are as follows:

         Francis M. Williams
         1501 Second Avenue
         Tampa, Fl, 33605

         Kimmins Corp.
         1501 Second Avenue
         Tampa, FL 33605

        2.3. Capital Contributions.

         (a) Except as otherwise provided in this Agreement, no Partner shall demand or receive a return of its Capital Contributions or withdraw from the Partnership without the consent of all Partners. Under circumstances requiring a return of any Capital Contributions, no Partner shall have the right to receive property other than cash except as may be specifically provided herein.

         (b) Except as otherwise provided in this Agreement, no Partner shall receive any interest, salary, or drawing with respect to its Capital Contributions or its Capital Account or for services rendered on behalf of the Partnership or otherwise in its capacity as a Partner.

         (c) Except as otherwise provided by this Agreement, no Limited Partner shall be liable for the debts, liabilities, contracts, or any other obligations of the Partnership. Except as otherwise provided by this Agreement, any other agreements among the Partners, or applicable state law, a Limited Partner shall be liable only to make its Capital Contributions and shall not be required to lend any funds to the Partnership or, after its Capital Contributions have been paid, to make any additional contributions to the Partnership. No General Partner shall have any personal liability for the repayment of any Capital Contributions of any Limited Partner.

                                      SECTION 3

                                     ALLOCATIONS

        3.1. Profits. After giving effect to the special allocation set forth in Section 3.3, profits for any Fiscal Year shall be allocated in the same proportion as net cash flow is distributed to the Partners in accordance with Section 4. 1.


        3.2. Losses. After giving effect to the special allocation  set forth in
      Section 3.3, losses for any Fiscal Year shall be allocated as set forth in Section 3.2(a) below, subject to the limitation in Section 3.2(b) below:

         (a) Losses for any Fiscal Year shall be allocated in the same proportion as net cash flow is distributed to the Partners in accordance with Section 4. 1.

         (b) The Losses allocated pursuant to Section 3.2(a) shall not exceed the maximum amount of Losses that can be so allocated without causing any Interest Holder to have an Adjusted Capital Account Deficit at the end of any Fiscal Year. In the event some but not all of the Interest Holders would have Adjusted Capital Account Deficits as a consequence of an allocation of Losses pursuant to Section 3.2(a), the limitation set forth in this Section 3.2(b) shall be applied on an Interest Holder by Interest Holder basis so as to allocate the maximum permissible Losses to each Interest Holder under Regulations Section 1.704-1(b)(2)(ii)(d). All Losses in excess of the limitations set forth in this Section 3.2(b) shall be allocated to the General Partner.

        3.3. Section 754 Adjustments. To the extent an adjustment to the adjusted tax basis of any Partnership asset pursuant to Code Section 734(b) or Code Section 743(b) is required, pursuant to Regulations
      Section 1.704-1(b)(2)(iv)(m), to be taken into account in determining Capital Accounts, the amount of such adjustment to the Capital Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases such basis) and such gain or loss shall be specially allocated to the Persons in a manner consistent with the manner in which their Capital Accounts are required to be adjusted pursuant to such Section of the Regulations.

        3.4.  Tax  Allocations:  Code Section  704(c). In  accordance  with Code
      Section 704(c) and the Regulations thereunder, income gain, loss, and deduction with respect to any property contributed to the capital of the Partnership shall, solely for tax purposes, be allocated among the Partners so as to take account of any variation between the adjusted basis of such property to the Partnership for federal income tax purposes and its initial Gross Asset Value (computed in accordance with Section 1.7(k)(i)).

        In the event the Gross Asset Value of any Partnership asset is adjusted pursuant to Section 1.70)(ii), subsequent allocations of income, gain, loss, and deduction with respect to such asset shall take account of any variation between the adjusted basis of such asset for federal income tax purposes and its Gross Asset Value in the same manner as under Code
      Section 704(c) and the Regulations thereunder.

        Any elections or other decisions relating to such allocations shall be made by the General Partner in any manner that reasonably reflects the purpose and intention of this Agreement.

                                      SECTION 4

                                    DISTRIBUTIONS


        4.1. Net  Cash Flow. Except  as otherwise  provided in  Section 4.2  and
      Section 11, all net cash flow, if any, as determined by the General Partner, shall be distributed, at such times as the General Partner may determine, as follows:

         (a) 1% to the General Partner, 50% to the Original Limited Partner and 49% to the Additional Limited Partner until the Capital Account balance of the Additional Limited Partner has been reduced to zero, then thereafter

         (b) 1% to the General Partner, 49% to the Original Limited Partner and 50% to the Additional Limited Partner.

        4.2. Net Cash Flow from Capital Transactions. Except as otherwise provided in Section 11, all net cash flow arising from the sale or refinancing of any Partnership assets outside the ordinary course of business shall be distributed as follows:

         (a) 100% to the Additional Limited Partner until the Additional Limited Partner has received distributions pursuant to this Section 4.2 equal to its Capital Contributions, then thereafter

         (b) 100% to the Original Limited Partner until the Original Limited Partner has received distributions pursuant to this Section 4.2 equal to his Capital Contributions, then thereafter

         (c) 1% to the General Partner, 49% to the Original Limited Partner and 50% to the Additional Limited Partner.

        4.3. Amounts Withheld. All amounts withheld pursuant to the Code or any provision of any state or local tax law, with respect to any payment or distribution by the Partnership to the Partners, shall be treated as amounts distributed to the Partner pursuant to this Section 4 for all purposes under this Agreement. The General Partner may allocate any such amounts among the General Partners and Limited Partners in any manner that is in accordance with applicable law.

                                      SECTION 5

                                      MANAGEMENT

        5.1. Authority of the General Partner. Except to the extent otherwise provided herein, the General Partner shall have the sole and exclusive right to manage the business of the Partnership and shall have all of the rights and powers which may be possessed by general partners under the Act including, without limitation, the right and power to make any and all elections for federal, state, and local tax purposes including, without limitation, any election, if permitted by applicable law: (i) to adjust the basis of the Property pursuant to Code Sections 754, 734(b), and 743(b), or comparable provisions of state or local law, in connection with transfers of Partnership interests and Partnership distributions;
      (ii)  to  extend  the  statute  of  limitations  for  assessment  of  tax
      deficiencies  against  Partners  with   respect  to  adjustments  to  the
      Partnership's federal, state, or local tax returns; and (iii) to represent the Partnership, the General Partner, and the Limited Partners before taxing authorities or courts of competent jurisdiction in tax matters affecting the Partnership, the General Partner, and the Limited Partners in their capacities as such, and to execute any agreements or other documents relating to or affecting such tax matters, including agreements or other documents that bind the Partners with respect to such tax matters or otherwise affect the rights of the Partnership, General Partner, and Limited Partners. The General Partner is specifically authorized to act as the "Tax Matters Partner" under the Code and in any similar capacity under state or local law.

        5.2. Right to Rely on General Partner. Any Person dealing with the Partnership may rely (without duty of further inquiry) upon a certificate signed by any General Partner as to:

         (a) The identity of any General Partner or Limited Partners;

         (b) The existence or nonexistence of any fact or facts that constitute a condition precedent to acts by a General Partner or which are in any other manner germane to the affairs of the Partnership;

         (c) The Persons who are authorized to execute and deliver any instrument or document of the Partnership; or

         (d) Any act or failure to act by the Partnership on any other matter whatsoever involving the Partnership or any Partner.

        5.3. Restrictions on Authority of General Partner.

         Without the consent of all of the Partners, no General Partner shall have the authority to:

         (a)  Do any act in contravention of this Agreement;

         (b) Do any act which would make it impossible to carry on the ordinary business of the Partnership, except as otherwise provided in this Agreement;

         (c)  Confess a judgment against the Partnership;

         (d) Possess the Property, or assign rights in specific parts of the Property, for other than a Partnership purpose;

         (e) Knowingly perform any act that would subject any Limited Partner to liability as a general partner in any jurisdiction;

         (f) File a bankruptcy or insolvency. petition or otherwise institute insolvency proceedings;

         (g)  Dissolve,  liquidate,   consolidate,  merge,  or   sell  all   or
      substantially all of the assets of the Partnership;

         (h) Cause the Partnership to engage in any other business activity inconsistent with the purpose of the Partnership provided in Section 1.3 hereof; or

         (i)  Amend this Agreement.

        5.4. Duties and Obligations of General Partner.

         (a) The General Partner shall take all actions which may be necessary or appropriate (i) for the continuation of the Partnership's valid existence as a limited partnership under the laws of the State of Florida (and of each other jurisdiction in which such existence is necessary to protect the limited liability of the Limited Partners or to enable the Partnership to conduct the business in which it is engaged) and (ii) for the accomplishment of the Partnership's purposes, including the acquisition, development, maintenance, preservation, and operation of the Property in accordance with the provisions of this Agreement and applicable laws and regulations.

         (b) The General Partner shall devote to the Partnership such time as may be necessary for the proper performance of all duties hereunder, but the General Partner shall not be required to devote full time to the performance of such duties.

         (c) The General Partner shall be under a fiduciary duty to conduct the affairs of the Partnership in the best interests of the Partnership and of the Limited Partners, including the safekeeping and use of all of the Property and the use thereof for the exclusive benefit of the Partnership. Any transaction between the Partnership and an Affiliate of the General Partner shall be permitted only upon such terms and conditions as would be expected in an arm's length transaction between unaffiliated parties.

        5.5. Indemnification of General Partner.

        (a) The Partnership, its receiver, or its trustee shall indemnify, save harmless, and pay all judgments and claims against any General Partner relating to any liability or damage incurred by reason of any act performed or omitted to be performed by such General Partner in connection with the business of the Partnership, including attorneys' fees incurred by such General Partner in connection with the defense of any action based on any such act or omission, which attorneys' fees may be paid as incurred, including all such liabilities under federal and state securities laws (including the Securities Act of 1933, as amended) as permitted by laws.

        (b) In the event of any action by a Limited Partner against any General Partner, including a Partnership derivative suit, the Partnership shall indemnify, save harmless, and pay all expenses of such General Partner, including attorneys' fees, incurred in the defense of such action, if such General Partner is successful in such action..

        (c) The Partnership shall indemnify, save harmless, and pay all expenses, costs, or liabilities of any General Partner who for the benefit of the Partnership makes any deposit, acquires any option, or makes any other similar payment or assumes any obligation in connection with any property proposed to be acquired by the Partnership and who suffers any financial loss as the result of such action.

        (d) Notwithstanding the provisions of Sections 5.5(a), 5.5(b), and 5.5(c) above, no General Partner shall be indemnified from any liability for fraud, bad faith, willful misconduct, or gross negligence.

        (e) Notwithstanding the provisions of Sections 5.5(a), 5.5(b), and 5.5(c) above, the obligation of the Partnership to indemnify the General Partner shall be fully subordinated to the secured obligations payable to the Partnership's secured creditors and shall not constitute a claim against the Partnership in the event that net cash flow in excess of the amounts necessary to pay such secured obligations is insufficient to pay such obligations.

        5.6. Compensation and Loans.

        (a) Compensation and Reimbursement. Except as otherwise provided in this Section 5.6, no Partner shall receive any salary, fee, or draw for services rendered to or on behalf of the Partnership, nor shall any Partner be reimbursed for any expenses incurred by such Partner on behalf of the Partnership.

        (b) Expense. The General Partner may charge the Partnership for any direct expenses reasonably incurred in connection with the Partnership's business.

        (c) Loans. Any Person may, with the consent of the General Partner, lend or advance money to the Partnership. If any Partner shall make any loan or loans to the Partnership or advance money on its behalf, the amount of any such loan or advance shall not be treated as a Capital Contribution but shall be a debt due from the Partnership. The amount of any such loan or advance by a lending Partner shall be repayable out of the Partnership's cash and shall bear interest at such rate as the General Partner and the lending Partner shall agree. If a General Partner is the lending Partner, the rate of interest shall be determined by the General Partner taking into consideration, without limitation, prevailing interest rates and the interest rates such General Partner is required to pay in the event such General Partner has itself borrowed funds to loan or advance to the Partnership. None of the Partners shall be obligated to make any loan or advance to the Partnership.

        5.7. Operating Restrictions.

        (a) All  Property in the  form of cash  not otherwise  invested shall be
      deposited   in  one  or  more   accounts  maintained  in  such  financial
      institutions  as the General Partner shall determine or shall be invested
      in   short-term  liquid  securities  or  shall  be  left  in  escrow  and withdrawals shall be made only in the regular course of Partnership business on such signature or signatures as the General Partner may determine from time to time.

        (b) The signature of any General Partner shall be necessary and sufficient to convey title to any real property owned by the Partnership or to execute any promissory notes, trust deeds, mortgages, or other instruments of hypothecation, and all of the Partners agree that a copy of this Agreement may be shown to the appropriate parties in order to confirm the same, and further agree that the signature of any General Partner shall be sufficient to execute any "statement of partnership" or other documents necessary to effectuate this or any other provision of this Agreement. All of the Partners do hereby appoint the General Partner as their attorney-in-fact for the execution of any or all of the documents described herein.

                                      SECTION 6

                               ROLE OF LIMITED PARTNERS

        6.1. Rights or Powers. Except as otherwise set forth in Section 6.2, no Limited Partner shall have any right or power to take part in the management or control of the Partnership or its business and affairs or to act for or bind the Partnership in any way.

        6.2. Voting Rights. The Limited Partners shall have the right to vote on the matters explicitly set forth in this Agreement.

                                      SECTION 7

                                  BOOKS AND RECORDS

        7.1. Books and Records. The Partnership shall keep adequate books and records at its principal place of business, setting forth a true and accurate account of all business transactions arising out of and in connection with the conduct of the Partnership. Any Partner or its designated representative shall have the right, at any reasonable time, to have access to and inspect and copy the contents of such books or records. The Partnership's books and records, deposit accounts and stationary shall be separately maintained and the Partnership's assets shall not be commingled with the assets of any other party.

        7.2. Annual Reports. Within a reasonable period after the end of each Partnership Fiscal Year, each Partner shall be furnished with pertinent information regarding the Partnership and its activities during such period.

        7.3. Tax Information. Necessary tax information shall be delivered to each Partner after the end of each Fiscal Year of the Partnership. Every effort shall be made to furnish such information within 75 days after the end of each Fiscal Year.

                                      SECTION 8

                           ADDITIONAL CAPITAL CONTRIBUTIONS

                        This Section left blank intentionally.

                                      SECTION 9

                                TRANSFER OF INTERESTS

                        This Section left blank intentionally.

                                      SECTION 10

                                 ADDITIONAL PARTNERS

        10.1.  Additional  Partners.  No  Person  shall   be  admitted  to   the
      Partnership as a General Partner or Limited Partner without the unanimous consent of the Partners. In the event the General Partner withdraws from the Partnership, whether or not in violation of this Agreement, no successor general partner shall be admitted to the Partnership unless such successor is a corporation whose sole purpose, as reflected in its articles of incorporation, is to act as the general partner of the Partnership. In the event of the filing of any petition under any bankruptcy law by the General Partner or any successor thereto, the Partnership shall appoint an additional general partner whose sole purpose, as reflected in its articles of incorporation, is to act as the general partner of the Partnership.

        10.2. Covenant Not to Withdraw, Transfer, or Dissolve. Except as otherwise permitted by this Agreement, the General Partner hereby covenants and agrees not to (a) withdraw or attempt to withdraw from the Partnership, (b) exercise any power under the Act to dissolve the Partnership, or (c) Transfer all or any portion of its interest in the Partnership as a General Partner. Further, the General Partner hereby covenants and agrees to continue to carry out the duties of a General Partner hereunder until the Partnership is dissolved and liquidated pursuant to Section 11.

        10.3. Termination of Status as General Partner.

         (a) If a General Partner ceases to be a Partner for any reason hereunder, such Person shall continue to be liable as a Partner for all debts and obligations of the Partnership existing at the time such Person ceases to be a General Partner, regardless of whether, at such time, such debts or liabilities were known or unknown, actual or contingent. A Person shall not be liable as a General Partner for Partnership debts and obligations arising after such Person ceases to be a General Partner. Any debts, obligations, or liabilities in damages to the Partnership of any Person who ceases to be a General Partner shall be collectible by any legal means and the Partnership is authorized, in addition to any other remedies at law or in equity, to apply any amounts otherwise distributable or payable by the Partnership to such Person to satisfy such debts, obligations, or liabilities.


         (b) It is the intention of the Partners that the Partnership not dissolve as a result of the cessation of any General Partner's status as a General Partner; provided, however, that if a dissolution nevertheless occurs under the Act, the Partnership's property and business shall continue to be held and conducted in a new limited partnership under this Agreement with any remaining General Partners as general partners, the Limited Partners as limited partners, and any unadmitted assignees of Interests as Interest holders. Notwithstanding any provision of the Act to the contrary, each Partner (including any successor to the Partnership interest of a General Partner) hereby (1) waives any rights that such Partner may have as a result of any such unintended dissolution to demand or receive an accounting of the Partnership or any distribution in satisfaction of such Partner's interest in the Partnership or any security for the return or distribution thereof, and (2) agrees to indemnify and hold harmless the Partnership and the other Partners from all cost, liability, and damage that any of such indemnified Partners may incur (including, without limitation, incremental tax liability and lawyer's fees and expenses of enforcing this indemnity) as a result of any action inconsistent with part (1) of this sentence.

         (c) Notwithstanding any provision to the contrary herein, if a Person ceases to be a General Partner, the remaining General Partners shall refile the Certificate as if the Partnership had dissolved as a result of such cessation and a new limited partnership were formed pursuant to this Agreement to hold the assets and continue the business of the Partnership.

         (d) If at the time a Person ceases to be a General Partner such Person is also a Limited Partner or an Interest Holder with respect to Interests other than its interest as a General Partner, such cessation shall not affect such Person's rights and obligations with respect to such other Interests.

                                      SECTION 11

                              DISSOLUTION AND WINDING UP

        11.1. Liquidating Events. The Partnership shall dissolve and commence winding up and liquidating upon the first to occur of any of the following ("Liquidating Events"):

         (a)  July 16, 2037;

         (b)  The sale of all or substantially all of the Property;

         (c) The vote by all of the Partners to dissolve, wind up, and liquidate the Partnership;

         (d) The happening of any other event that makes it unlawful, impossible, or impractical to carry on the business of the Partnership; or

         (e)  Any event which causes there to be no General Partner.

      The Partners hereby agree that, notwithstanding any provision of the Act, the Partnership shall not dissolve prior to the occurrence of a Liquidating Event. Furthermore, if an event specified in Section 11.1(e) occurs, the Limited Partners may, within 90 days of the date such event occurs, unanimously vote to elect a successor General Partner and continue the Partnership business, in which case the Partnership shall not dissolve. If it is determined, by a court of competent jurisdiction, that the Partnership has dissolved (i) prior to the occurrence of a Liquidating Event, or (ii) upon the occurrence of an event specified in
      Section 11. 1(e) following which the Limited Partners elect a successor General Partner pursuant to the previous sentence, the Partners hereby agree to continue the business of the Partnership without a winding up or liquidation.

        11.2. Winding Up. Upon the occurrence of a Liquidating Event, the Partnership shall continue solely for the purposes of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and Partners. No Partner shall take any action that is inconsistent with, or not necessary to or appropriate for, the winding up of the Partnership's business and affairs. The General Partner (or, in the event there is no remaining General Partner, any Person elected by a majority in interest of the Limited Partners) shall be responsible for overseeing the winding up and dissolution of the Partnership and shall take full account of the Partnership's liabilities and Property and the Partnership Property shall be liquidated as promptly as is consistent with obtaining the fair value thereof, and the proceeds therefrom, to the extent sufficient therefor, shall be applied and distributed in proportion to the positive Capital Account balances of the Partners.

        No General Partner shall receive any additional compensation for any services perf pursuant to this Section 11.

        11.3. Rights of Interest Holders. Except as otherwise provided in this Agreement, (a) each Limited Partner shall look solely to the assets of the Partnership for the return of its Capital Contribution and shall have no right or power to demand or receive property other than cash from the Partnership, and (b) no Limited Partner shall have priority over any other Limited Partner as to the return of its Capital Contributions, distributions, or allocations.


                                      SECTION 12

                                  POWER OF ATTORNEY

        12.1. General Partner as Attorney-In-Fact. Each Limited Partner hereby makes, constitutes, and appoints each General Partner and each successor General Partner, with full power of substitution and resubstitution, its true and lawful attorney-in-fact for it and in its name, place, and stead and for its use and benefit, to sign, execute, certify, acknowledge, swear to, file, and record (a) this Agreement and all agreements, certificates, instruments, and other documents amending or changing this Agreement as now or hereafter amended which the General Partner may deem necessary, desirable, or appropriate including, without limitation, amendments or changes to reflect (i) the exercise by an General Partner of any power granted to him under this Agreement; (ii) any amendments adopted by the Partners in accordance with the terms of this Agreement;
      (iii) the admission of any substituted Partner; and (iv) the disposition by any Partner of its interest in the Partnership; and (b) any certificates, instruments, and documents as may be required by, or may be appropriate under, the laws of the State of Florida or any other state or jurisdiction in which the Partnership is doing or intends to do business. Each Limited Partner authorizes each such attorney-in-fact to full power and authority to do and perform each and every act or thing whatsoever requisite or advisable to be done in connection with the foregoing as fully as such Limited Partner might or could do personally, and hereby ratifying and confirming all that any such attorney-in-fact shall lawfully do or cause to be done by virtue thereof or hereof.

        12.2. Nature as Special Power. The power of attorney granted pursuant to this Section 12:

         (a) Is a special power of attorney coupled with an interest and is irrevocable;

         (b) May be exercised by any such attorney-in-fact by listing the Limited Partners executing any agreement, certificate, instrument, or other document with the single signature of any such attorney-in-fact acting as attorney-in-fact for such Limited Partners; and

         (c) Shall survive the death, disability, legal incapacity, bankruptcy, insolvency, dissolution, or cessation of existence of a Limited Partner of the whole or a portion of its interest in the Partnership, except that where the assignment is of such Limited Partner's entire interest in the Partnership and the assignee, with the consent of the General Partner, is admitted as a substituted Limited Partner, the power of attorney shall survive the delivery of such assignment for the sole purpose of enabling any such attorney-in-fact to effect such substitution.

                                      SECTION 13

                                    MISCELLANEOUS

        13.1. Notices. Any notice, payment, demand, or communication required or permitted to be given by any provision of this Agreement shall be in writing and shall be delivered personally to the Person or to an officer of the Person to whom the same is directed, or sent by regular, registered, or certified mail, addressed as follows, or to such other address as such Person may from time to time specify by notice to the
      Partners:

         (a) If  to the Partnership, to  the address set forth  in Section 1.3;
      and

         (b) If to a Partner, to the address set forth in Section 2. 1 or 2.2.

      Any such notice shall be deemed to be delivered, given, and received for all purposes as of the date so delivered, if delivered personally or if sent by regular mail, or as of the date on which the same was deposited in a regularly maintained receptacle for the deposit of United States mail, if sent by registered or certified mail, postage and charges prepaid. Any Person may from time to time specify a different address by notice to the Partnership and the Partners.

        13.2. Binding Effect. Except as otherwise provided in this Agreement, every covenant, term, and provision of this Agreement shall be binding upon and inure to the benefit of the Partners and their respective heirs, legatees, legal representatives, successors, transferees, and assigns.

        13.3.  Construction.  Every  covenant,  term,  and  provision  of   this
      Agreement shall be construed according to its fair meaning and not strictly for or against any Partner.

        13.4. Time. Time is of the essence with respect to this Agreement.

        13.5. Headings. Sections and other headings contained in this Agreement are for reference purposes only and are not intended to describe, interpret, define, or limit the scope, extent, or intent of this Agreement or any provision hereof.

        13.6. Severability. Every provision of this Agreement is intended to be severable. If any term or provision hereof is illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the validity or legality of the remainder of this Agreement.

        13.7. Incorporation by Reference. Every exhibit, schedule, and other appendix attached to this Agreement and referred to herein is hereby incorporated in this Agreement by reference.

        13.8. Further Action. Each Partner, upon the request of any General Partner, agrees to perform all further acts and execute, acknowledge, and deliver any documents which may be reasonably necessary, appropriate, or desirable to carry out the provisions of this Agreement.

        13.9. Variation of Pronouns. All pronouns and any variations thereof shall be deemed to refer to masculine, feminine, or neuter, singular, or plural, as the identity of the Person or Persons may require.


        13.10. Governing Law. The laws of the State of Florida shall govern the validity of this Agreement, the construction of its terms, and the interpretation of the rights and duties of the Partners.

        13.11. Waiver of Action for Partition. Each of the Partners irrevocably waives any right that it may have to maintain any action for partition with respect to any of the Partnership Property.

        13.12. Counterpart Execution. This Agreement may be executed in any number of counterparts with the same effect as if all of the Partners had signed the same document. All counterparts shall be construed together and shall constitute one agreement.

        13.13. Sole and Absolute Discretion. Except as otherwise provided in this Agreement, all actions which any General Partner may take and all determinations which any General Partner may make pursuant to this Agreement may be taken and made at the sole and absolute discretion of such General Partner.

        13.14. Special Restrictions. So long as the Partnership's mortgage loan from Nomura Asset Capital Corporation ("Nomura") (together with any assignment or renewal thereof, the "Nomura Loan") remains outstanding, without the prior written consent of Nomura (or any successor holder of the Nomura Loan), the Partnership shall not:

         (a) Dissolve, merge, liquidate or otherwise sell or dispose of its assets (other than in the ordinary course of the Partnership's day-to-day operations);

         (b) Incur any indebtedness outside the ordinary course of the Partnership's day-to-day operations,

         (c) Permit any transfer, directly or indirectly, of any interest in the Partnership such that the transferee owns, as a result of such transfer, a greater than 49% interest in the Partnership, or

         (d) Amend the Partnership Agreement.

         (e) Upon the admission of an additional or successor general partner, the Partnership shall deliver an acceptable non-consolidation opinion to the holder of the Nomura Loan.


        IN WITNESS WHEREOF, the parties have entered into this Amended and Restated Agreement of Limited Partnership as of the date first above written.

             GENERAL PARTNER:

             SUNSHADOW, INC.,
             a Florida Corporation

             By:  /s/Joseph M. Williams
              -------------------------------------
              Joseph M. Williams, President

             WITHDRAWING GENERAL PARTNER:

             CUMBERLAND REAL ESTATE
             HOLDINGS, INC., a Florida corporation

             By:  /s/Joseph M. Williams
              -------------------------------------
              Joseph M. Williams, President

             ORIGINAL LIMITED PARTNER:

              /s/Francis M. Williams
              -------------------------------------
              FRANCIS M. WILLIAMS

             ADDITIONAL LIMITED PARTNER:

             KIMMINS CORP., a Florida corporation

             By:  /s/Francis M. Williams
              -------------------------------------
              Francis M. Williams, President


                                      SCHEDULE A


                             PARTNERSHIP CAPITAL ACCOUNTS
                               FOR SUNSHADOW APARTMENTS
                                                          Francis
                                  CREH         CREH       Williams      Other
              Name of            General     Limited      Limited      Limited
            Partnership          Partner     Partner      Partner      Partner
      Sunshadow Apartments:
      -----------------------
      Original capital
       contribution          $        1.00  $    0.00 $        99.00  $    0.00
      Losses to
       December 31, 1996        (61,001.97)      0.00  (6,039,209.69)      0.00
      Losses for nine
       months ending
       September 30, 1997        (3,959.31)      0.00    (391,971.87)      0.00
                             -------------  --------- --------------- --------
      Total capital
       accounts              $  (64,960.28) $    0.00 $(6,431,082.56) $    0.00
                             =============  ========= =============== ========
      /TABLE

                              FIRST AMENDED AND RESTATED
                            LIMITED PARTNERSHIP AGREEMENT
                                          OF
                            SUMMERBREEZE APARTMENTS, LTD.,
                            A FLORIDA LIMITED PARTNERSHIP

        THIS FIRST AMENDED AND RESTATED LIMITED PARTNERSHIP AGREEMENT is entered into and effective as of the 22nd day of October, 1997, by and
      between   SUMMERBREEZE,  INC.   (the   "General   Partner"),  a   Florida
      corporation, as the general partner, CUMBERLAND REAL ESTATE HOLDINGS, INC., a Florida corporation (the "Withdrawing General Partner"), FRANCIS
      M. WILLIAMS, as the original limited partner, and KIMMINS CORP., a Florida corporation (the "Additional Limited Partner"), pursuant to the provisions of the Florida Revised Uniform Limited Partnership Act, on the following terms and conditions:

                                       RECITALS

        WHEREAS, the Withdrawing General Partner and the Original Limited Partner formed the Partnership on July 16, 1987, and

        WHEREAS, the Withdrawing General Partner has transferred all of its interest in the Partnership to the General Partner who desires to be admitted as a substitute general partner of the Partnership, and

        WHEREAS, the Additional Limited Partner desires to be admitted as a limited partner in the Partnership in exchange for a release of certain claims it has against the Partnership, and

        WHEREAS, the parties hereto desire to amend the partnership agreement of the Partnership to reflect the withdrawal of the Withdrawing General Partner, the admission of General Partner as a substitute general partner and the admission of the Additional Limited Partner as an additional limited partner and to restate the partnership agreement to reflect the agreement of the parties hereto.

        NOW, THEREFORE, in consideration of the foregoing the parties agree as follows:

                                      SECTION 1

                                   THE PARTNERSHIP

        1. 1. Continuation and Partnership Name. The parties continue the Partnership as a limited partnership pursuant to the provisions of the Act. This Agreement supersedes any and all other agreements among the parties, whether oral or written and the terms and conditions set forth in this Agreement shall govern their relations as Partners. The name of the Partnership shall continue to be SUMMERBREEZE APARTMENTS, LTD., a Florida limited partnership, and all business of the Partnership shall be conducted in that name. The General Partner may change the name of the Partnership on ten (10) days written notice to the Limited Partners. The Partnership shall hold all of its property in the name of the Partnership and not in the name of any Partner.


        1.2. Withdrawal and Admission of Certain Partners. The Withdrawing General Partner hereby withdraws as a general partner of the Partnership and the General Partner is hereby admitted as the substitute general partner. The Additional Limited Partner is hereby admitted as an additional limited partner.

        1.3. Purpose. The purpose of the Partnership shall be to acquire, own, develop, construct, improve, lease, manage, operate, and otherwise deal with the Property, to own or lease such personalty and/or fixtures as may be reasonably related to the ownership or operation of the Property, and
      to  conduct  such  other  business  activities  and  operations   as  are
      consistent with and reasonably related to the foregoing purposes, and in connection therewith, to enter into contracts and leases, to borrow money
      necessary  for  the  Partnership's   business,  to  pledge,  mortgage  or
      otherwise encumber all or any part of the Partnership's assets.

        1.4. Principal Place of Business. The principal place of business of the Partnership shall be determined by the General Partner, and the General Partner may change the principal place of business of the Partnership to any other place upon ten (10) days written notice to the Limited Partners.

        1.5. Term. The term of the Partnership commenced on the date the certificate of limited partnership described in Section 620.108 of the Act (the "Certificate") was filed in the office of the Florida Department of State in accordance with the Act and shall continue until the winding up and liquidation of the Partnership and its business is completed following a Liquidating Event, as provided, in Section 11.

        1.6. Filings; Agent for Service of Process.

         (a) The General Partner shall take all actions reasonably necessary to maintain the status of the Partnership as a limited partnership under the laws of Florida. The General Partner shall cause amendments to the Certificate to be filed whenever required by the Act. Any amendments may be executed by the General Partner.

         (b) The agent for service of process on the Partnership shall be Carlton, Fields, Ward, Emmanuel, Smith & Cutler, P.A., or any successor as appointed by the General Partner. The address of the registered office of the Partnership at which the registered agent is located shall be One Harbour Place, 5th Floor, Tampa, Florida 33602.

         (c) Upon the dissolution of the Partnership, the General Partner (or, in the event there is no remaining General Partner, any Person elected pursuant to Section 11.2) shall promptly execute and cause to be filed certificates of cancellation in accordance with the Act and the laws of any other states or jurisdictions in which the Partnership has filed certificates and shall promptly notify the Limited Partners of dissolution.


        1.7. Independent Activities. Each Limited Partner may, notwithstanding this Agreement, engage in whatever activities they choose, whether the same or competitive with the Partnership or otherwise, without having or incurring any obligation to offer any interest in such activities to the Partnership or any Partner. Neither this Agreement nor any activity undertaken pursuant hereto shall prevent any Limited Partner from engaging in such activities, or require any Limited Partner to permit the Partnership or any Partner to participate in any such activities, and as a material part of the consideration for the execution of this Agreement by each Partner, each Partner hereby waives, relinquishes, and renounces any such right or claim of participation.

        1.8. Definitions. Capitalized words and phrases used in this Agreement have the following meanings:

         (a) "Act" means the Florida Revised Uniform Limited Partnership Act, as set forth in Chapter 620 of the Florida Statutes, as amended from time to time (or any corresponding provisions of succeeding law).

         (b)  "Additional Limited Partner" means Kimmins Corp.

         (c) "Adjusted Capital Account Deficit" means, with respect to any Interest Holder, the deficit balance, if any, in that Interest Holder's Capital Account as of the end of the relevant Fiscal Year, after giving effect to the following adjustments:

          (i) Credit to such Capital Account any amounts that Interest Holder is obligated to restore pursuant to any provision of this Agreement or is deemed to be obligated to restore pursuant to the penultimate sentences of Regulations Sections 1.704-2(g)(1) and 1.704-2(i)(5); and

          (ii) Debit to such Capital Account the items described in Regulations
      Sections  1.704-1(b)(2)(ii)(d)(4),   1-704-1(b)(2)(ii)(d)(5)  and  1.704-
      1(b)(2)(ii)(d)(6).

      The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the provisions of Regulations Section 1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith.

         (d) "Affiliate" means, with respect to any Person, any Person owning or controlling 50% or more of the outstanding voting interests of such Person.

         (e) "Capital Account" means, with respect to any General Partner or Interest Holder, the Capital Account maintained for such General Partner or Interest Holder in accordance with the following provisions.

          (i) To each Person's Capital Account there shall be credited such Person's Capital Contributions, such Person's distributive share of Profits, and the amount of any Partnership liabilities assumed by such Person or which are secured by any Property distributed to such Person.

          (ii) To each Person's Capital Account there shall be debited the amount of cash and the Gross Asset Value of any Property distributed to such Person pursuant to any provision of this Agreement, such Person's distributive share of Losses, and the amount of any liabilities of such Person assumed by the Partnership or which are secured by any property contributed by such Person to the Partnership.


          (iii) In the event all or a portion of an interest in the Partnership is transferred in accordance with the terms of this Agreement, the transferee shall succeed to the Capital Account of the transferor to the extent it relates to the transferred interest.

          (iv) In determining the amount of any liability, there shall be taken into account Code Section 752(c) and any other applicable provisions of the Code and Regulations.

         The foregoing provisions and the other provisions of this Agreement relating to the maintenance of Capital Accounts are intended to comply with Regulations Section 1.704l(b), and shall be interpreted and applied in a manner consistent with such Regulations. In the event the General Partner shall determine that it is prudent to modify the manner in which the Capital Accounts, or any debits or credits thereto (including, without limitation, debits or credits relating to liabilities which are secured by contributed or distributed property or which are assumed by the Partnership Partners), are computed in order to comply with such Regulations, the General Partner may make such modification, provided that it is not likely to have a material effect on the amounts distributable to any Person pursuant to Section 11 upon the dissolution of the Partnership. The General Partner also shall (i) make any adjustments that are necessary or appropriate to maintain equality between the Capital Accounts of the Partners and the amount of Partnership capital reflected on the Partnership's balance sheet, as computed for book purposes, in accordance with Regulations Section 1.704-1(b)(2)(iv)(q), and (ii) make any appropriate modifications in the event unanticipated events might otherwise cause this Agreement not to comply with Regulations Section 1.704-1(b). As of the date hereof, the Capital Account balances of the Partners is as set out in Schedule A attached hereto.

         (f) "Capital Contributions" means, with respect to any Partner, the amount of money and the initial Gross Asset Value of any property (other than money) contributed to the Partnership with respect to the interest in the Partnership held by such Partner, and in the case of the Additional Limited Partner, the current unpaid balance (including interest) of the obligations of the Partnership to the Additional Limited Partner forgiven by the Additional Limited Partner upon its admission to the Partnership.

         (g) "Code" means the Internal Revenue Code of 1986, as amended from time to time (or any corresponding provisions of succeeding law).

         (h) "Depreciation"  means, for each  fiscal year or  other period,  an amount equal to  the depreciation, amortization,  or other cost  recovery deduction allowable  with  respect to  an asset  for such  year or  other period, except that if the Gross Asset Value of an asset differs from its adjusted basis for federal  income tax purposes at the  beginning of such year or  other period,  Depreciation shall be  an amount which  bears the same ratio  to such beginning Gross Asset Value as the federal income tax depreciation,  amortization, or  other cost  recovery deduction  for such year  or other  period  bears  to  such  beginning  adjusted  tax  basis;
      provided,  however,   that  if  the  federal   income  tax  depreciation,
      amortization, or other  cost recovery  deduction for such  year is  zero,
      Depreciation  shall be determined with reference  to such beginning Gross
      Asset Value using any reasonable method selected by the General Partner.


         (i) "Fiscal Year" means that period of time from January 1 to the following December 31, except for the first fiscal year, when the fiscal year began on the date the Partnership was formed and ended on the following December 31.

         (j) "General Partner" means any Person who (i) is referred to as such in the first paragraph of this Agreement or has become a General Partner pursuant to the terms of this Agreement, and (ii) has not ceased to be a General Partner pursuant to the terms of this Agreement. "General Partners" means all such Persons.

         (k) "Gross Asset Value" means, with respect to any asset, the asset's adjusted basis for federal income tax purposes, except as follows:

          (i) The initial Gross Asset Value of any asset contributed by a Partner to the Partnership shall be the gross fair market value of such asset, as determined by the contributing Partner and the Partnership;

          (ii)  The Gross  Asset  Values of  all  Partnership assets  shall  be adjusted to equal their respective gross fair market values, as determined by the General Partner, as of the following times: (a) the acquisition of an additional interest in the Partnership by any new or existing Partner in exchange for more than a de minimis Capital Contribution; (b) the distribution by the Partnership to a Partner of more than a de minimis amount of Property as consideration for an interest in the Partnership; and (c) the liquidation of the Partnership within the meaning of Regulations Section 1.704-1(b)(2)(ii)(g); provided, however, that adjustments pursuant to clauses (a) and (b) above shall be made only if the General Partner reasonably determines that such adjustments are necessary or appropriate to reflect the relative economic interests of the Partners in the Partnership;

          (iii) The Gross Asset Value of any Partnership asset distributed to any Partner shall be the gross fair market value of such asset on the date of distribution; and

          (iv) The Gross Asset Values of Partnership assets shall be increased (or decreased) to reflect any adjustments to the adjusted basis of such assets pursuant to Code Section 734(b) or Code Section 743(b), but only to the extent that such adjustments are taken into account in determining Capital Accounts pursuant to Regulations Section 1.7041(b)(2)(iv)(m); provided, however, that Gross Asset Values shall not be adjusted pursuant to this Section 1.7(k)(iv) to the extent the General Partner determines that an adjustment pursuant to Section 1.7(k)(ii) is necessary or appropriate in connection with a transaction that would otherwise result in an adjustment pursuant to this Section 1.7(k)(iv).

      If the Gross Asset Value of an asset has been determined or adjusted pursuant to Section 1.7(k)(i), Section 1.7(k)(ii), or Section 1.7(k)(iv), such Gross Asset Value shall thereafter be adjusted by the Depreciation taken into account with respect to such asset for purposes of computing Profits and Losses.

         (l)  "Interest"  means  an   ownership  interest  in  the  Partnership
      representing a Capital Contribution set forth in Section 2.1 or 2.2, including any and all benefits to which the holder of such an Interest may be entitled as provided in this Agreement, together with all obligations of such Person to comply with the terms and provisions, of this Agreement.

         (m) "Interest Holder" means any Person who holds an Interest, regardless of whether that Person has been admitted to the Partnership as a Limited Partner. "Interest Holders" means all such Persons.

         (n) "Limited Partner" means any Person (i) named as such in the first paragraph of this Agreement who has become a Limited Partner pursuant to the terms of this Agreement, and (ii) who holds an Interest. "Limited Partners" means all such Persons. All references in this Agreement to a majority in interest or a specified percentage of the Limited Partnership shall mean Limited Partners whose combined Interests represent more than 50% or such specified percentage, respectively, of the Interests then held by all Limited Partners.

         (o)  "Original Limited Partner" means Francis M. Williams.

         (p) "Partners" means all General Partners and all Limited Partners, where no distinction is required by the context in which the term is used herein. "Partner" means any one of the Partners. All references in this Agreement to a majority in interest or a specified percentage of the Partners shall mean Partners who are entitled to receive more than 50% or such specified percentage, respectively, of any distributions pursuant to
      Section 4. 1.

         (q) "Partnership" means the partnership formed pursuant to the Certificate and described in this Agreement and the partnership continuing the business of this Partnership in the event of dissolution as herein provided.

         (r) "Person" means any individual, partnership, corporation, trust, or other entity.

         (s) "Profits" and "Losses" mean, for each Fiscal Year or other period, an amount equal to the Partnership's taxable income or loss for such year or period, determined in accordance with Code Section 703(a) (for this purpose, all items of income, gain, loss, or deduction required to be stated separately pursuant to Code Section 703(a)(1) shall be included in taxable income or loss), with the following adjustments:

          (i) Any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Profits or Losses pursuant to this Section 1.7(s) shall be added to such taxable income or loss;

          (ii)  Any expenditures of  the Partnership described  in Code Section
      705(a)(2)(B)  or  treated  as  Code  Section  705(a)(2)(B)   expenditures
      pursuant to Regulations Section 1.704-1(b)(2)(iv)(e), and not otherwise taken into account in computing Profits or Losses pursuant to this
      Section 1.7(q) shall be subtracted from such taxable income or loss;

          (iii) In the event the Gross Asset Value of any Partnership asset is adjusted to Section 1.7(k)(ii) or Section 1.7(k)(iii), the amount of such adjustment shall be taken into account as gain or loss from the disposition of such asset for purposes of computing Profits or Losses;

          (iv) Gain or loss resulting from any disposition of Property with respect to which gain or loss is recognized for federal income tax purposes shall be computed by reference to the Gross Asset Value of the property disposed of, notwithstanding that the adjusted tax basis of such property differs from its Gross Asset Value; and

          (v) In lieu of the depreciation, amortization, and other cost recovery deductions taken into account in computing such taxable income or loss, there shall be taken into account Depreciation for such Fiscal Year or other period, computed in accordance with Section 1.7(h).

         (t) "Property" means the real property acquired by the Partnership and described in Schedule B hereto and any improvements and personal property acquired by the Partnership relating thereto, and shall include both tangible and intangible property.

         (u) "Regulations" means the Income Tax Regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding regulations).

         (v) "Transfer" means, as a noun, any voluntary or involuntary transfer, sale, pledge, hypothecation, or other disposition and, as a verb, voluntarily or involuntarily to transfer, sell, pledge, hypothecate, or otherwise dispose of.

         (w)  "Withdrawing  General  Partner"  means  Cumberland   Real  Estate
      Holdings, Inc.

                                      SECTION 2

                      IDENTITY OF PARTNERS CAPITAL CONTRIBUTIONS

        2.1. General Partner. The name and address of the General Partner are as follows:

         Summerbreeze, Inc.
         4311 W. Waters Avenue
         Suite 600
         Tampa, Florida 33614

        2.2. Limited Partners. The name and address of the Limited Partners are as follows:

         Francis M. Williams
         1501 Second Avenue
         Tampa, FL 33605

         Kimmins Corp.
         1501 Second Avenue
         Tampa, FL 33605

        2.3. Capital Contributions.

         (a) Except as otherwise provided in this Agreement, no Partner shall demand or receive a return of its Capital Contributions or withdraw from the Partnership without the consent of all Partners. Under circumstances requiring a return of any Capital Contributions, no Partner shall have the right to receive property other than cash except as may be specifically provided herein.

         (b) Except as otherwise provided in this Agreement, no Partner shall receive any interest, salary, or drawing with respect to its Capital Contributions or its Capital Account or for services rendered on behalf of the Partnership or otherwise in its capacity as a Partner.

         (c) Except as otherwise provided by this Agreement, no Limited Partner shall be liable for the debts, liabilities, contracts, or any other obligations of the Partnership. Except as otherwise provided by this Agreement, any other agreements among the Partners, or applicable state law, a Limited Partner shall be liable only to make its Capital Contributions and shall not be required to lend any funds to the Partnership or, after its Capital Contributions have been paid, to make any additional contributions to the Partnership. No General Partner shall have any personal liability for the repayment of any Capital Contributions of any Limited Partner.

                                      SECTION 3

                                     ALLOCATIONS

        3.1. Profits. After giving effect to the special allocation set forth in Section 3.3, profits for any Fiscal Year shall be allocated in the same proportion as net cash flow is distributed to the Partners in accordance with Section 4. 1.

        3.2. Losses. After giving effect  to the special allocation set forth in
      Section 3.3, losses for any Fiscal Year shall be allocated as set forth in Section 3.2(a) below, subject to the limitation in Section 3.2(b) below:

         (a) Losses for any Fiscal Year shall be allocated in the same proportion as net cash flow is distributed to the Partners in accordance with Section 4. 1.

         (b) The Losses allocated pursuant to Section 3.2(a) shall not exceed the maximum amount of Losses that can be so allocated without causing any Interest Holder to have an Adjusted Capital Account Deficit at the end of any Fiscal Year. In the event some but not all of the Interest Holders would have Adjusted Capital Account Deficits as a consequence of an allocation of Losses pursuant to Section 3.2(a), the limitation set forth in this Section 3.2(b) shall be applied on an Interest Holder by Interest Holder basis so as to allocate the maximum permissible Losses to each Interest Holder under Regulations Section 1.704-1(b)(2)(ii)(d). All Losses in excess of the limitations set forth in this Section 3.2(b) shall be allocated to the General Partner.

        3.3. Section 754 Adjustments. To the extent an adjustment to the adjusted tax basis of any Partnership asset pursuant to Code Section 734(b) or Code Section 743(b) is required, pursuant to Regulations
      Section 1.704-1(b)(2)(iv)(m), to be taken into account in determining Capital Accounts, the amount of such adjustment to the Capital Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases such basis) and such gain or loss shall be specially allocated to the Persons in a manner consistent with the manner in which their Capital Accounts are required to be adjusted pursuant to such Section of the Regulations.


        3.4.  Tax  Allocations: Code  Section 704(c).  In  accordance with  Code
      Section 704(c) and the Regulations thereunder, income gain, loss, and deduction with respect to any property contributed to the capital of the Partnership shall, solely for tax purposes, be allocated among the Partners so as to take account of any variation between the adjusted basis of such property to the Partnership for federal income tax purposes and its initial Gross Asset Value (computed in accordance with Section 1.7(k)(i)).

        In the event the Gross Asset Value of any Partnership asset is adjusted pursuant to Section 1.70)(ii), subsequent allocations of income, gain, loss, and deduction with respect to such asset shall take account of any variation between the adjusted basis of such asset for federal income tax purposes and its Gross Asset Value in the same manner as under Code
      Section 704(c) and the Regulations thereunder.

        Any elections or other decisions relating to such allocations shall be made by the General Partner in any manner that reasonably reflects the purpose and intention of this Agreement.

                                      SECTION 4

                                    DISTRIBUTIONS

        4.1. Net  Cash Flow.  Except as  otherwise provided in  Section 4.2  and
      Section 11, all net cash flow, if any, as determined by the General Partner, shall be distributed, at such times as the General Partner may determine, as follows:

         (a) 1% to the General Partner, 50% to the Original Limited Partner and 49% to the Additional Limited Partner until the Capital Account balance, of the Additional Limited Partner has been reduced to zero, then thereafter

         (b) 1% to the General Partner, 49% to the Original Limited Partner and 50% to the Additional Limited Partner.

        4.2. Net Cash Flow from Capital Transactions. Except as otherwise provided in Section 11, all net cash flow arising from the sale or refinancing of any Partnership assets outside the ordinary course of business shall be distributed as follows:

         (a) 100% to the Additional Limited Partner until the Additional Limited Partner has received distributions pursuant to this Section 4.2 equal to its Capital Contributions, then thereafter

         (b) 100% to the Original Limited Partner until the Original Limited Partner has received distributions pursuant to this Section 4.2 equal to his Capital Contributions, then thereafter

         (c) 1% to the General Partner, 49% to the Original Limited Partner and 50% to the Additional Limited Partner.


        4.3. Amounts Withheld. All amounts withheld pursuant to the Code or any provision of any state or local tax law, with respect to any payment or distribution by the Partnership to the Partners, shall be treated as amounts distributed to the Partner pursuant to this Section 4 for all purposes under this Agreement. The General Partner may allocate any such amounts among the General Partners and Limited Partners in any manner that is in accordance with applicable law.

                                      SECTION 5

                                      MANAGEMENT

        5.1. Authority of the General Partner. Except to the extent otherwise provided herein, the General Partner shall have the sole and exclusive right to manage the business of the Partnership and shall have all of the rights and powers which may be possessed by general partners under the Act including, without limitation, the right and power to make any and all elections for federal, state, and local tax purposes including, without limitation, any election, if permitted by applicable law: (i) to adjust the basis of the Property pursuant to Code Sections 754, 734(b), and 743(b), or comparable provisions of state or local law, in connection with transfers of Partnership interests and Partnership distributions;
      (ii)  to  extend  the  statute  of  limitations  for  assessment  of  tax
      deficiencies  against  Partners  with   respect  to  adjustments  to  the
      Partnership's federal, state, or local tax returns; and (iii) to represent the Partnership, the General Partner, and the Limited Partners before taxing authorities or courts of competent jurisdiction in tax matters affecting the Partnership, the General Partner, and the Limited Partners in their capacities as such, and to execute any agreements or other documents relating to or affecting such tax matters, including agreements or other documents that bind the Partners with respect to such tax matters or otherwise affect the rights of the Partnership, General Partner, and Limited Partners. The General Partner is specifically authorized to act as the "Tax Matters Partner" under the Code and in any similar capacity under state or local law.

        5.2. Right to Rely on General Partner. Any Person dealing with the Partnership may rely (without duty of further inquiry) upon a certificate signed by any General Partner as to:

         (a) The identity of any General Partner or Limited Partners;

         (b) The existence or nonexistence of any fact or facts that constitute a condition precedent to acts by a General Partner or which are in any other manner germane to the affairs of the Partnership;

         (c) The Persons who are authorized to execute and deliver any instrument or document of the Partnership; or

         (d) Any act or failure to act by the Partnership on any other matter whatsoever involving the Partnership or any Partner.

        5.3. Restrictions on Authority of General Partner.

         Without the consent of all of the Partners, no General Partner shall have the authority to:

         (a)  Do any act in contravention of this Agreement;


         (b) Do any act which would make it impossible to carry ordinary business of the Partnership, except as otherwise provided in this Agreement;

         (c)  Confess a judgment against the Partnership;

         (d) Possess the Property, or assign rights in specific parts of the Property, for other than a Partnership purpose;

         (e) Knowingly perform any act that would subject any Limited Partner to liability as a general partner in any jurisdiction;

         (f) File a bankruptcy or insolvency petition or otherwise institute insolvency proceedings;

         (g)  Dissolve,  liquidate,   consolidate,  merge,   or  sell   all  or
      substantially all of the assets of the Partnership;

         (h) Cause the Partnership to engage in any other business activity inconsistent with the purpose of the Partnership provided in Section 1.3 hereof; or

         (i)  Amend this Agreement.

        5.4. Duties and Obligations of General Partner.

         (a) The General Partner shall take all actions which may be necessary or appropriate (i) for the continuation of the Partnership's valid existence as a limited partnership under the laws of the State of Florida (and of each other jurisdiction in which such existence is necessary to protect the limited liability of the Limited Partners or to enable the Partnership to conduct the business in which it is engaged) and (ii) for the accomplishment of the Partnership's purposes, including the acquisition, development, maintenance, preservation, and operation of the Property in accordance with the provisions of this Agreement and applicable laws and regulations.

         (b) The General Partner shall devote to the Partnership such time as may be necessary for the proper performance of all duties hereunder, but the General Partner shall not be required to devote full time to the performance of such duties.

         (c) The General Partner shall be under a fiduciary duty to conduct the affairs of the Partnership in the best interests of the Partnership and of the Limited Partners, including the safekeeping and use of all of the Property and the use thereof for the exclusive benefit of the Partnership. Any transaction between the Partnership and an Affiliate of the General Partner shall be permitted only upon such terms and conditions as would be expected in an arm's length transaction between unaffiliated parties.


        5.5. Indemnification of General Partner.

        (a) The Partnership, its receiver, or its trustee shall indemnify, save harmless, and pay all judgments and claims against any General Partner relating to any liability or damage incurred by reason of any act performed or omitted to be performed by such General Partner in connection with the business of the Partnership, including attorneys' fees incurred by such General Partner in connection with the defense of any action based on any such act or omission, which attorneys' fees may be paid as incurred, including all such liabilities under federal and state securities laws (including the Securities Act of 1933, as amended) as permitted by laws.

        (b) In the event of any action by a Limited Partner against any General Partner, including a Partnership derivative suit, the Partnership shall indemnify, save harmless, and pay all expenses of such General Partner, including attorneys' fees, incurred in the defense of such action, if such General Partner is successful in such action.

        (c) The Partnership shall indemnify, save harmless, and pay all expenses, costs, or liabilities of any General Partner who for the benefit of the Partnership makes any deposit, acquires any option, or makes any other similar payment or assumes any obligation in connection with any property proposed to be acquired by the Partnership and who suffers any financial loss as the result of such action.

        (d) Notwithstanding the provisions of Sections 5.5(a), 5.5(b), and 5.5(c) above, no General Partner shall be indemnified from any liability for fraud, bad faith, willful misconduct, or gross negligence.

        (e) Notwithstanding the provisions of Sections 5.5(a), 5.5(b), and 5.5(c) above, the obligation of the Partnership to indemnify the General Partner shall be fully subordinated to the secured obligations payable to the Partnership's secured creditors and shall not constitute a claim against the Partnership in the event that net cash flow in excess of the amounts necessary to pay such secured obligations is insufficient to pay such obligations.

      5.6. Compensation and Loans.

        (a) Compensation and Reimbursement. Except as otherwise provided in this Section 5.6, no Partner shall receive any salary, fee, or draw for services rendered to or on behalf of the Partnership, nor shall any Partner be reimbursed for any expenses incurred by such Partner on behalf of the Partnership.

        (b) Expense. The General Partner may charge the Partnership for any direct expenses reasonably incurred in connection with the Partnership's business.


        (c) Loans. Any Person may, with the consent of the General Partner, lend or advance money to the Partnership. If any Partner shall make any loan or loans to the Partnership or advance money on its behalf, the amount of any such loan or advance shall not be treated as a Capital Contribution but shall be a debt due from the Partnership. The amount of any such loan or advance by a lending Partner shall be repayable out of the Partnership's cash and shall bear interest at such rate as the General Partner and the lending Partner shall agree. If a General Partner is the lending Partner, the rate of interest shall be determined by the General Partner taking into consideration, without limitation, prevailing interest rates and the interest rates such General Partner is required to pay in the event such General Partner has itself borrowed funds to loan or advance to the Partnership. None of the Partners shall be obligated to make any loan or advance to the Partnership.

        5.7. Operating Restrictions.

        (a) All  Property in the  form of cash  not otherwise  invested shall be
      deposited  in  one  or   more  accounts  maintained  in   such  financial
      institutions  as the General Partner shall determine or shall be invested
      in   short-term  liquid  securities  or  shall  be  left  in  escrow  and withdrawals shall be made only in the regular course of Partnership business on such signature or signatures as the General Partner may determine from time to time.

        (b) The signature of any General Partner shall be necessary and sufficient to convey title to any real property owned by the Partnership or to execute any promissory notes, trust deeds, mortgages, or other instruments of hypothecation, and all of the Partners agree that a copy of this Agreement may be shown to the appropriate parties in order to confirm the same, and further agree that the signature of any General Partner shall be sufficient to execute any "statement of partnership" or other documents necessary to effectuate this or any other provision of this Agreement. All of the Partners do hereby appoint the General Partner as their attorney-in-fact for the execution of any or all of the documents described herein.

                                      SECTION 6

                               ROLE OF LIMITED PARTNERS

        6.1. Rights or Powers. Except as otherwise set forth in Section 6.2, no Limited Partner shall have any right or power to take part in the management or control of the Partnership or its business and affairs or to act for or bind the Partnership in any way.

        6.2. Voting Rights. The Limited Partners shall have the right to vote on the matters explicitly set forth in this Agreement.


                                      SECTION 7

                                  BOOKS AND RECORDS

        7.1. Books and Records. The Partnership shall keep adequate books and records at its principal place of business, setting forth a true and accurate account of all business transactions arising out of and in connection with the conduct of the Partnership. Any Partner or its designated representative shall have the right, at any reasonable time, to have access to and inspect and copy the contents of such books or records. The Partnership's books and records, deposit accounts and stationary shall be separately maintained and the Partnership's assets shall not be commingled with the assets of any other party.

        7.2. Annual Reports. Within a reasonable period after the end of each Partnership Fiscal Year, each Partner shall be furnished with pertinent information regarding the Partnership and its activities during such period.

        7.3. Tax Information. Necessary tax information shall be delivered to each Partner after the end of each Fiscal Year of the Partnership. Every effort shall be made to furnish such information within 75 days after the end of each Fiscal Year.

                                      SECTION 8

                           ADDITIONAL CAPITAL CONTRIBUTIONS

                        This Section left blank intentionally.

                                      SECTION 9

                                TRANSFER OF INTERESTS

                        This Section left blank intentionally.

                                      SECTION 10

                                 ADDITIONAL PARTNERS

        10.1.  Additional  Partners.   No  Person  shall  be  admitted  to   the
      Partnership as a General Partner or Limited Partner without the unanimous consent of the Partners. In the event the General Partner withdraws from the Partnership, whether or not in violation of this Agreement, no successor general partner shall be admitted to the Partnership unless such successor is a corporation whose sole purpose, as reflected in its articles of incorporation, is to act as the general partner of the Partnership. In the event of the filing of any petition under any bankruptcy law by the General Partner or any successor thereto, the Partnership shall appoint an additional general partner whose sole purpose, as reflected in its articles of incorporation, is to act as the general partner of the Partnership.


        10.2. Covenant Not to Withdraw, Transfer, or Dissolve. Except as otherwise permitted by this Agreement, the General Partner hereby covenants and agrees not to (a) withdraw or attempt to withdraw from the Partnership, (b) exercise any power under the Act to dissolve the Partnership, or (c) Transfer all or any portion of its interest in the Partnership as a General Partner. Further, the General Partner hereby covenants and agrees to continue to carry out the duties of a General Partner hereunder until the Partnership is dissolved and liquidated pursuant to Section 11.

        10.3. Termination of Status as General Partner.

         (a) If a General Partner ceases to be a Partner for any reason hereunder, such Person shall continue to be liable as a Partner for all debts and obligations of the Partnership existing at the time such Person ceases to be a General Partner, regardless of whether, at such time, such debts or liabilities were known or unknown, actual or contingent. A Person shall not be liable as a General Partner for Partnership debts and obligations arising after such Person ceases to be a General Partner. Any debts, obligations, or liabilities in damages to the Partnership of any Person who ceases to be a General Partner shall be collectible by any legal means and the Partnership is authorized, in addition to any other remedies at law or in equity, to apply any amounts otherwise distributable or payable by the Partnership to such Person to satisfy such debts, obligations, or liabilities.

         (b) It is the intention of the Partners that the Partnership not dissolve as a result of the cessation of any General Partner's status as a General Partner; provided, however, that if a dissolution nevertheless occurs under the Act, the Partnership's property and business shall continue to be held and conducted in a new limited partnership under this Agreement with any remaining General Partners as general partners, the Limited Partners as limited partners, and any unadmitted assignees of Interests as Interest holders. Notwithstanding any provision of the Act to the contrary, each Partner (including any successor to the Partnership interest of a General Partner) hereby (1) waives any rights that such Partner may have as a result of any such unintended dissolution to demand or receive an accounting of the Partnership or any distribution in satisfaction of such Partner's interest in the Partnership or any security for the return or distribution thereof, and (2) agrees to indemnify and hold harmless the Partnership and the other Partners from all cost, liability, and damage that any of such indemnified Partners may incur (including, without limitation, incremental tax liability and lawyer's fees and expenses of enforcing this indemnity) as a result of any action inconsistent with part (1) of this sentence.

         (c) Notwithstanding any provision to the contrary herein, if a Person ceases to be a General Partner, the remaining General Partners shall refile the Certificate as if the Partnership had dissolved as a result of such cessation and a new limited partnership were formed pursuant to this Agreement to hold the assets and continue the business of the Partnership.

         (d) If at the time a Person ceases to be a General Partner such Person is also a Limited Partner or an Interest Holder with respect to Interests other than its interest as a General Partner, such cessation shall not affect such Person's rights and obligations with respect to such other Interests.


                                      SECTION 11

                              DISSOLUTION AND WINDING UP

        11.1. Liquidating Events. The Partnership shall dissolve and commence winding up and liquidating upon the first to occur of any of the following ("Liquidating Events"):

         (a)  July 16, 2037;

         (b)  The sale of all or substantially all of the Property;

         (c) The vote by all of the Partners to dissolve, wind up, and liquidate the Partnership;

         (d) The happening of any other event that makes it unlawful, impossible, or impractical to carry on the business of the Partnership; or

         (e)  Any event which causes there to be no General Partner.

      The Partners hereby agree that, notwithstanding any provision of the Act, the Partnership shall not dissolve prior to the occurrence of a Liquidating Event. Furthermore, if an event specified in Section 11.1(e) occurs, the Limited Partners may, within 90 days of the date such event occurs, unanimously vote to elect a successor General Partner and continue the Partnership business, in which case the Partnership shall not dissolve. If it is determined, by a court of competent jurisdiction, that the Partnership has dissolved (i) prior to the occurrence of a Liquidating Event, or (ii) upon the occurrence of an event specified in
      Section 11. 1 (e) following which the Limited Partners elect a successor General Partner pursuant to the previous sentence, the Partners hereby agree to continue the business of the Partnership without a winding up or liquidation.

        11.2. Winding Up. Upon the occurrence of a Liquidating Event, the Partnership shall continue solely for the purposes of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and Partners. No Partner shall take any action that is inconsistent with, or not necessary to or appropriate for, the winding up of the Partnership's business and affairs. The General Partner (or, in the event there is no remaining General Partner, any Person elected by a majority in interest of the Limited Partners) shall be responsible for overseeing the winding up and dissolution of the Partnership and shall take full account of the Partnership's liabilities and Property and the Partnership Property shall be liquidated as promptly as is consistent with obtaining the fair value thereof, and the proceeds therefrom, to the extent sufficient therefor, shall be applied and distributed in proportion to the positive Capital Account balances of the Partners.

        No General Partner shall receive any additional compensation for any services perf pursuant to this Section 11.


        11.3. Rights of Interest Holders. Except as otherwise provided in this Agreement, (a) each Limited Partner shall look solely to the assets of the Partnership for the return of its Capital Contribution and shall have no right or power to demand or receive property other than cash from the Partnership, and (b) no Limited Partner shall have priority over any other Limited Partner as to the return of its Capital Contributions, distributions, or allocations.

                                      SECTION 12

                                  POWER OF ATTORNEY

        12.1. General Partner as Attorney-In-Fact. Each Limited Partner hereby makes, constitutes, and appoints each General Partner and each successor General Partner, with full power of substitution and resubstitution, its true and lawful attorney-in-fact for it and in its name, place, and stead and for its use and benefit, to sign, execute, certify, acknowledge, swear to, file, and record (a) this Agreement and all agreements, certificates, instruments, and other documents amending or changing this Agreement as now or hereafter amended which the General Partner may deem necessary, desirable, or appropriate including, without limitation, amendments or changes to reflect (i) the exercise by an General Partner of any power granted to him under this Agreement; (ii) any amendments adopted by the Partners in accordance with the terms of this Agreement;
      (iii) the admission of any substituted Partner; and (iv) the disposition by any Partner of its interest in the Partnership; and (b) any certificates, instruments, and documents as may be required by, or may be appropriate under, the laws of the State of Florida or any other state or jurisdiction in which the Partnership is doing or intends to do business. Each Limited Partner authorizes each such attorney-in-fact to full power and authority to do and perform each and every act or thing whatsoever requisite or advisable to be done in connection with the foregoing as fully as such Limited Partner might or could do personally, and hereby ratifying and confirming all that any such attorney-in-fact shall lawfully do or cause to be done by virtue thereof or hereof.

        12.2. Nature as Special Power. The power of attorney granted pursuant to this Section 12:

         (a) Is a special power of attorney coupled with an interest and is irrevocable;

         (b) May be exercised by any such attorney-in-fact by listing the Limited Partners executing any agreement, certificate, instrument, or other document with the single signature of any such attorney-in-fact acting as attorney-in-fact for such Limited Partners; and

         (c) Shall survive the death, disability, legal incapacity, bankruptcy, insolvency, dissolution, or cessation of existence of a Limited Partner of the whole or a portion of its interest in the Partnership, except that where the assignment is of such Limited Partner's entire interest in the Partnership and the assignee, with the consent of the General Partner, is admitted as a substituted Limited Partner, the power of attorney shall survive the delivery of such assignment for the sole purpose of enabling any such attorney-in-fact to effect such substitution.


                                      SECTION 13

                                    MISCELLANEOUS

        13.1. Notices. Any notice, payment, demand, or communication required or permitted to be given by any provision of this Agreement shall be in writing and shall be delivered personally to the Person or to an officer of the Person to whom the same is directed, or sent by regular, registered, or certified mail, addressed as follows, or to such other address as such Person may from time to time specify by notice to the
      Partners:

        (a) If to the Partnership, to the address set forth in Section 1.3; and

        (b) If to a Partner, to the address set forth in Section 2.1 or 2.2.

      Any such notice shall be deemed to be delivered, given, and received for all purposes as of the date so delivered, if delivered personally or if sent by regular mail, or as of the date on which the same was deposited in a regularly maintained receptacle for the deposit of United States mail, if sent by registered or certified mail, postage and charges prepaid. Any Person may from time to time specify a different address by notice to the Partnership and the Partners.

        13.2. Binding Effect. Except as otherwise provided in this Agreement, every covenant, term, and provision of this Agreement shall be binding upon and inure to the benefit of the Partners and their respective heirs, legatees, legal representatives, successors, transferees, and assigns.

        13.3.  Construction.  Every  covenant,  term,  and  provision  of   this
      Agreement shall be construed according to its fair meaning and not strictly for or against any Partner.

        13.4. Time. Time is of the essence with respect to this Agreement.

        13.5. Headings. Sections and other headings contained in this Agreement are for reference purposes only and are not intended to describe, interpret, define, or limit the scope, extent, or intent of this Agreement or any provision hereof.

        13.6. Severability. Every provision of this Agreement is intended to be severable. If any term or provision hereof is illegal or invalid for any reason whatsoever, such illegality or invalidity shall not affect the validity or legality of the remainder of this Agreement.

        13.7. Incorporation by Reference. Every exhibit, schedule, and other appendix attached to this Agreement and referred to herein is hereby incorporated in this Agreement by reference.

        13.8. Further Action. Each Partner, upon the request of any General Partner, agrees to perform all further acts and execute, acknowledge, and deliver any documents which may be reasonably necessary, appropriate, or desirable to carry out the provisions of this Agreement.

        13.9. Variation of Pronouns. All pronouns and any variations thereof shall be deemed to refer to masculine, feminine, or neuter, singular, or plural, as the identity of the Person or Persons may require.


        13.10. Governing Law. The laws of the State of Florida shall govern the validity of this Agreement, the construction of its terms, and the interpretation of the rights and duties of the Partners.

        13.11. Waiver of Action for Partition. Each of the Partners irrevocably waives any right that it may have to maintain any action for partition with respect to any of the Partnership Property.

        13.12. Counterpart Execution. This Agreement may be executed in any number of counterparts with the same effect as if all of the Partners had signed the same document. All counterparts shall be construed together and shall constitute one agreement.

        13.13. Sole and Absolute Discretion. Except as otherwise provided in this Agreement, all actions which any General Partner may take and all determinations which any General Partner may make pursuant to this Agreement may be taken and made at the sole and absolute discretion of such General Partner.

        13.14. Special Restrictions. So long as the Partnership's mortgage loan from Nomura Asset Capital Corporation ("Nomura") (together with any assignment or renewal thereof, the "Nomura Loan") remains outstanding, without the prior written consent of Nomura (or any successor holder of the Nomura Loan), the Partnership shall not:

         (a) Dissolve, merge, liquidate or otherwise sell or dispose of its assets (other than in the ordinary course of the Partnership's day-to-day operations);

         (b) Incur any indebtedness outside the ordinary course of the Partnership's day-to-day operations,

         (c) Permit any transfer, directly or indirectly, of any interest in the Partnership such that the transferee owns, as a result of such transfer, a greater than 49 % interest in the Partnership, or

         (d) Amend the Partnership Agreement.

         (e) Upon the admission of an additional or successor general partner, the Partnership shall deliver an acceptable non-consolidation opinion to the holder of the Nomura Loan.


        IN WITNESS WHEREOF, the parties have entered into this Amended and Restated Agreement of Limited Partnership as of the date first above written.

             GENERAL PARTNER:

             SUMMERBREEZE, INC.,
             a Florida Corporation

             By:  /s/Joseph M. Williams
                  -------------------------------------
                  Joseph M. Williams, President

             WITHDRAWING GENERAL PARTNER:

             CUMBERLAND REAL ESTATE
             HOLDINGS, INC., a Florida corporation


             By:   /s/Joseph M. Williams
                   -------------------------------------
                   Joseph M. Williams, President

             ORIGINAL LIMITED PARTNER:

                   /s/Francis M. Williams
                  -------------------------------------
                  FRANCIS M. WILLIAMS

             ADDITIONAL LIMITED PARTNER:

             KIMMINS CORP., a Florida corporation

             By:   /s/Francis M. Williams
                   -------------------------------------
                   Francis M. Williams, President


                                      SCHEDULE A


                             PARTNERSHIP CAPITAL ACCOUNTS
                             FOR SUMMERBREEZE APARTMENTS
                                                         Francis
                                  CREH        CREH       Williams      Other
               Name of           General    Limited      Limited      Limited
             Partnership         Partner    Partner      Partner      Partner
      Summerbreeze Apartments:
      ------------------------
      Original capital
       contribution           $      1.00  $    0.00 $    39,943.24  $     0.00
      Losses to
       December 31, 1996       (38,772.63)      0.00  (3,838,393.01)       0.00
      Losses for nine
       months ending
       September 30, 1997       (1,746.17)      0.00    (172,870.53)       0.00
                              -----------  --------- --------------- ---------
      Total capital
       accounts               $(40,517.80) $    0.00 $(3,971,320.30) $     0.00
                              ===========  ========= =============== =========
      /TABLE

                                      EXHIBIT A

                                  LEGAL DESCRIPTION

      All of Parcel "A" of SUMMERBREEZE, according to the Plat thereof recorded in Plat Book 132, Page 36, of the Public Records of Broward County, Florida.


                 AMENDMENT TO THE CERTIFICATE OF LIMITED PARTNERSHIP
                           OF SUMMERBREEZE APARTMENTS, LTD.

        THIS AMENDMENT TO THE CERTIFICATE OF LIMITED PARTNERSHIP is
      made this 22nd day of October 1997, by Summerbreeze, Inc., a Florida corporation, which is the sole general partner of Summerbreeze Apartments, Ltd., a Florida limited partnership ("Partnership"). The undersigned certifies as follows:

        1. The name of the limited partnership is Summerbreeze Apartments, Ltd.

        2. The date of the filing of the Partnership's certificate of limited partnership was July 15, 1987.

        3. Cumberland Real Estate Holdings, Inc., has withdrawn as the sole general partner of the Partnership and Summerbreeze, Inc., has been admitted to the Partnership as the new sole general partner of the Partnership.

        4. This  Certificate  of  Amendment  to  the   Certificate  of  Limited
      Partnership is duly executed and made in accordance with Section 620.109 of the Florida Statutes.

             SUMMERBREEZE, INC.,
             a Florida corporation, general partner


             By:  /s/Joseph M. Williams
                  -----------------------------
                  Joseph M. Williams, President


                                                                   EXHIBIT 10.2

                                                                Option No. ____

                               STOCK OPTION AGREEMENT

        AGREEMENT made as of  this            day of __________________ 19__, by
      and between KIMMINS CORP., a Delaware corporation, having its office and principal place of business located at 1501 Second Avenue, East, Tampa, Florida 33605 (the "Company"); and Name
      Address
        INITIALS."

                                    W I T N E S S E T H  :

             WHEREAS, on _________________________________ (Date), the Board of
      Directors of the Company authorized the grant to Initials of an option to purchase an aggregate of __________________________ (Number of Shares) shares of the authorized but unissued Common Stock of Kimmins Corp. (the "Company"), $.001 par value (the "Common Stock"), pursuant to the Company's 1987 Stock Option Plan (the "Plan"), conditioned upon Initials' acceptance thereof upon the terms and conditions set forth in this Agreement; and

        WHEREAS, Initials desires to acquire said option on the terms and conditions set forth in this Agreement;

        NOW, THEREFORE, and in consideration of the foregoing and of the terms and conditions herein contained, the parties hereto agree as follows:

        21. The Company hereby grants to Initials, as a matter of separate agreement and not in lieu of salary or any other compensation for services, the right and option to purchase all or any part of an aggregate of shares of Common Stock (the "Option") on the terms and conditions set forth herein.

        2. This option shall be deemed to be a non-qualified stock option within the meaning of the Internal Revenue Code of 1986.

        3. The purchase  price of  each share  of Common Stock  subject to  the
           Option ("Option Shares") shall  be $                     (Price) per
           share.

        4. (a) The Option shall be exercisable during the ten (10) year period commencing on the date hereof ("Date of Grant") and terminating at
           the  close of business on                                (Day before
           original date in paragraph 1) (the "Exercise Period"); provided, however, that the Option shall only be exercisable in cumulative installments, during the Exercise Period, as follows: 20 percent of the Option Shares may be purchased commencing on the Date of Grant, an additional 20 percent of the Option Shares may be purchased commencing on the first anniversary of the Date of Grant; an additional 20 percent of the Option Shares may be purchased commencing on the second anniversary of the Date of Grant; an additional 20 percent of the Option Shares may be purchased commencing on the third anniversary of the Date of Grant; and the final 20 percent of the Option Shares may be purchased commencing on the fourth anniversary of the Date of Grant.


        4. (b) In the event of Initials' death, the Option will fully vest and be exercisable immediately by Initials' executor or administrator or by Initials' distributee to whom the Option may have been transferred by will or by the laws of descent and distribution within one year after such death (subject to the provisions of Section 5 hereof).

        5. Notwithstanding anything to the contrary herein contained, neither this option nor any rights represented hereby shall be transferable or assignable by Initials otherwise than by will or by the laws of descent and distribution, and this option shall be exercisable during Initials' lifetime only by Initials, and any attempt to transfer or assign this option in violation of the foregoing shall be void and of no force or effect. No transfer of the Option by Initials by will or by laws of descent and distribution shall be effective to bind the Company unless the Company shall have been furnished with written notice thereof and a copy of the will and such other evidence as the Company may deem necessary to establish the validity of the transfer and the acceptance by the transferee of the terms and conditions of the Option.

        6. The purchase price of the Option Shares shall be paid in full in cash at the time of exercise, as hereinafter provided. Initials shall not have any of the rights of a shareholder with respect to the Option Shares until such shares have been issued after the due exercise of the Option. It shall be a condition to the obligation of the Company to issue or transfer shares of Common Stock upon the exercise of the Option that Initials pay to the Company, upon its demand, such amount as may be requested by the Company for the purposes of satisfying its liability to withhold federal, state or local income or other taxes incurred by reason of the exercise of the Option or the transfer of such shares upon such exercise.

        7. In the event of a stock dividend, subdivision, combination or reclassification of shares, or any other change in the corporate structure or shares of the Company, the Company shall make such reasonable adjustment as it may deem appropriate in the number shares covered by the Option and upon the dissolution or liquidation of the Company, or upon any merger, consolidation or other form of reorganization, the Company may make such adjustment with respect to the Option or take such other action as it deems necessary or appropriate to reflect, or in anticipation of, such dissolution, liquidation, merger or consolidation, including, without limitation, the substitution of new options or the termination of the Option.

        8. The Company hereby represents and warrants to Initials that (a) the Company, by appropriate and all required action, is duly authorized to enter into this Agreement and consummate all of the transactions contemplated hereunder; and (b) the Option Shares, when issued and delivered by the Company to Initials in accordance with the terms and conditions hereof, will be duly and validly issued and fully paid and non-assessable.


        9. Anything in this Agreement to the contrary notwithstanding, Initials hereby agrees that he shall not sell, transfer by any means or otherwise dispose of the Option Shares acquired by him without registration under the Securities act of 1933 (the "Act"), or in the event that they are not so registered, unless (a) an exemption from the Act is available thereunder, and (b) Initials has furnished the Company with notice of such proposed transfer and the Company's legal counsel, in its reasonable opinion, shall deem such proposed transfer to be so exempt.

        10.  Initials hereby acknowledges that:

         ( a ) He must bear the economic risk of the investment proposed herein for an indefinite period of time because the Option Shares will not have been registered under the Act and cannot be sold by him unless they are registered under the Act or an exemption therefrom is available thereunder.

         ( b ) He will have made available to him,  both the opportunity to ask questions of and receive answers from the officers and directors of the Company and all persons acting on its behalf concerning the terms and conditions of this Agreement and to obtain any information concerning the Company or its business to the extent the Company possesses or may possess such information or can acquire it without unreasonable effort or expense necessary to verify the accuracy of the information obtained pursuant thereto.

         ( c ) The  Company shall place stop transfer  orders with its transfer agent against the transfer of the Option Shares in the absence of registration under the Act or an exemption therefrom thereunder as provided herein.

         ( d ) The certificates evidencing the Option Shares shall bear the following legends substantially, as follows:

           "The shares represented by this certificate have not been registered under the Securities Act of 1933. The shares may not be sold or transferred in the absence of such registration or an exemption therefrom under said Act."

           "The shares represented by this certificate have been acquired pursuant to an option agreement dated as of
                   (Original Date), a copy of which is on file with the Company, and may not be transferred, pledged or disposed of except in accordance with the terms and conditions thereof."


        11. Subject to the terms and conditions of this Agreement, the Option may be exercised by written notice to the Company at its principal place of business. Such notice shall state the election to exercise the Option and the number of Option Shares in respect to which it is being exercised and shall be signed by the person or persons so exercising the Option. Such notice shall be accompanied by payment of the full purchase price of the Option Shares, and the Company shall issue a certificate or certificates evidencing the Option Shares as soon as practicable after the notice is received. Payment of the purchase price shall be made in cash (by certified or cashier's check payable to the order of the Company), or in shares of Commons Stock valued at the fair market value at the time of exercise (or any combination of the foregoing). The certificate or certificates evidencing the Option Shares shall be registered in the name of the person or persons so exercising the Option.

        12. No amendment or modification of the Plan shall be construed as disqualifying the Option granted under this Agreement. In the event of a conflict between the provisions of the Plan and the provisions of this Agreement, the provisions of the Plan shall in all respects be controlling.

        13. All notices, requests, deliveries, payments, demands and other communications which are required or permitted to be given under this Agreement shall be in writing and shall be either delivered personally or sent by registered or certified mail, return receipt requested, postage prepaid to the parties at their respective addresses set forth herein, or to such other address as either shall have specified by notice in writing to the other. Same shall be deemed duly given hereunder when so delivered or mailed, as the case may be.

        14. The waiver by any party hereto of a breach of any provision of this agreement shall not operate or be construed as a waiver of any other or subsequent breach.

        15. This Agreement, as controlled by the provisions of the Plan, constitutes the entire agreement between the parties with respect to the subject matter hereof.

        16. This Agreement shall inure to the benefit of and be binding upon the parties hereto and to the extent not prohibited herein, their respective heirs, successors, assigns and representatives. Nothing in this Agreement, expressed or implied, is intended to confer on any person other than the parties hereto and as provided above, their respective heirs, successors, assigns and representatives any rights, remedies, obligations or liabilities.


        17. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware.




        IN WITNESS WHEREOF, the parties hereto have signed this Agreement as of the day and year first above written.


               KIMMINS CORP.


               By:  /s/Initials
                    ----------------------------------
                    Initials


                    /s/Francis M. Williams
                    -----------------------------------
                    Francis M. Williams