Form 10-Q
period 1998-03-31
KIMMINS CORP/DE
filed 1998-07-22
CIK 811562

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                         -----------------------------------
                                      FORM 10-Q

      [Mark One]
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 1998

                                          OR

      [  ] Transition Report  Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

       For the transition period from __________________ to __________________.

                             Commission File No. 1-10489
                         -----------------------------------
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

                   1501 Second Avenue, East, Tampa, Florida  33605
                (Address of registrant's principal executive offices,
                                 including zip code)
                         -----------------------------------
        (Registrant's telephone number, including area code):  (813) 248-3878

                                    Not applicable
                         -----------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

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

                         Applicable Only to Corporate Issuers

      The number of shares of Common Stock outstanding on May 15, 1998, was 4,447,397 shares.

      The number of shares of Class B Common Stock outstanding on May 15, 1998, was 2,291,569 shares.

                                    KIMMINS CORP.

                                      FORM 10-Q

                                        INDEX


                                                                         Page
                                                                       --------
      PART I.  FINANCIAL INFORMATION

               Item 1.  Consolidated balance sheets at
                        December 31, 1997 and March 31, 1998
                        (unaudited) . . . . . . . . . . . . . . . . . . . 1 - 2

                        Consolidated statements of operations for the
                        three months ended March 31, 1997 and 1998
                        (unaudited) . . . . . . . . . . . . . . . . . . . . . 3

                        Consolidated statements of cash flows for the
                        three months ended March 31, 1997 and 1998
                        (unaudited) . . . . . . . . . . . . . . . . . . . . . 4

                        Notes to consolidated financial statements  . .  5 - 12

               Item 2.  Management's discussion and analysis of
                        financial condition and results of
                        operations  . . . . . . . . . . . . . . . . .   13 - 17

               Item 3.  Qualitative and Quantitative Disclosures
                        About Market Risk  . . . . . . . . . . . . . . . .   17


      PART II.  OTHER INFORMATION

               Item 1.  Legal proceedings . . . . . . . . . . . . . . . . .  18

               Item 2.  Changes in securities . . . . . . . . . . . . . . .  18

               Item 3.  Defaults upon senior securities . . . . . . . . . .  18

               Item 4.  Submission of matters to a vote of security holders  18

               Item 5.  Other information . . . . . . . . . . . . . . . . .  18

               Item 6.  Exhibits and reports on Form 8-K  . . . . . . . . .  18

                        Signatures  . . . . . . . . . . . . . . . . . . . .  19

                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION

      Item 1.  FINANCIAL STATEMENTS

                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                   December 31,    March 31,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)
      Current assets:
       Cash   . . . . . . . . . . . . . . . . . .  $  3,674,027  $      -
       Accounts receivable:
         Contract and trade . . . . . . . . . . .    23,627,522    22,188,818
         Affiliates . . . . . . . . . . . . . . .       104,658        55,696
         Costs and estimated earnings in
          excess of billings on uncompleted
          contracts . . . . . . . . . . . . . . .     5,434,123    10,154,683
         Income tax refund receivable . . . . . .       247,561        81,421
         Deferred income tax  . . . . . . . . . .     1,980,148     1,980,148
         Property held for sale . . . . . . . . .       733,658       410,681
         Other current assets . . . . . . . . . .       484,756       806,306
                                                   ------------- -------------
           Total current assets   . . . . . . . .    36,286,453    35,677,753
                                                   ------------- -------------

      Property and equipment, net . . . . . . . .    72,775,007    70,437,800
      Property held for sale  . . . . . . . . . .     3,312,397     3,339,503
      Intangible assets . . . . . . . . . . . . .       606,975       584,700
      Non-current portion of costs and estimated
       earnings in excess of billings on
       uncompleted contracts  . . . . . . . . . .     9,130,090     9,130,090
      Accounts receivable - affiliates  . . . . .       900,000       900,000
      Note receivable - affiliates  . . . . . . .         -             -
      Investment in Apartments  . . . . . . . . .     5,862,067     5,711,584
      Investment in Cumberland Technologies, Inc.     4,991,956     5,046,896
      Other assets, net . . . . . . . . . . . . .     1,151,045     1,137,795
                                                   ------------- -------------
                                                   $135,015,990  $131,966,121
                                                   ============= =============

                               See accompanying notes.

                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31,    March 31,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)

      Current liabilities:

       Accounts payable - trade   . . . . . . . .  $ 19,332,517  $ 19,577,773
       Accrued expenses   . . . . . . . . . . . .     7,793,596     8,543,235
       Billings in excess of costs and estimated
         earnings on uncompleted contracts  . . .     4,583,533     1,514,901
       Current portion of long-term debt  . . . .    17,385,838    17,124,178
       Current portion of Employee Stock
         Ownership Plan Trust debt  . . . . . . .       480,000       480,000
                                                   ------------- -------------
             Total current liabilities  . . . . .    49,575,484    47,240,087
                                                   ------------- -------------

      Long-term debt  . . . . . . . . . . . . . .    68,660,873    66,651,700
      Employee Stock Ownership Plan Trust debt  .       960,000       840,000
      Deferred income taxes . . . . . . . . . . .     3,527,480     3,527,480
      Minority interest in subsidiary . . . . . .     2,898,777     2,956,823
      Commitments and contingencies . . . . . . .         -             -

      Stockholders' equity:
       Preferred stock, $.001 par value;
         1,000,000 shares authorized, none issued
         and outstanding  . . . . . . . . . . . .         -             -
       Common stock, $.001 par value; 32,500,000
         shares authorized; 4,447,397 shares
         issued and outstanding . . . . . . . . .         4,447         4,447
       Class B common stock, $.001 par value;
         10,000,000 shares authorized; 2,291,569
         shares issued and outstanding  . . . . .         2,292         2,292
       Capital in excess of par value   . . . . .    18,730,173    18,730,173
       Retained earnings (deficit)  . . . . . . .    (7,290,073)   (6,053,418)
       Unearned employee compensation from
         Employee Stock Ownership Plan Trust  . .    (1,320,000)   (1,200,000)
                                                   ------------- -------------
                                                     10,126,839    11,483,494
       Less treasury stock, at cost (73,828 and
         150,428 shares at December 31, 1997, and
         March 31, 1998, respectively)  . . . . .      (733,463)     (733,463)
                                                   ------------- -------------
             Total stockholders' equity   . . . .     9,393,376    10,750,031
                                                   ------------- -------------
                                                   $135,015,990  $131,966,121
                                                   ============= =============

                               See accompanying notes.

                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)
      Revenue:
       Gross revenue  . . . . . . . . . . . . . .  $ 33,850,378  $ 33,192,751
       Outside services, at cost  . . . . . . . .    (4,868,404)   (2,568,179)
                                                   ------------- -------------
       Net revenue  . . . . . . . . . . . . . . .    28,981,974    30,624,572

      Costs and expenses:
       Cost of revenue earned   . . . . . . . . .    23,937,943    24,315,955
       Selling, general and administrative
         expenses . . . . . . . . . . . . . . . .     3,296,613     2,903,516
                                                   ------------- -------------

      Operating income  . . . . . . . . . . . . .     1,747,418     3,405,101

      Minority interest in net income of
       subsidiary   . . . . . . . . . . . . . . .        (5,325)      (58,046)

      Interest expense, net . . . . . . . . . . .      (829,396)   (1,909,235)
                                                   ------------- -------------

      Income before provision for income taxes  .       912,697     1,437,820

      Provision for income taxes  . . . . . . . .        93,346       201,165
                                                   ------------- -------------

      Net income  . . . . . . . . . . . . . . . .  $    819,351  $  1,236,655
                                                   ============= =============

      Share Data:

      Basic income per share  . . . . . . . . . .  $        .19  $        .29
                                                   ============= =============
      Diluted income per share  . . . . . . . . .  $        .19  $        .28
                                                   ============= =============

      Weighted average number of shares
       outstanding used in computations:

         Basic  . . . . . . . . . . . . . . . . .     4,358,768     4,296,969
                                                   ============= =============
         Diluted  . . . . . . . . . . . . . . . .     4,358,768     4,435,324
                                                   ============= =============

                               See accompanying notes.

                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three months ended
                                                            March 31,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)
      Cash flows from operating activities:
       Net income   . . . . . . . . . . . . . .    $    819,351  $  1,236,655
       Adjustments to reconcile net income to net
         cash used by operating activities:
          Depreciation and amortization . . . . .     1,899,025     3,303,606
          (Gain) loss on disposal of property and
            equipment   . . . . . . . . . . . . .          (772)       15,379
          Equity in losses of investment  . . . .        81,710       (46,213)
          Minority interest in net income (loss)
           of subsidiary  . . . . . . . . . . . .         5,325        58,046
          Unearned employee compensation from
           Employee Stock Ownership Plan Trust  .       120,000       120,000
          Changes in operating assets and
          liabilities:
           Accounts receivable  . . . . . . . . .    (3,557,158)    1,487,666
           Costs and estimated earnings in excess
            of billings on uncompleted
            contracts   . . . . . . . . . . . . .    (2,468,407)   (4,720,560)
           Income tax refund receivable   . . . .       103,168       166,140
           Other assets   . . . . . . . . . . . .      (468,741)     (313,796)
           Accounts payable   . . . . . . . . . .       650,294       245,256
           Accrued expenses   . . . . . . . . . .     1,111,305       749,639
           Billings in excess of costs and
            estimated earnings on uncompleted
            contracts   . . . . . . . . . . . . .       367,395    (3,068,632)
                                                   ------------- -------------
              Total adjustments . . . . . . . . .    (2,156,856)   (2,003,469)
                                                   ------------- -------------
      Net cash used by operating activities . . .    (1,337,505)     (766,814)
                                                   ------------- -------------



                               See accompanying notes.

                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)

                                                       Three months ended
                                                            March 31,
                                                   ---------------------------

                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)
      Cash flows from investing activities:
       Capital expenditures   . . . . . . . . . .   (15,860,062)   (1,277,267)
       Proceeds from sale of property and
         equipment  . . . . . . . . . . . . . . .        20,500       760,887
                                                   ------------- -------------
      Net cash used by investing activities . . .   (15,839,562)     (516,380)
                                                   ------------- -------------
      Cash flows from financing activities:
       Proceeds from long-term debt   . . . . . .    26,042,454     3,235,055
       Repayments of long-term debt   . . . . . .    (9,045,135)   (5,505,888)
       Repayments of Employee Stock Ownership
         Plan Trust debt  . . . . . . . . . . . .      (120,000)     (120,000)
       Purchase of treasury stock   . . . . . . .       (77,102)        -
                                                   ------------- -------------
      Net cash provided by financing activities .    16,800,217    (2,390,833)
                                                   ------------- -------------
      Net decrease in cash  . . . . . . . . . . .      (376,850)   (3,674,027)
      Cash, beginning of period . . . . . . . . .       968,638     3,674,027
                                                   ------------- -------------
      Cash, end of period . . . . . . . . . . . .  $    591,788  $      -
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

          Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1997, included in the Company's Form 10-K dated December 31, 1997, as filed with the United States Securities and Exchange Commission.

          Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

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

          Intangible assets. Intangible assets consist principally of the excess of costs over fair market value of the net assets of the acquired solid waste management business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years. Amortization expense was approximately $34,000 and $22,000 for the three months ended March 31, 1997 and 1998, respectively. Accumulated amortization was approximately $245,000 and $267,000 at December 31, 1997 and March 31, 1998, respectively.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization   and  summary   of   significant   accounting  policies
          (continued)

          Other assets. Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1996 and 1997, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $51,000 and $70,000 for the three months ended March 31, 1997 and 1998, respectively. Accumulated amortization was $909,000 and $979,000 at December 31, 1997, and March 31, 1998, respectively.

          Investments. The Company's 30 percent investment in Cumberland Technologies, Inc. ("Cumberland") and 49 percent investment in Summerbreeze Apartments, Ltd., and Sunshadow Apartments Ltd. (the "Apartments") are accounted for using the equity method of accounting.

          Earnings per share - Net income (loss) per share is computed based on the weighted average number of shares of capital stock and stock options outstanding. Diluted earnings per share includes unexercised stock options assuming an average stock price. The convertible subordinated debt was not included in the computations because the assumed conversion would be antidilutive.

      2.  Costs and estimated earnings on uncompleted contracts

                                                   December 31,    March 31,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)

          Expenditures on uncompleted contracts .  $115,708,567  $113,617,244
          Estimated earnings on uncompleted
           contracts  . . . . . . . . . . . . . .     6,141,672     8,985,844
                                                   ------------- -------------
          Less actual and allowable billings on     121,850,239   122,603,088
           uncompleted contracts  . . . . . . . .   111,869,559   104,833,217
                                                   ------------- -------------
                                                   $  9,980,680  $ 17,769,871
                                                   ============= =============
          Costs and estimated earnings in excess
           of billings on uncompleted contracts    $ 14,564,213  $ 19,284,773
          Billings in excess of costs and
           estimated earnings on uncompleted
           contracts  . . . . . . . . . . . . . .    (4,583,533)   (1,514,902)
                                                   ------------- -------------
                                                   $  9,980,680  $ 17,769,871
                                                   ============= =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      2.  Costs and estimated earnings on uncompleted contracts (continued)

          As of December 31, 1997, and March 31, 1998, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of $12,000,000 and $12,000,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 1997, and March 31, 1998, that are not expected to be collected within twelve months are classified as non-current assets.

      3.  Property held for sale

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

          In addition, as a result of management's review of the Company's various regional solid waste operating facilities, a decision was made to dispose of less profitable operating assets. The Company's TransCor subsidiary sold its residential solid waste services contract with St. Lucie County to a competitor and ceased operations at its Lantana, Florida, facility. The Lantana and St. Lucie facilities contributed losses of approximately $1,111,000 and $476,000, respectively, of the $2,184,000 operating loss of TransCor for the year ended December 31, 1997. The Company wrote off intangible assets of $183,000 associated with contracts that were sold. Also, in accordance with SFAS No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," TransCor wrote down certain land and buildings that management believed had carrying amounts higher than their fair market value, resulting in a $590,000 impairment loss.

          TransCor's impairment loss of $590,000 was calculated by comparing the carrying amount of impaired assets of approximately $2,834,000 with recent offers on the properties held for sale. The $590,000 impairment loss is included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 1997. The land and buildings that were impaired at December 31, 1997, and have executed agreements for sale are expected to be sold during 1998 and, accordingly, the carrying value of these assets of approximately $734,000, which is net of the related impairment loss of $90,000, is classified as a current asset under the caption "Property Held for Sale" in this consolidated balance sheet.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      4.  Property and equipment, net

                                                   December 31,    March 31,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)

          Land  . . . . . . . . . . . . . . . . .  $  4,323,053  $  4,323,053
          Buildings and improvements  . . . . . .     6,235,460     6,253,660
          Construction and recycling equipment  .    88,085,391    86,765,853
          Furniture and fixtures  . . . . . . . .     1,503,217     1,537,712
          Construction in progress  . . . . . . .        48,419       112,845
                                                   ------------- -------------
                                                    100,195,540    98,993,123
          Less accumulated depreciation . . . . .   (27,420,533)  (28,555,323)
                                                   ------------- -------------
                                                   $ 72,775,007  $ 70,437,800
                                                   ============= =============

          Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to thirty years. Depreciation expense was $1,773,000 and $3,069,000 for the three months ended March 31, 1997 and 1998, respectively.

          On May 31, 1998, TransCor sold its Jacksonville area waste collection and recycling operations assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash, which exceeded the carrying value of the underlying assets.

      5.  Investment in Cumberland Technologies, Inc. and the Apartments

          On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock of Cumberland in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. At May 31,1998, the market value of the Cumberland common stock held by the Company was approximately $5,010,000.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      5. Investment in Cumberland Technologies, Inc. and the Apartments (continued)

          The following is a summary of the financial position at March 31, 1998, and results of operations of Cumberland for the three-month period ending March 31, 1998:
                                                                   March 31,
                                                                      1998
                                                                 -------------
                                                                  (unaudited)

          Cash and cash equivalents . . . . . . . . . . . . . .  $  1,804,000
          Investments . . . . . . . . . . . . . . . . . . . . .     6,469,000
          Accounts receivable - trade, net  . . . . . . . . . .     1,307,000
          Intangibles . . . . . . . . . . . . . . . . . . . . .     1,681,000
          Other . . . . . . . . . . . . . . . . . . . . . . . .     4,060,000
                                                                 -------------
           Total assets   . . . . . . . . . . . . . . . . . . .  $ 15,321,000
                                                                 =============

          Policy liabilities and accruals . . . . . . . . . . .  $  5,180,000
          Long-term debt  . . . . . . . . . . . . . . . . . . .     1,419,000
          Other . . . . . . . . . . . . . . . . . . . . . . . .     2,713,000
                                                                 -------------
           Total liabilities  . . . . . . . . . . . . . . . . .  $  9,312,000

          Stockholders' equity  . . . . . . . . . . . . . . . .     6,009,000
                                                                 -------------

           Total liabilities and stockholders' equity   . . . .  $ 15,321,000
                                                                 =============

          Cumberland's operating results included revenue of $1,738,000 and a net income of $320,000 during the three-month period ending March 31, 1998. The Company's equity in this net income amounted to approximately $96,000. In addition, approximately $41,000 of amortization expense was recorded by the Company related to the investment during the three months ended March 31, 1998. Accumulated amortization was approximately $165,000 and $206,000 at December 31, 1997, and March 31, 1998,
      respectively.

          On October 22, 1997, the Company contributed its note receivable in an amount of approximately $3,851,000 from the Apartments and other receivables of $3,059,000 for a non-controlling 49 percent preferred limited partnership interest in the Apartments and a receivable of $900,000 from the Apartments. The amount of $12,066,000 in excess of the underlying equity was attributed to goodwill and is being amortized over thirty years. The Company will be allocated 49 percent of operating income, losses and cash flow. The preference in the Company's equity interest in the Apartments occurs upon the sale of the underlying partnership properties. Upon the occurrence of a capital transaction, the Company would receive cash flows from the sale or refinancing of the Apartments' assets equal to its capital contribution prior to any other partner receiving any proceeds. The Company accounts for its investment in the Apartments using the equity method.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      5. Investment in Cumberland Technologies, Inc. and the Apartments (continued)

          During the quarter ended March 31, 1998, the Apartments recognized revenue of $1,116,000 and a net loss of 102,000. The Company has recorded its 49 percent share of the net results of operations. In addition, approximately $101,000 of amortization expense was recorded by the Company related to the investments in the Apartments. At March 31, 1998, the Company's balance in its total investment in the Apartments was approximately $6,612,000, of which $900,000 is classified as an "accounts receivable - affiliate."

          The following is a summary of the financial position of the Apartments at March 31, 1998:

                                                                     Total
                                                                   Investment
                                                                 -------------

          Cash and cash equivalents . . . . . . . . . . . . . .  $     85,000
          Accounts receivable - affiliate . . . . . . . . . . .       980,000
          Land  . . . . . . . . . . . . . . . . . . . . . . . .     3,800,000
          Buildings, capitalized construction interest,
           furniture and equipment, net   . . . . . . . . . . .    16,977,000
          Other . . . . . . . . . . . . . . . . . . . . . . . .       760,000
                                                                 -------------
           Total assets   . . . . . . . . . . . . . . . . . . .  $ 22,602,000
                                                                 =============

          Accounts payable and accrued expenses . . . . . . . .  $    888,000
          Accounts payable to affiliates  . . . . . . . . . . .     1,686,000
          Mortgage loan payable . . . . . . . . . . . . . . . .    21,099,000
          Note payable to partner - Francis M. Williams . . . .     2,860,000
                                                                 -------------
           Total liabilities  . . . . . . . . . . . . . . . . .    26,533,000
          Partners' deficit . . . . . . . . . . . . . . . . . .    (3,931,000)
                                                                 -------------
           Total liabilities and partners' deficit  . . . . . .  $ 22,602,000
                                                                 =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      6.  Long-term debt

                                                   December 31,    March 31,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)

          Notes payable, principal and interest
          payable in monthly installments through
          March 1, 2003, interest at varying rates
          up to 10 percent, collateralized by
          equipment . . . . . . . . . . . . . . .  $ 63,076,321  $ 61,888,996

          Revolving term bank line of credit,
          $2,974,000 ($4,424,000 during 1997)
          maximum, due July 31, 1999, interest
          payable monthly at lender's base rate
          plus .5 percent, permanent quarterly
          principal reductions of $250,000 began
          on July 1, 1997 . . . . . . . . . . . .     4,235,377     1,939,002

          Revolving term line of credit,
          $16,000,000 ($16,000,000 during 1997)
          maximum, due February 26, 1999, interest
          payable monthly at lender's base rate of
          LIBOR plus 2.5 percent, collateralized
          by equipment  . . . . . . . . . . . . .    12,200,000    13,700,000

          Mortgage notes, principal and interest
          payable in monthly installments through
          August 1, 2010, interest at varying
          rates up to prime plus 1.75 percent,
          collateralized by land and buildings  .     6,535,013     6,247,880
                                                   ------------- -------------
                                                     86,046,711    83,775,878
       Less current portion   . . . . . . . . . .    17,385,838    17,124,178
                                                   ------------- -------------
                                                   $ 68,660,873  $ 66,651,700
                                                   ============= =============

          At March 31, 1998, there was approximately $935,000 of borrowings available under the revolving term bank line of credit. The Company was also contingently liable for letters of credit in the amount of approximately $2,526,000 at March 31, 1998.

          The revolving term bank line of $1,939,000 and the letter of credit facility of $2,526,000 are secured by a pledge of all of the stock of the Company's subsidiaries, and substantially all of the unsecured assets of Kimmins. The use of funds under these lines is limited among certain subsidiaries, and repayment is guaranteed by Cumberland.

          The revolving term line of credit of $16,000,000 is secured by a pledge of the trade receivables of Kimmins Contracting Corp.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      6.  Long-term debt (continued)

          The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000 and net income of not less than $1,500,000. In addition, the covenants prohibit the Company from paying dividends without lender approval. Specifically regarding the revolving term bank line of credit for $1,939,000, the Company did not meet the tangible net worth and net income requirements under the credit agreement with the bank. The Company has obtained waivers for the financial covenants for all measurement periods during the year ended December 31, 1998.

          During 1997, Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of the Company, entered into four separate debt agreements. KCC converted equipment previously rented under operating leases into equipment notes of approximately $13,041,000 in February 1997 and $28,590,000 in November 1997 under terms similar to the Company's other equipment notes outstanding. In addition, KCC obtained an $11,000,000 working capital loan, of which $7,000,000 was used to reduce the Company's outstanding revolving term bank line of credit during March 1997. In November 1997, KCC increased the working capital loan from $11,000,000 to $16,000,000. As of March 31, 1998, KCC had drawn
      $13,700,000 on the line of credit.

          The above equipment notes and the working capital loan agreements contain certain covenants, the most restrictive of which require maintenance of a total liabilities to adjusted net worth ratio of 8.0 to
      1.0 and a current ratio of 1.5 to 1.0. Regarding the revolving term line of credit for $13,700,000 and outstanding equipment notes for approximately $40,900,000, KCC and the Company, as guarantor, did not meet the total liability to net worth ratio, current ratio or net income requirements under the credit and note agreements. The equipment notes and working capital loan are guaranteed by the Company and require the Company to maintain a debt to equity ratio not exceeding 6.5 to 1 and a current ratio of not less than 1.2 to 1. The Company and KCC have obtained waivers of these financial covenants for all measurement periods during the year ended December 31, 1998. In addition, the Company received a modification of the covenants for the year ended December 31, 1998, with which the Company believes it is in compliance with.

          Included in the notes payment of approximately $61,831,000 are equipment notes of TransCor for $5,700,000 that are due in July 1998. TransCor has executed a commitment agreement that refinances the $5,700,000 until January 1, 2000. The $5,700,000 is classified as long-term debt as of March 31, 1998.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      7.  Earnings per share

          As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                     Quarter ended March 31,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
          Numerator:

          Net income  . . . . . . . . . . . . . .  $    819,351  $  1,236,655
          Adjustment for basic earnings
           per share  . . . . . . . . . . . . . .             0             0
                                                   ------------- -------------
          Numerator for basic earnings per
           share - income available to common
           stockholders   . . . . . . . . . . . .       819,351     1,236,655
          Effect of dilutive securities . . . . .             0             0
                                                   ------------- -------------
          Numerator for diluted earnings per
           share - income available to common
           stockholders after assumed
           conversions  . . . . . . . . . . . . .  $    819,351  $  1,236,655
                                                   ============= =============
          Denominator:

          Denominator for basic earnings per
           share - weighted-average shares . . . $ 4,358,768 $ 4,296,969 Effective of dilutive securities:
          Stock options . . . . . . . . . . . . .             0       138,355
          Dilutive potential common shares  . . .             0             0
                                                   ------------- -------------
          Denominator for diluted earnings per
           share - adjusted weighted-average
           shares and assumed conversions   . . .  $  4,358,768  $  4,435,324
                                                   ============= =============


          Basic earnings per share  . . . . . . .  $        .19  $        .29
                                                   ============= =============
          Diluted earnings per share  . . . . . .  $        .19  $        .28
                                                   ============= =============

          Unexercised options to purchase 154,075 shares of common stock for 1997 were not included in the computations of diluted income per share because the assumed conversion would be antidilutive.

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      8.  Subsequent event

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

                                RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

          Net revenue for the three months ended March 31, 1998, increased by 6 percent to $30,625,000 from $28,982,000 for the three months ended March 31, 1997. The increase is due primarily to the growth of the Company's utility contracting services ($4,481,000 increase in net revenue). This increase offsets certain decreases in the Company's solid waste management segment ($1,531,000 increase in net revenue), remediation services ($1,355,000 decrease in net revenue), and demolitions services ($225,000 decrease in net revenue). In addition, other services increased net revenues by $273,000.

          Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 8 percent for the first quarter of 1998 from 17 percent for the same period in 1997. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a lesser extent during 1998 than 1997 due to the specific contracts in progress and the associated work requirements.

          Cost of revenue earned, as a percentage of net revenue, for the first quarter of 1998 decreased to 79 percent from 83 percent for the same period in 1997. As a result, the gross profit for the first quarter of 1998 was $6,309,000 (21 percent of net revenue) compared to $5,044,000 (17 percent of net revenue) for the first quarter of 1996. The increase in the dollar amount and percentage of gross margin is primarily associated with the growth of the Company's utility contracting services ($1,279,000 increase in gross profit) and additionally from remediation services ($126,000 increase in gross profit), industrial demolition services ($232,000 increase in gross profit), and asbestos abatement services ($134,000 increase in gross profit). This increase offsets certain decreases in the Company's solid waste management services ($506,000 decrease in gross profit).

          During the three months ended March 31, 1998, selling, general and administrative expenses decreased to $2,904,000 (10 percent of net revenue) from $3,297,000 (11 percent of net revenue) for the three months ended March 31, 1997. The dollar and percentage decrease is primarily a result of management's efforts to contain and reduce administration and overhead costs.

          Minority interest in net income of subsidiary was $58,000 for the three months ended March 31, 1998, compared to minority interest in net income of subsidiary of $5,000 during the same period in 1997. The minority interest in net income of the subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The increase in TransCor's earnings between years is attributable to reduced administration and overhead costs at certain solid waste management facilities, especially the headquarters office.

          Interest expense, net of interest income, increased to $1,909,000 during the three months ended March 31, 1998, compared to $829,000 for the three months ended March 31, 1997. The increase is primarily attributable to increases in average borrowings during 1997 from the acquisition of equipment used in the specialty contracting segment of approximately $40,000,000, most of which was acquired in the fourth quarter of 1997.

          As a result of the foregoing, income before provision for income taxes for the three months ended March 31, 1998, was $1,438,000 (5 percent of net revenue) compared to net income before provision for taxes of $913,000 (3 percent of net revenue) during the same period in 1997.

          The Company's effective tax rate was 14.0 percent for the three months ended March 31, 1998, compared to a rate of 10.2 percent for 1997 tax benefits. The lower than statutory effective tax rate was primarily due to the net operating loss generated by the Company during 1997 and the resulting tax benefits from credit and loss carryforwards. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2012; however, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of approximately $2,801,000 was recognized during 1997. Included in the tax benefit, the Company has approximately $697,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

          As a result of the foregoing, the Company incurred net income for the three months ended March 31, 1998, was $1,237,000 (4 percent of net revenue) as compared with net income of $819,000 (3 percent of net revenue) for the same period during 1997.

                           LIQUIDITY AND CAPITAL RESOURCES

          Cash used by operating activities was $767,000 and $5,737,000 during the three months ended March 31, 1997 and 1998, respectively. Cash provided by the Company's solid waste management services segment approximated $628,000 and $2,585,000 for the three months ended March 31, 1997 and 1998, respectively. Cash used by the Company's specialty contracting segment approximated $1,965,000 and $3,352,000, respectively. Cash was provided by the solid waste management services operations during the first quarter of 1998 at expected levels. Cash was used in the specialty contracting operations during the first quarter of 1998 due to the decrease in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts associated with the increase in revenue and significant losses on the earthmoving contracts.

          The Company had capital expenditures during the three months ended March 31, 1997 and 1998 of $15,860,000 and $1,277,000, respectively. The
      1997 capital expenditures were primarily related to the conversion of approximately $13,000,000 of construction equipment utilized in the Company's specialty contracting operations, which was previously rented under operating leases. Future capital expenditures will be financed by available cash resources, cash flow from operations, and available credit resources, as needed.

          During 1998 the Company generated cash from financing activities of $2,391,000. Borrowings in 1998 related primarily to the acquisition of approximately $3,000,000 of equipment. This equipment note requires periodic payments through February 2004. In addition, on February 26, 1997, the Company, through its Kimmins Contracting Corp. subsidiary, entered into a credit agreement with a financial institution that provides for unrestricted borrowings up to $11,000,000, of which $7,000,000 was used to reduce the Company's outstanding revolving term bank line of credit during March 1997. Borrowings on this facility are due in February 1999. The credit agreement was increased to $16,000,000 in November 1997; and, as of March 31, 1998, borrowings were $13,700,000.

          The Company's ratio of debt to equity was 9.16:1.00 and 7.79:1.00 at December 31, 1997, and March 31, 1998, respectively. The decrease in debt is primarily due to the debt paydowns exceeding new debt and an increase in equity resulting from net income generated in the first quarter.

          During the three months ended March 31, 1997 and 1998, the Company's average contract and trade receivables less retainage were outstanding for 53 and 49 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payables.

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

          At  December 31, 1997, and March 31, 1998, $1,076,000 and $1,084,000,
      respectively, of the combined accounts receivable - affiliates and note receivable - affiliates are due from affiliates of the Company's President. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

          The Company's current bonding capacity for qualification purposes is $60 million for an individual project ($120 million aggregate). Historically, the Company has obtained bonding coverage in amounts up to $53,000,000. However, bonding coverage is not guaranteed on projects up to the above limits because each project has its own distinct and separate bond requirements and it is customary for surety bonding companies to underwrite each surety obligation individually. Management believes that bonding coverages are adequate for the size and scope of projects being performed.

      New Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company adopted the provisions of Statement 128 No. effective December 31, 1997. All earnings per share accounts for all periods presented have been restated to conform to the Statement No. 128 requirements.

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

          The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities. Start-up costs are defined broadly in the SOP as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up costs, including organizational costs, should be expensed as incurred under the new SOP. The SOP would be effective for most entities for fiscal years beginning after December 15, 1998. The SOP will require the Company, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. Therefore, in the first quarter of 1999, the Company may have to write off the remaining unamortized balance of contract start-up costs of approximately $330,000 at December 31, 1998.

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

          The majority of software used by the Company is licensed from various software providers who are currently updating our programs to be Year 2000 compliant. In-house developed programs comprise a small portion of the total software utilized, and the majority of these programs are believed to be Year 2000 compliant.

          The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating system. The Company believes, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

          The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

          Not required pursuant to Item 305, General Instruction 1

                             PART II - OTHER INFORMATION

      Item 1.  Legal proceedings

               None

      Item 2.  Changes in securities

               None

      Item 3.  Defaults upon senior securities

               None

      Item 4.  Submission of matters to a vote of security holders

               None

      Item 5.  Other information

               Effective with the close of business on June 10, 1998, TransCor's stock was delisted from the Nasdaq National Market because TransCor could not satisfy the market value public float requirement and was delinquent in filing its 1997 Form 10-K and this 1998 first quarter Form 10-Q. TransCor is in the processing of reapplying to Nasdaq to transfer its listing to the Nasdaq SmallCap Market.

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

                                       KIMMINS CORP.




                                       By:  /S/ FRANCIS M. WILLIAMS
                                            -------------------------
                                            Francis M. Williams
                                            President and Chief
                                            Executive Officer

      July 22, 1998


          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 22, 1998.



      Date:    July 22, 1998                 /S/ FRANCIS M. WILLIAMS
            -------------------              ------------------------------
                                             Francis M. Williams
                                             President and Chief
                                             Executive Officer
                                            (Principle Executive Officer)



      Date:    July 22, 1998                 /S/ NORMAN S. DOMINIAK
            -------------------              ------------------------------
                                             Norman S. Dominiak
                                             Vice President and
                                             Chief Financial Officer
                                             (Principle Accounting and
                                             Financial Officer)