Form 10-Q
period 1998-06-30
KIMMINS CORP/DE
filed 1998-08-19
CIK 811562

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                         -----------------------------------
                                      FORM 10-Q

      [Mark One]
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended June 30, 1998

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

                         Applicable Only to Corporate Issuers

                 The number of shares of Common Stock outstanding on
                        August 14, 1998, was 4,447,397 shares.

             The number of shares of Class B Common Stock outstanding on
                        August 14, 1998, was 2,291,569 shares.


                                    KIMMINS CORP.

                                      FORM 10-Q

                                        INDEX


                                                                         Page
                                                                       --------
      PART I.  FINANCIAL INFORMATION

               Item 1.  Consolidated balance sheets at
                         December 31, 1997 and June 30, 1998
                         (unaudited)  . . . . . . . . . . . . . . . . . . 1 - 2

                        Consolidated statements of operations for the
                         three and six months ended June 30, 1997
                         and 1998 (unaudited) . . . . . . . . . . . . . . 3 - 4

                        Consolidated statements of cash flows for the
                         six months ended June 30, 1997 and 1998
                         (unaudited)  . . . . . . . . . . . . . . . . . . . . 5

                        Notes to consolidated financial statements  . .  6 - 17

               Item 2.  Management's discussion and analysis of
                         financial condition and results of
                         operations . . . . . . . . . . . . . . . . .   18 - 25

               Item 3.  Qualitative and quantitative disclosures
                         about market risk  . . . . . . . . . . . . . . . .  25


      PART II.  OTHER INFORMATION

               Item 1.  Legal proceedings . . . . . . . . . . . . . . . . .  26

               Item 2.  Changes in securities . . . . . . . . . . . . . . .  26

               Item 3.  Defaults upon senior securities . . . . . . . . . .  26

               Item 4.  Submission of matters to a vote of security holders  26

               Item 5.  Other information . . . . . . . . . . . . . . . . .  26

               Item 6.  Exhibits and reports on Form 8-K  . . . . . . . . .  26

                        Signatures  . . . . . . . . . . . . . . . . . . . .  27


                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION

      Item 1.  FINANCIAL STATEMENTS

                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                   December 31,     June 30,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)
      Current assets:
       Cash   . . . . . . . . . . . . . . . . . .  $  3,674,027  $  5,174,385
       Accounts receivable:
         Contract and trade . . . . . . . . . . .    19,906,358    19,021,527
         Affiliates . . . . . . . . . . . . . . .        19,628        85,429
       Costs and estimated earnings in excess
         of billings on uncompleted contracts . .     5,434,123    10,768,168
       Income tax refund receivable   . . . . . .       247,561         -
       Deferred income tax  . . . . . . . . . . .     1,980,148     1,980,148
       Property held for sale   . . . . . . . . .       410,681       475,681
       Other current assets   . . . . . . . . . .       347,510       369,087
       Net assets of discontinued solid
         waste management operations  . . . . . .     7,265,280     4,696,613
                                                   ------------- -------------
            Total current assets  . . . . . . . .    39,285,316    42,571,038
                                                   ------------- -------------

      Property and equipment, net . . . . . . . .    48,028,010    48,097,751
      Property held for sale  . . . . . . . . . .     1,800,000     1,800,000
      Non-current portion of costs and estimated
       earnings in excess of billings on
       uncompleted contracts  . . . . . . . . . .     9,130,090     9,130,090
      Accounts receivable - affiliates  . . . . .       900,000       900,000
      Investment in Apartments  . . . . . . . . .     5,862,067     5,569,585
      Investment in Cumberland Technologies,
       Inc.   . . . . . . . . . . . . . . . . . .     4,991,956     5,103,568
      Other assets, net . . . . . . . . . . . . .         8,840       613,209
                                                   ------------- -------------
            Total assets  . . . . . . . . . . . .  $110,006,279  $113,785,241
                                                   ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.


                                    KIMMINS CORP.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31,     June 30,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)

      Current liabilities:
       Accounts payable - trade   . . . . . . . .  $ 15,583,606  $ 16,602,368
       Income tax payable   . . . . . . . . . . .         -         1,277,723
       Accrued expenses   . . . . . . . . . . . .     5,584,209     5,618,804
       Billings in excess of costs and estimated
         earnings on uncompleted contracts  . . .     4,583,533       869,030
       Current portion of long-term debt  . . . .    12,723,528    12,008,340
       Current portion of Employee Stock
         Ownership Plan Trust debt  . . . . . . .       480,000       480,000
                                                   ------------- -------------
            Total current liabilities   . . . . .    38,954,876    36,856,265
                                                   ------------- -------------

      Long-term debt  . . . . . . . . . . . . . .    54,271,770    54,680,235
      Employee Stock Ownership Plan Trust debt  .       960,000       703,063
      Deferred income taxes . . . . . . . . . . .     3,527,480     3,527,480
      Minority interest in subsidiary . . . . . .     2,898,777     3,803,922
      Commitments and contingencies . . . . . . .         -             -

      Stockholders' equity:
       Preferred stock, $.001 par value;
         1,000,000 shares authorized, none issued
         and outstanding  . . . . . . . . . . . .         -             -
       Common stock, $.001 par value; 32,500,000
         shares authorized; 4,447,397 shares
         issued and outstanding . . . . . . . . .         4,447         4,447
       Class B common stock, $.001 par value;
         10,000,000 shares authorized; 2,291,569
         shares issued and outstanding  . . . . .         2,292         2,292
       Capital in excess of par value   . . . . .    18,730,173    18,730,173
       Retained earnings  . . . . . . . . . . . .    (7,290,073)   (2,709,173)
       Unearned employee compensation from
         Employee Stock Ownership Plan Trust  . .    (1,320,000)   (1,080,000)
                                                   ------------- -------------
       Less treasury stock, at cost (150,428         10,126,839    14,947,739
         shares)  . . . . . . . . . . . . . . . .      (733,463)     (733,463)
                                                   ------------- -------------
            Total stockholders' equity  . . . . .     9,393,376    14,214,276
                                                   ------------- -------------
            Total liabilities and stockholders'    $110,006,279  $113,785,241
              equity  . . . . . . . . . . . . . .  ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.


                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three months ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)
      Revenue . . . . . . . . . . . . . . . . . .
       Gross revenue  . . . . . . . . . . . . . .  $ 28,664,080  $ 23,542,042
       Outside services, at cost  . . . . . . . .    (5,753,102)   (2,312,056)
                                                   ------------- -------------
       Net revenue  . . . . . . . . . . . . . . .    22,910,978    21,229,986

      Costs and Expenses:
       Cost of revenue earned   . . . . . . . . .    18,877,786    17,268,747
       Selling, general, and administrative
         expenses . . . . . . . . . . . . . . . .     1,537,709     2,084,593
                                                   ------------- -------------

      Operating income  . . . . . . . . . . . . .     2,495,483     1,876,646

      Minority interest in net (income) loss of
       subsidiary   . . . . . . . . . . . . . . .        40,224      (847,099)

      Interest expense, net . . . . . . . . . . .      (867,614)   (1,468,542)
                                                   ------------- -------------

      Income (loss) from continuing operations
       before provision for income taxes  . . . .     1,668,093      (438,995)

      Provision for income taxes (benefit)  . . .       380,107      (692,196)
                                                   ------------- -------------
      Income from continuing operations . . . . .     1,287,986       253,201

      Discontinued operations:
       Income (loss) from discontinued solid
         waste division (net of tax provision of
         ($263,286) and $2,051,315 in 1997 and
         1998, respectively)  . . . . . . . . . .      (411,804)    3,091,044
                                                   ------------- -------------

      Net income  . . . . . . . . . . . . . . . .  $    876,182  $  3,344,245
                                                   ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.


                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (continued)


                                                   Three months ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)
      Share data:
       Basic income per share from continuing
         operations . . . . . . . . . . . . . . .  $        .30  $        .06
                                                   ============= =============
       Diluted income per share from continuing
         operations . . . . . . . . . . . . . . .  $        .30  $        .06
                                                   ============= =============

       Basic income (loss) per share from
         discontinued operations  . . . . . . . .  $       (.10) $        .72
                                                   ============= =============
       Diluted income (loss) per share from
         discontinued operations  . . . . . . . .  $       (.10) $        .71
                                                   ============= =============

       Total basic income (loss) per share  . . .  $        .20  $        .78
                                                   ============= =============
       Total diluted income (loss) per share  . .  $        .20  $        .77
                                                   ============= =============

      Weighted average number of shares
       outstanding used in computations:
          Basic   . . . . . . . . . . . . . . . .     4,322,134     4,296,969
                                                   ============= =============
          Diluted   . . . . . . . . . . . . . . .     4,322,134     4,364,807
                                                   ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.


                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Six months ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)
      Revenue . . . . . . . . . . . . . . . . . .
       Gross revenue  . . . . . . . . . . . . . .  $ 54,108,286  $ 48,140,043
       Outside services, at cost  . . . . . . . .   (10,621,506)   (4,880,235)
                                                   ------------- -------------
       Net revenue  . . . . . . . . . . . . . . .    43,486,780    43,259,808

      Costs and Expenses:
       Cost of revenue earned   . . . . . . . . .    35,691,637    34,495,943
       Selling, general, and administrative
         expenses . . . . . . . . . . . . . . . .     3,137,998     3,813,588
                                                   ------------- -------------

      Operating income  . . . . . . . . . . . . .     4,657,145     4,950,277

      Minority interest in net (income) loss of
       subsidiary   . . . . . . . . . . . . . . .        34,899      (905,145)

      Interest expense, net . . . . . . . . . . .    (1,323,758)   (2,984,546)
                                                   ------------- -------------

      Income from continuing operations before
       provision for income taxes   . . . . . . .     3,368,286     1,060,586

      Provision for income taxes (benefit)  . . .       780,576      (441,594)
                                                   ------------- -------------
      Income from continuing operations . . . . .     2,587,710     1,502,180

      Discontinued operations:
       Income (loss) from discontinued solid
         waste division (net of  tax provision of
         ($570,409) and $2,001,878 in
          1997 and 1998, respectively)  . . . . .      (892,177)    3,078,720
                                                   ------------- -------------

       Net income   . . . . . . . . . . . . . . .  $  1,695,533  $  4,580,900
                                                   ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.


                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (continued)


                                                    Six months ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)
      Share data:
       Basic income (loss) per share from
         continuing operations  . . . . . . . . .  $        .60  $        .35
                                                   ============= =============
       Diluted income (loss) per share from
         continuing operations  . . . . . . . . .  $        .60  $        .34
                                                   ============= =============

       Basic income (loss) per share from
         discontinued operations  . . . . . . . .  $       (.21) $        .72
                                                   ============= =============
       Diluted income (loss) per share from
         discontinued operations  . . . . . . . .  $       (.21) $        .70
                                                   ============= =============

       Total basic income (loss) per share  . . .  $        .39  $       1.07
                                                   ============= =============
       Total diluted income (loss) per share  . .  $        .39  $       1.04
                                                   ============= =============

      Weighted average number of shares
       outstanding used in computations:
          Basic   . . . . . . . . . . . . . . . .     4,340,350     4,296,969
                                                   ============= =============
          Diluted   . . . . . . . . . . . . . . .     4,340,350     4,388,391
                                                   ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.


                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Six months ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)
      Cash flows from operating activities:
       Net income from continuing operations . . $ 2,587,710 $ 1,502,180 Adjustments to reconcile net income from continuing operations to net cash
         provided (used) by operating activities:
          Depreciation and amortization . . . . .     4,196,391     5,023,315
          Minority interest in net loss of
           subsidiary   . . . . . . . . . . . . .       (34,899)      905,145
          Gain on disposal of property and
           equipment  . . . . . . . . . . . . . .      (343,382)      (80,773)
          Accrued interest on term note . . . . .         -             -
          Equity in losses of investment  . . . .        96,125      (102,642)
          Unearned employee compensation from
           Employee Stock Ownership Plan Trust  .       240,000       240,000
          Changes in operating assets and
          liabilities:
           Accounts receivable  . . . . . . . . .    (3,648,898)      819,030
           Costs and estimated earnings in excess
            of billings on uncompleted
            contracts   . . . . . . . . . . . . .       453,443    (5,334,045)
           Income tax refund receivable and
            payable   . . . . . . . . . . . . . .       327,281     1,525,284
           Other assets   . . . . . . . . . . . .      (811,981)     (625,946)
           Accounts payable   . . . . . . . . . .    (2,749,642)    1,018,762
           Accrued expenses   . . . . . . . . . .     1,395,669        34,595
           Billings in excess of costs and
            estimated earnings on uncompleted
            contracts   . . . . . . . . . . . . .     1,472,581    (3,714,503)
                                                   ------------- -------------
       Total adjustments  . . . . . . . . . . . .       592,688      (291,778)
                                                   ------------- -------------
       Net cash provided by continuing
         operations . . . . . . . . . . . . . . .     3,180,398     1,210,402
       Net loss from discontinued operations  . .      (892,177)   (2,184,536)
       Change in net assets of discontinued
         operations . . . . . . . . . . . . . . .         -         2,979,348
                                                   ------------- -------------
       Net cash provided by operating
         activities . . . . . . . . . . . . . . .     2,288,221     2,005,214
                                                   ------------- -------------

                    The accompanying notes are an integral part of
                       these consolidated financial statements.


                                    KIMMINS CORP.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)


                                                    Six months ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)
      Cash flows from investing activities:
       Capital expenditures   . . . . . . . . . .   (17,939,808)   (5,807,891)
       Proceeds from sale of property and
         equipment  . . . . . . . . . . . . . . .      1,140,931      603,439
       Gain on sale of assets from discontinued
         operations . . . . . . . . . . . . . . .         -         5,263,256
      Net cash provided by (used in) investing     ------------- -------------
       activities   . . . . . . . . . . . . . . .   (16,798,877)       58,804
                                                   ------------- -------------
      Cash flows from financing activities:
       Proceeds from long-term debt   . . . . . .    28,224,521     6,971,116
       Repayments of long-term debt   . . . . . .   (12,518,128)   (7,277,839)
       Repayments of Employee Stock Ownership
         Plan Trust debt  . . . . . . . . . . . .      (240,000)     (256,937)
       Purchase of treasury stock   . . . . . . .      (267,331)        -
      Net cash provided by (used in) financing     ------------- -------------
       activities   . . . . . . . . . . . . . . .    15,199,062      (563,660)
                                                   ------------- -------------
      Net increase (decrease) in cash . . . . . .       688,406     1,500,358
      Cash, beginning of period . . . . . . . . .       968,638     3,674,027
                                                   ------------- -------------
      Cash, end of period . . . . . . . . . . . .  $  1,657,044  $  5,174,385
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

          Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1997, included in the Company's Form 10-K dated December 31, 1997, as filed with the United States Securities and Exchange Commission.

          Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

          Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, including TransCor Waste Services, Inc. ("TransCor"), a 74 percent owned subsidiary. All material intercompany transactions have been eliminated. See Note 9 for additional information.

          Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Intangible assets. Intangible assets consist principally of the excess of costs over fair market value of the net assets of the acquired solid waste management business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years. Amortization expense was approximately $247,000 and $37,000 for the six months ended June 30, 1997 and 1998, respectively. Accumulated amortization was approximately $245,000 and $0 at December 31, 1997 and June 30, 1998, respectively. The intangible assets including customer contracts were sold on May 31, 1998, as part of the sale of the Jacksonville operations to Eastern Environmental Services of Florida, Inc. See Note 8 for additional information.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  Organization   and  summary   of  significant   accounting   policies
          (continued)

          Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1996 and 1997, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $101,000 and $131,000 for the six months ended June 30 1997 and 1998, respectively. Accumulated amortization was $909,000 and $1,040,000 at December 31, 1997, and June 30, 1998, respectively. All of the pre-contract costs capitalized as of December 31, 1997, and June 30, 1998, are held by the subsidiary, which is being sold effective August 31, 1998. Accordingly, pre-contract costs are included in "net assets of discontinued operations."

          As of June 30, 1998, other assets include approximately $787,000 of pre-contract costs. As explained above, these costs are currently being amortized over the terms of the related contracts. However, the American Institute of Certified Public Accountants ("AICPA") has recently issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-up Activities," which requires all start-up costs, including pre-contract costs, to be expensed as incurred. The SOP is effective in the first quarter of 1999 and will require the Company to write off the remaining unamortized balance of approximately $330,000. If the anticipated sale of the Company's solid waste subsidiary occurs, the Company will have no capitalized start-up costs remaining at December 31, 1998.

          Investments. The Company's 30 percent investment in Cumberland Technologies, Inc. ("Cumberland") and 49 percent investment in Summerbreeze Apartments, Ltd., and Sunshadow Apartments Ltd. (the "Apartments") are accounted for using the equity method of accounting.

          Earnings per share - Net income (loss) per share is computed based on the weighted average number of shares of capital stock and stock options outstanding. Diluted earnings per share includes unexercised stock options assuming an average stock price. The convertible subordinated debt was not included in the computations because the assumed conversion would be antidilutive.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      2.  Costs and estimated earnings on uncompleted contracts

                                                   December 31,     June 30,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)

          Expenditures on uncompleted contracts . $115,708,567 $110,103,356 Estimated earnings on uncompleted
           contracts  . . . . . . . . . . . . . .     6,141,672    10,035,577
                                                   ------------- -------------
          Less actual and allowable billings on     121,850,239   120,138,933
           uncompleted contracts  . . . . . . . .   111,869,559   101,109,705
                                                   ------------- -------------
                                                   $  9,980,680  $ 19,029,228
                                                   ============= =============
          Costs and estimated earnings in excess
           of billings on uncompleted
           contracts  . . . . . . . . . . . . . .  $ 14,564,213  $ 19,898,258
          Billings in excess of costs and
           estimated earnings on uncompleted
           contracts  . . . . . . . . . . . . . .    (4,583,533)     (869,030)
                                                   ------------- -------------
                                                   $  9,980,680  $ 19,029,228
                                                   ============= =============

          As of December 31, 1997, and June 30, 1998, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of $12,000,000 and $12,000,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 1997, and June 30, 1998, approximately $9,130,000 for both periods, that are not expected to be collected within twelve months are classified as non-current assets.

      3.  Property held for sale

          As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty contracting segment, the Company decided to sell its thermal incineration unit. This asset has a carrying value of approximately $1,800,000 and $1,865,000 as of December 31, 1997 and 1996,
      respectively. A purchase agreement for the sale of the incinerator for $1,800,000 is currently pending. The Company wrote down the carrying value of the asset by $40,000 to reflect the fair market value based on the purchase agreement. The incinerator is classified as a non-current asset under the caption, "Property held for sale."


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      3.  Property held for sale (continued)

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

          TransCor's impairment loss of $590,000 was calculated by comparing the carrying amount of impaired assets of approximately $2,834,000 with recent offers on the properties held for sale. The $590,000 impairment loss is included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 1997. The land and buildings that were impaired at December 31, 1997, and have executed agreements for sale are expected to be sold during 1998. Accordingly, the carrying value of the land of approximately $476,000 for the period ended June 30, 1998, net of the impairment loss of $25,000, is classified as a current asset under the caption, "Property held for sale" in the consolidated balance sheet. The carrying value of the land and buildings associated with discontinued operations of approximately $734,000 for the period ended December 31, 1997, net of the impairment loss of $90,000, is included in net assets of discontinued solid waste management operations on the balance sheet. See Note 8 for additional information on discontinued operations.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      4.  Property and equipment, net

                                                   December 31,     June 30,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)

          Land  . . . . . . . . . . . . . . . . .  $  4,323,053  $  3,265,065
          Buildings and improvements  . . . . . .     6,235,460     5,330,372
          Construction and recycling equipment  .    88,087,064    83,668,670
          Furniture and fixtures  . . . . . . . .     1,503,217     1,297,524
          Construction in progress  . . . . . . .        48,419       602,608
                                                   ------------- -------------
                                                    100,197,213    94,164,239
          Less accumulated depreciation . . . . .   (27,420,533)  (26,863,117)
                                                   ------------- -------------
                                                     72,776,680    67,301,122
          Less net property and equipment
           attributable to discontinued
           operations   . . . . . . . . . . . . .   (24,748,670)  (19,203,371)
                                                   ------------- -------------
          Net property and equipment attributable
           to assets of continuing operations   .  $ 48,028,010  $ 48,097,751
                                                   ============= =============

          Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to thirty years. Depreciation expense was $3,766,000 and $6,210,000 for the six months ended June 30, 1997 and 1998, respectively. The increase in depreciation expense at June 30, 1998, is primarily attributable to the Company's purchases in 1997 of approximately $41,000,000 of equipment for use in the specialty contracting segment. For the six months ended June 30, 1998, $4,399,000 of depreciation expense was attributable to continuing operations and $1,811,000 was attributable to discontinued operations.

          On May 31, 1998, the Company sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash. The proceeds exceeded the net book value of the underlying assets sold by approximately $5,263,000. This gain is shown in the Consolidated
      Statements   of  Operations   as  part   of  "income   from  discontinued
      operations."

      5.  Investment in Cumberland Technologies, Inc.

          On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock of Cumberland in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. At July 31, 1998, the market value of the Cumberland common stock held by the Company was approximately $5,601,000.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      5.  Investment in Cumberland Technologies, Inc. (continued)

          The following is a summary of the financial position at June 30, 1998, and results of operations of Cumberland for the six-month period ending June 30, 1998:
                                                                    June 30,
                                                                      1998
                                                                 -------------
                                                                  (unaudited)

          Cash and cash equivalents . . . . . . . . . . . . . .  $  2,284,720
          Investments in various marketable securities  . . . .     5,210,233
          Accounts receivable - trade, net  . . . . . . . . . .     1,919,300
          Reinsurance recoverable . . . . . . . . . . . . . . .     1,694,432
          Intangibles . . . . . . . . . . . . . . . . . . . . .     1,554,134
          Other . . . . . . . . . . . . . . . . . . . . . . . .     2,284,385
                                                                 -------------
           Total assets   . . . . . . . . . . . . . . . . . . .  $ 14,947,204
                                                                 =============

          Policy liabilities and accruals . . . . . . . . . . .  $  6,654,449
          Long-term debt  . . . . . . . . . . . . . . . . . . .     1,353,564
          Other . . . . . . . . . . . . . . . . . . . . . . . .       434,317
                                                                 -------------
           Total liabilities  . . . . . . . . . . . . . . . . .     8,442,330
          Stockholders' equity  . . . . . . . . . . . . . . . .     6,504,874
                                                                 -------------
           Total liabilities and stockholders' equity   . . . .  $ 14,947,204
                                                                 =============

          Cumberland's operating results included revenue of $2,384,000 and net income of $326,000 during the second quarter. The Company's equity in this net income was approximately $98,000. In addition, approximately $41,000 of amortization expense was recorded by the Company related to the investment during the second quarter.

          Cumberland's operating results included revenue of $4,511,000 and net income of $647,000 during the six-month period ending June 30, 1998. The Company's equity in this net income amounted to approximately $194,000. In addition, approximately $82,000 of amortization expense was recorded by the Company related to the investment during the six months ended June 30, 1998. Accumulated amortization was approximately $165,000 and $247,000 at December 31, 1997, and June 30, 1998, respectively.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      5.  Investment in Cumberland Technologies, Inc. (continued)

          On October 22, 1997, the Company contributed its note receivable in an amount of approximately $3,851,000 from the Apartments and other receivables of $3,059,000 for a non-controlling 49 percent preferred limited partnership interest in the Apartments and a receivable of $900,000 from the Apartments. The amount of $12,066,000 in excess of the underlying equity was attributed to goodwill and is being amortized over thirty years. The Company will be allocated 49 percent of operating income, losses and cash flow. The preference in the Company's equity interest in the Apartments occurs upon the sale of the underlying partnership properties. Upon the occurrence of a capital transaction, the Company would receive cash flows from the sale or refinancing of the Apartments' assets equal to its capital contribution prior to any other partner receiving any proceeds. The Company accounts for its investment in the Apartments using the equity method.

          During the quarter ended June 30, 1998, the Apartments recognized revenue of $1,221,000 and a net loss of $76,000. The Company has recorded its 49 percent share of the net results of operations. In addition, approximately $100,000 of amortization expense was recorded by the Company related to the investments in the Apartments during the second quarter.

          The Apartments recognized revenue of $2,337,000 and a net loss of $178,000 during the six-month period ended June 30, 1998. The Company's equity in this net loss was approximately $137,000 for the first six months of 1998. In addition, approximately $201,000 of amortization expense was recorded. At June 30, 1998, the Company's balance in its total investment in the Apartments was approximately $6,470,000, of which $900,000 is classified as an "accounts receivable - affiliate."


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      5.  Investment in Cumberland Technologies, Inc. (continued)

          The following is a summary of the financial position of the Apartments at June 30, 1998:

                                                                     Total
                                                                   Investment
                                                                 -------------

          Cash and cash equivalents . . . . . . . . . . . . . .  $     80,000
          Accounts receivable - affiliate . . . . . . . . . . .     1,035,000
          Land  . . . . . . . . . . . . . . . . . . . . . . . .     3,800,000
          Buildings, capitalized construction interest,            16,761,000
           furniture and equipment, net   . . . . . . . . . . .
          Other . . . . . . . . . . . . . . . . . . . . . . . .       915,000
                                                                 -------------
           Total assets   . . . . . . . . . . . . . . . . . . .  $ 22,591,000
                                                                 =============

          Accounts payable and accrued expenses . . . . . . . .  $  1,120,000
          Accounts payable to affiliates  . . . . . . . . . . .     1,571,000
          Mortgage loan payable . . . . . . . . . . . . . . . .    21,066,000
          Note payable to partner - Francis M. Williams . . . .     2,860,000
                                                                 -------------
           Total liabilities  . . . . . . . . . . . . . . . . .    26,617,000
          Partners' deficit . . . . . . . . . . . . . . . . . .    (4,026,000)
                                                                 -------------
          Total liabilities and partners' deficit . . . . . . .  $ 22,591,000
                                                                 =============

          The revolving term line of credit of $16,000,000 is secured by a pledge of the trade receivables of Kimmins Contracting Corp.

          The debt agreements contain certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000 and net income of not less than $1,500,000. In addition, the covenants prohibit the Company from paying dividends without lender approval. Specifically regarding the revolving term bank line of credit for $1,939,000, the Company did not meet the tangible net worth and net income requirements under the credit agreement with the bank. The Company has obtained waivers for the financial covenants for all measurement periods during the year ended December 31, 1998.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      6.  Long-term debt (continued)

          During 1997, Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of the Company, entered into four separate debt agreements. KCC converted equipment previously rented under operating leases into equipment notes of approximately $13,041,000 in February 1997 and $28,590,000 in November 1997 under terms similar to the Company's other equipment notes outstanding. In addition, KCC obtained an $11,000,000 working capital loan, of which $7,000,000 was used to reduce the Company's outstanding revolving term bank line of credit during March 1997. In November 1997, KCC increased the working capital loan from $11,000,000 to $16,000,000. As of June 30, 1998, KCC had drawn
      $13,700,000 on the line of credit.

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

          Included in the notes payable of approximately $61,263,000 are equipment notes of TransCor for $3,500,000 that are due in July 1998. TransCor has executed a commitment agreement that refinances the $3,500,000 until January 1, 2000. The $3,500,000 is classified as net assets from discontinued operations as of June 30, 1998.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      7.  Earnings per share

          As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                           Three months
                                                          ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
          Numerator:

          Net income  . . . . . . . . . . . . . .  $  1,287,986  $    253,201
          Adjustment for basic earnings per
           share  . . . . . . . . . . . . . . . .             0             0
                                                   ------------- -------------
          Numerator for basic earnings per share -
           income available to common
           stockholders   . . . . . . . . . . . .             0             0
          Effect of dilutive securities . . . . .             0             0
                                                   ------------- -------------
          Numerator for diluted earnings per
           share:
            Income from continuing operations   .     1,287,986       253,201
            Income (loss) from discontinued
              operations  . . . . . . . . . . . .      (411,804)    3,091,044
                                                   ------------- -------------
          Income available to common stockholders
           after assumed conversions  . . . . . .  $    876,182  $  3,344,245
                                                   ============= =============

                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      7.  Earnings per share (continued)

                                                           Three months
                                                          ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
          Denominator:

          Denominator for basic earnings per
           share - weighted-average shares  . . .     4,322,134     4,296,969
          Effective of dilutive securities:
          Stock options . . . . . . . . . . . . .             0        67,838
          Dilutive potential common shares  . . .             0             0
                                                   ------------- -------------
          Denominator for diluted earnings per
           share - adjusted weighted-average
           shares and assumed conversions   . . .     4,322,134     4,364,807
                                                   ============= =============

          Basic income per share from continuing
           operations   . . . . . . . . . . . . .  $        .30  $        .06
                                                   ============= =============
          Diluted income per share from continuing
           operations   . . . . . . . . . . . . .  $        .30  $        .06
                                                   ============= =============

          Basic income (loss) per share from
           discontinued operations  . . . . . . .  $       (.10) $        .72
                                                   ============= =============
          Diluted income (loss) per share from
           discontinued operations  . . . . . . .  $       (.10) $        .71
                                                   ============= =============

          Total basic income (loss) per share . .  $        .20  $        .78
                                                   ============= =============
          Total diluted income (loss) per share .  $        .20  $        .77
                                                   ============= =============


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      7.  Earnings per share (continued)

                                                            Six months
                                                          ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------

          Numerator:

          Net income  . . . . . . . . . . . . . .  $  2,587,710  $  1,502,180
          Adjustment for basic earnings per                   0             0
           share  . . . . . . . . . . . . . . . .  ------------- -------------
          Numerator for basic earnings per
           share - income available to common
           stockholders   . . . . . . . . . . . .             0             0
          Effect of dilutive securities . . . . .             0             0
                                                   ------------- -------------
          Numerator for diluted earnings per
           share:
            Income from continuing
              operations  . . . . . . . . . . . .     2,587,710     1,502,180
            Income (loss) from discontinued
              operations  . . . . . . . . . . . .      (892,177)    3,078,720
                                                   ------------- -------------
         Income available to common stockholders
          after assumed conversions . . . . . . .  $  1,695,533  $  4,580,900
                                                   ============= =============


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      7.  Earnings per share (continued)

                                                            Six months
                                                          ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
          Denominator:

          Denominator for basic earnings per
           share - weighted-average shares  . . .     4,340,350     4,296,969
          Effective of dilutive securities:
          Stock options . . . . . . . . . . . . .             0        91,422
          Dilutive potential common shares  . . .             0             0
                                                   ------------- -------------
          Denominator for diluted earnings per
           share - adjusted weighted-average
           shares and assumed conversions   . . .     4,340,350     4,388,391
                                                   ============= =============

          Basic income per share from
           continuing operations  . . . . . . . .  $        .60  $        .35
                                                   ============= =============
          Diluted income per share from
           continuing operations  . . . . . . . .  $        .60  $        .34
                                                   ============= =============

          Basic income (loss) per share from
           discontinued operations  . . . . . . .  $       (.21) $        .72
                                                   ============= =============
          Diluted income (loss) per share from
           discontinued operations  . . . . . . .  $       (.21) $        .70
                                                   ============= =============

          Total basic income (loss) per share . .  $        .39  $       1.07
                                                   ============= =============
          Total diluted income (loss) per share .  $        .39  $       1.04
                                                   ============= =============

          Unexercised options to purchase 154,075 shares of common stock for 1997 were not included in the computations of diluted income per share because the assumed conversion would be antidilutive.


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      8.  Discontinued operations

           On July 20, 1998, the Company's subsidiary, TransCor, executed an agreement to sell all of the common stock of its wholly-owned operating subsidiary, Kimmins Recycling Corp. ("KRC"), for $51.1 million in cash and stock to Eastern Environmental Services of Florida, Inc., an unrelated competitor. This transaction, coupled with the earlier sale this year of KRC's Jacksonville and Miami operations, results in the Company's exit from the solid waste industry. The transaction will result in a gain as the proceeds of $41.1 million in cash and $10 million in stock of Eastern Environmental Services of Florida, Inc., exceed the Company's carrying value of the underlying investment in KRC. The transaction is expected to close by August 31, 1998.

          Information related to the discontinued operations of KRC for the three- and six-month periods ended June 30, 1998, are as follows:

                                                   Three months    Six months
                                                       ended         ended
                                                   June 30, 1998 June 30, 1998
                                                   ------------- -------------

          Net revenue . . . . . . . . . . . . . .  $  8,099,000  $ 16,693,000
          Operating expenses  . . . . . . . . . .     6,743,000    13,831,000
          Selling, general and administrative
           expenses   . . . . . . . . . . . . . .     1,178,000     2,352,000
                                                   ------------- -------------
          Operating income  . . . . . . . . . . .       178,000       510,000
          Non-operating gain on sale of assets  .     5,263,000     5,263,000
          Interest  . . . . . . . . . . . . . . .       299,000       692,000
                                                   ------------- -------------
          Income before provision for income
           taxes  . . . . . . . . . . . . . . . .     5,142,000     5,081,000
          Income taxes  . . . . . . . . . . . . .     2,051,000     2,002,000
                                                   ------------- -------------
          Net income  . . . . . . . . . . . . . .  $  3,091,000  $  3,079,000
                                                   ============= =============


                                    KIMMINS CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      8.  Discontinued operations (continued)

          The net assets and liabilities of the discontinued operations of KRC included in the accompanying consolidated balance sheets as of December 31, 1997, and June 30, 1998, respectively, are as follows:

                                                   December 31,     June 30,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)
          Current assets:
           Accounts receivable - trade, net   . .  $  3,677,670  $  2,506,482
           Property held for sale   . . . . . . .       322,978         -
           Other current assets   . . . . . . . .       265,770       107,895
                                                   ------------- -------------
            Total current assets  . . . . . . . .     4,266,418     2,614,377

          Property and equipment, net . . . . . .    24,748,670    19,203,371
          Property held for sale  . . . . . . . .     1,510,723     1,493,311
          Intangible assets, net  . . . . . . . .       606,975        81,333
          Other assets  . . . . . . . . . . . . .     1,142,205       895,509
                                                   ------------- -------------
            Total assets  . . . . . . . . . . . .    32,274,991    24,287,901
                                                   ------------- -------------
          Current liabilities:
           Accounts payable, trade  . . . . . . .     3,748,911     2,892,564
           Accrued expenses   . . . . . . . . . .     2,209,387     2,132,681
           Current portion of long-term debt  . .     4,662,310     5,220,956
                                                   ------------- -------------
            Total current liabilities   . . . . .    10,620,608    10,246,201
           Long-term debt   . . . . . . . . . . .    14,389,103     9,345,087
                                                   ------------- -------------
            Total liabilities   . . . . . . . . .    25,009,711    19,591,288
                                                   ------------- -------------
           Net assets of discontinued
            operations  . . . . . . . . . . . . .  $  7,265,280  $  4,696,613
                                                   ============= =============

      9.  Subsequent events

          On August 14, 1998, the Company, acquired an additional 297,200 shares of common stock in TransCor from Francis M. Williams, President and Chief Executive Officer. The acquisition increased the Company's ownership percentage to 81 percent from 74 percent and results in the ability to consolidate the Company and TransCor for federal income tax purposes on a prospective basis.


      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

          Net revenue for the three months ended June 30, 1998, decreased by $1,681,000, or 7 percent, to $21,230,000 from $22,911,000 for the three months ended June 30, 1997. The decrease is due primarily to certain decreases in the Company's remediation services ($1,005,000 decrease in net revenue) caused by the closing of its New York operations. In addition, demolition services decreased net revenues by $495,000 and other services, including utility contracting services, decreased net revenues by $181,000.

          Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 11 percent for the three months ended June 30, 1998, from 25 percent for the same period in 1997. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a lesser extent during 1998 than 1997 due to the specific contracts in progress and the associated work requirements, especially due to the increase in land reclamation work where little or no subcontractors are utilized and the decrease in road construction work which requires significant use of subcontractors.

          Cost of revenue earned, as a percentage of net revenue, for the three months ended June 30, 1998, remained unchanged at 82 percent as compared to 82 percent for the same period in 1997. As a result, the gross profit for the three months ended June 30, 1998, was $3,961,000 (18 percent of net revenue) compared to $4,033,000 (18 percent of net revenue) for the same period in 1997. The decrease of $72,000 in the dollar amount of gross margin is primarily associated with the Company's utility contracting services ($540,000 decrease in gross profit) and additionally from the Company's demolition services ($180,000 decrease in gross profit). The decrease is partially offset by increases in the Company's remediation services ($464,000 increase in gross profit), industrial demolition services ($97,000 increase in gross profit), and asbestos abatement services ($87,000 increase in gross profit).

          During the three months ended June 30, 1998, selling, general and administrative expenses increased by $482,000 to $2,020,000 (10 percent of net revenue) from $1,538,000 (7 percent of net revenue) for the same period in 1997. The dollar and percentage increase is primarily a result of costs associated with increases in the number of administrative staff and professional services. For discontinued operations, selling, general and administrative expenses for the three months ended June 30, 1998, were $1,178,000, representing a decrease of $1,038,000, or 47 percent, from $2,216,000 for the same period in 1997. The dollar and percentage decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with facilities that have been closed or sold and from management's actions to reduce overhead costs.


      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (continued)

          The Company's subsidiary, TransCor, sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash. This transaction, combined with the Company's sale of certain other vehicles, waste containers, and equipment during the three months ended June 30, 1998, resulted in a non-operating gain of approximately $5,263,000. These assets were primarily utilized in the Company's commercial and residential waste collection services. This gain is included in the income from discontinued operations for the three- and six-month periods ended June 30, 1998.

         Minority interest in net income of subsidiary was $847,000 for the three months ended June 30, 1998, compared to a minority interest in net loss of subsidiary of $40,000 during the same period in 1997. The minority interest in net income or loss of the subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The increase in TransCor's earnings between periods is attributable to reduced administration and overhead costs at certain solid waste management facilities, especially the headquarters office.

          Interest expense, net of interest income, increased to $1,469,000 during the three months ended June 30, 1998, compared to $868,000 for the same period in 1997. The increase is primarily attributable to increases in average borrowings during 1997 from the acquisition of equipment used in the specialty contracting segment of approximately $40,000,000, most of which was acquired in the fourth quarter of 1997.

          As a result of the foregoing, the loss from continuing operations before provision for income taxes for the three months ended June 30, 1998, was $439,000 (negative 2 percent of net revenue) compared to net income before provision for taxes of $1,668,000 (7 percent of net revenue) during the same period in 1997.

          The Company's  effective tax rate  was (15.7) percent  for the  three months ended June 30, 1998, compared to a rate of 23 percent for 1997 tax benefits.  The lower than statutory  effective tax rate was primarily due to the  net operating loss generated  by the Company during  1997 and the resulting  tax benefits from  credit and loss  carryforwards.  Management expects  to fully utilize these loss and credit carryforwards before they expire  in  the  year 2012;  however,  in  accordance  with Statement  of
      Financial Accounting Standards No. 109, "Accounting for  Income Taxes," a
      valuation  allowance of  approximately  $2,801,000 was  recognized during
      1997.    Included  in the  tax  benefit,  the  Company has  approximately
      $697,000  of alternative  minimum tax  credit carryforwards  available to offset future federal regular income taxes.  This credit does not expire.


      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (continued)

          The Company generated $253,000 of income from continuing operations for the three-month period ended June 30, 1998, compared to income of $1,288,000 for the same period in 1997.

          In addition, the Company had income from discontinued solid waste management operations of $3,091,000 for the three-month period ended June 30, 1998, compared to a net loss of $412,000 from discontinued operations for the same period in 1997.

          As a result of the foregoing, the Company generated net income for the three months ended June 30, 1998, of $3,344,000 (11 percent of net revenue) as compared to net income of $876,000 (3 percent of net revenue) for the same period during 1997.


                COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

          Net revenue for the six months ended June 30, 1998, decreased by $227,000, or 1 percent, to $43,260,000 from $43,487,000 for the same period in 1997. The decrease is due primarily to decreases in the Company's demolition services ($2,440,000 decrease in net revenue) and to decreases in remediation services ($2,360,000 decrease in net revenue) caused by the closing of its New York operations. The decreases were partially offset by an increase in the Company's utility contracting services of $4,318,000 attributable to continued growth in land reclamation and site work services. In addition, other services increased net revenues by $254,000.

          Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 11 percent for the six months ended June 30, 1998, from 24 percent for the same period in 1997. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a lesser extent during 1998 than 1997 due to the specific contracts in progress and the associated work requirements, especially due to the increase in land reclamation work where little or no subcontractors are utilized and the decrease in road construction work which requires significant use of subcontractors.


      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

                COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (continued)

          Cost of revenue earned, as a percentage of net revenue, for the six months ended June 30, 1998, decreased to 80 percent from 82 percent for the same period in 1997. As a result, the gross profit for the six months ended June 30, 1998, was $8,764,000 (20 percent of net revenue) compared to $7,795,000 (18 percent of net revenue) for the same period in 1997. The increase in the dollar amount ($969,000) and percentage of gross margin (2 percent) is primarily associated with the growth of the Company's utility contracting services ($737,000 increase in gross profit) and additionally from remediation services ($590,000 increase in gross profit), industrial demolition services ($329,000 increase in gross profit), and asbestos abatement services ($221,000 increase in gross profit). This increase is partially offset by decreases in the Company's other demolition services ($908,000 decrease in gross profit).

          During the six months ended June 30, 1998, selling, general and administrative expenses increased to $3,814,000 (9 percent of net revenue) from $3,138,000 (7 percent of net revenue) for the same period in 1997. The dollar and percentage increase is primarily a result of costs associated with increased administrative staff levels and professional services. For discontinued operations, selling, general and administrative expenses for the six months ended June 30, 1998, were $2,353,000, representing a decrease of $1,611,000, or 41 percent, from $3,964,000 for the same period in 1997. The dollar and percentage decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with facilities that have been closed or sold and from management's actions to reduce overhead costs.

          The Company's subsidiary, TransCor, sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash. This transaction, combined with the Company's sale of certain other vehicles, waste containers, and equipment during the three months ended June 30, 1998, resulted in a non-operating gain of approximately $5,263,000. These assets were primarily utilized in the Company's commercial and residential waste collection services. This gain is included in income from discontinued operations for the three- and six-month periods ended June 30, 1998.

          Minority interest in net income of subsidiary was $905,000 for the six months ended June 30, 1998, compared to minority interest in net loss of subsidiary of $35,000 during the same period in 1997. The minority interest in net income or net loss of the subsidiary reflects approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The increase in TransCor's earnings between years is attributable to reduced administration and overhead costs at certain solid waste management facilities, especially the headquarters office.


      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

                COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (continued)

          Interest expense, net of interest income, increased to $2,985,000 during the six months ended June 30, 1998, compared to $1,324,000 for the same period in 1997. The increase is primarily attributable to increases in average borrowings during 1997 from the acquisition of equipment used in the specialty contracting segment of approximately $40,000,000, most of which was acquired in the fourth quarter of 1997.

          As a result of the foregoing, income before provision for income taxes for the six months ended June 30, 1998, was $1,061,000 (2 percent of net revenue) compared to a income before provision for income taxes of $3,368,000 (8 percent of net revenue) during the same period in 1997.

          The Company's effective tax rate was 42 percent for the six months ended June 30, 1998, compared to a rate of 23 percent for 1997 tax benefits. The lower than statutory effective tax rate was primarily due to the net operating loss generated by the Company during 1997 and the resulting tax benefits from credit and loss carryforwards. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2012; however, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of approximately $2,801,000 was recognized during 1997. Included in the tax benefit, the Company has approximately $697,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

          The Company generated income from continuing operations of $1,502,000 (3 percent of net revenue) for the six months ended June 30, 1998, as compared with income from continuing operations of $2,588,000 (6 percent of net revenue) for the same period during 1997.

          In addition, the Company generated income of $3,079,000 (7 percent of net revenue) net of tax of $2,002,000 from discontinued solid waste management operations for the six months ended June 30, 1998, as compared with a net loss of $892,000 (negative 2 percent of net revenue), net of a $570,000 tax benefit from discontinued operations for the same period in 1997.

          As a result of the foregoing, the Company reported net income for the six months ended June 30, 1998, of $4,581,000 (11 percent of net revenue) as compared with net income of $1,696,000 (4 percent of net revenue) for the same period during 1997.


      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES

          Cash provided by operating activities was $2,005,000 and $2,288,000 during the six months ended June 30, 1998 and 1997, respectively. Cash provided includes the Company's discontinued solid waste management services segment which provided $713,000 for the six months ended June 30, 1998, compared to $892,000 cash used by this segment for the six months ended June 30, 1997. In addition, $3,330,000 and $1,169,000 of cash was provided by continuing operations of the solid waste management services segment for the six months ended June 30, 1998 and 1997, respectively. Cash used in (provided by) the Company's specialty contracting segment approximated $2,038,000 and ($2,011,000) for the six months ended June 30, 1998 and 1997, respectively. Cash was provided by the solid waste management services operations during the second quarter of 1998 at expected levels. Cash was used in the specialty contracting operations during the second quarter of 1998 due to the decrease in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts associated with the increase in revenue and significant losses on the earthmoving contracts.

          Net cash provided by investing activities during the six months ended June 30, 1998, was $59,000 as compared to net cash used in investing activities of $16,799,000 for the six months ended June 30, 1997. The increase in cash provided by investing activity is primarily attributable to a gain of $5,263,000 from the sale of assets of discontinued operations.

          The Company had capital expenditures during the six months ended June 30, 1997 and 1998 of $17,940,000 and $5,808,000, respectively. The 1997 capital expenditures were primarily related to the conversion of approximately $13,000,000 of construction equipment utilized in the Company's specialty contracting operations, which was previously rented under operating leases. Future capital expenditures will be financed by available cash resources, cash flow from operations, and available credit resources, as needed.

          During 1998 the Company used cash related to financing activities of $564,000. Borrowings in 1998 related primarily to the acquisition of approximately $5,808,000 of equipment. These equipment notes require periodic payments through April 2002. On February 26, 1997, the Company, through its Kimmins Contracting Corp. subsidiary, entered into a credit agreement with a financial institution that provides for unrestricted borrowings up to $11,000,000, of which $7,000,000 was used to reduce the Company's outstanding revolving term bank line of credit during March 1997. Borrowings on this facility are due in February 1999. The credit agreement was increased to $16,000,000 in November 1997; and, as of June 30, 1998, borrowings were $13,700,000. The Company made repayments on long-term debt of $7,535,000 during the first six months of 1998.


      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES
                                     (continued)

          The Company's ratio of debt to equity was 9.16:1.00 and 5.72:1.00 at December 31, 1997, and June 30, 1998, respectively. The decrease in debt is primarily due to the debt paydowns exceeding new debt and an increase in equity resulting from net income generated in the first six months, especially the gain of $5,263,000.

          During the six months ended June 30, 1997 and 1998, the Company's average contract and trade receivables less retainage were outstanding for 48 and 50 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payables.

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

          At December  31, 1997, and  June 30, 1998,  $1,076,000 and  $900,000,
      respectively, of the combined accounts receivable - affiliates and note receivable - affiliates are due from affiliates of the Company's President. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

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

          The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities. Start-up costs are defined broadly in the SOP as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-
      up costs, including organizational costs, should be expensed as incurred under the new SOP. The SOP would be effective for most entities for fiscal years beginning after December 15, 1998. The SOP will require the Company, upon adoption, to write off as a cumulative effect of a change
      in  accounting   principle   any  previously   capitalized  start-up   or
      organization costs. Therefore, in the first quarter of 1999, the Company may have to write off the remaining unamortized balance of contract start-up costs of approximately $330,000 at December 31, 1998. If the anticipated sale of the Company's solid waste subsidiary occurs, the Company will have no capitalized start-up costs remaining at December 31, 1998. At June 30, 1998, the balance of capitalized start-up costs of $787,000 are reflected in the "net assets of discontinued operations."


      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

      Impact of Year 2000

          Some of the Company's older computer programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

          None

      Item 3.  Defaults upon senior securities

          None

      Item 4.  Submission of matters to a vote of security holders

          None

      Item 5.  Other information

          Effective with the close of business on June 10, 1998, TransCor's stock was delisted from the Nasdaq National Market because TransCor could not satisfy the market value public float requirement and was delinquent in filing its 1997 Form 10-K and its 1998 first quarter Form 10-Q. TransCor recently applied to Nasdaq to initiate listing on the OTC Bulletin Board Service, which became effective on August 17, 1998.

      Item 6.  Exhibits and reports on Form 8-K

               (a) The following document is filed as an exhibit to this Quarterly Report on Form 10-Q:

                    27.1 - Financial Data Schedule - 1998 (for SEC use only)
                    27.2 - Financial Data Schedule - 1997 (for SEC use only)

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

                                       KIMMINS CORP.




                                       By:  /S/ FRANCIS M. WILLIAMS
                                            -------------------------
                                            Francis M. Williams
                                            President and Chief
                                            Executive Officer

      August 19, 1998


          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 19, 1998.



      Date:    August 19, 1998               /S/ FRANCIS M. WILLIAMS
            -------------------              ------------------------------
                                             Francis M. Williams
                                             President and Chief
                                             Executive Officer
                                             (Principle Executive Officer)



      Date:    August 19, 1998               /S/ NORMAN S. DOMINIAK
            -------------------              ------------------------------
                                             Norman S. Dominiak
                                             Vice President and
                                             Chief Financial Officer
                                             (Principle Accounting and
                                             Financial Officer