Form 10-Q
period 1998-09-30
KIMMINS CORP/DE
filed 1998-11-23
CIK 811562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARKONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       OR

[]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
     EXCHANGE   ACT   OF   1934   For   the   transition   period   from   to  .
     --------------------------- ---------------------------

                           Commission File No. 1-10489


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


      (Registrant's telephone number, including area code): (813) 248-3878

                                 Not applicable
             (Former name, former address, and former fiscal year,
                         if changed since last report)

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

The number of shares of Common Stock outstanding on November 13, 1998, was 4,447,397 shares. The number of shares of Class B Common Stock outstanding on November 13, 1998, was 2,291,569 shares.


------------------------------------------------------------------------------

                                  KIMMINS CORP.

                                    FORM 10-Q

                                      INDEX



Page

PART I. FINANCIAL INFORMATION

          Item 1.   Consolidated balance sheets at December 31, 1997 and
                    September 30, 1998(unaudited)...........................1-2

                    Consolidated statements of operations for the three and nine months ended September 30, 1997 and 1998
                    (unaudited)...........................................3 - 4

                    Consolidated statements of cash flows for the nine months ended September 30, 1997 and 1998
                    (unaudited)...............................................5

                    Notes to consolidated financial
                    statements...........................................6 - 17

          Item 2.   Management's discussion and analysis of financial condition and results of operations...........................18 - 27

          Item 3.   Quantitative and qualitative disclosures about market
                    risk.....................................................28


PART II.   OTHER INFORMATION

          Item 1.   Legal proceedings.......................................29

          Item 2.   Changes in securities...................................29

          Item 3.   Defaults upon senior securities.........................29

          Item 4.   Submission of matters to a vote of security holders.....29

          Item 5.   Other information.......................................29

          Item 6.   Exhibits and reports on Form 8-K........................29

                              Signatures....................................30

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                       December 31,        September 30,
                                                                           1997                1998
                                                                                            (unaudited)

Current assets:
   Cash.............................................................$        3,674,027  $        7,641,041
   Marketable securities. . . . . . . . . . . . . . . . . . . . . . . .      ---                 21,859,210
   Accounts receivable:
      Contract and trade............................................         19,906,358          17,100,432
      Affiliates....................................................            19,628              104,288
   Costs and estimated earnings in excess of billings on                                                ---
      uncompleted contracts.........................................         5,434,123            4,794,114
   Income tax refund receivable.....................................           247,561                  ---
   Deferred income tax..............................................         1,980,148            1,259,738
   Property held for sale...........................................           410,681                  ---
   Other current assets.............................................           347,510              380,026

   Net assets of discontinued solid waste management
      operations....................................................         7,265,280           ---
                                                                    ------------------- ------------------
         Total current assets.......................................        39,285,316          53,138,849
                                                                    ------------------- ------------------

Property and equipment, net.........................................        48,028,010          46,600,294
Property held for sale..............................................         1,800,000           3,051,569
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts......................         9,130,090           8,949,858
Accounts receivable - affiliates....................................           900,000             900,000
Investment in Apartments............................................         5,862,067           5,438,206
Investment in Cumberland Technologies, Inc..........................          4,991,956          5,052,934
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,840             280,694
                                                                          -------------   ----------------
         Total assets...............................................$      110,006,279  $      123,412,404
                                                                    =================== ==================


The accompanying notes are an integral part of these consolidated financial statements 1

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                          December 31,     September 30,
                                                                           1997                1998
                                                                                            (unaudited)

Current liabilities:
         Accounts payable - trade.................................. $       15,583,606  $       17,580,017
         Income tax payable........................................              -                1,708,096
         Accrued expenses..........................................          5,584,209            7,784,299
         Billings in excess of costs and estimated earnings on
            uncompleted contracts..................................           4,583,533           2,990,775
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .                 -           1,184,486
 .                                                                            12,723,528          10,879,141
         Current portion of long-term debt.........................
         Current portion of Employee Stock Ownership Plan                      480,000             480,000
                                                                               --------            -------
            Trust debt.............................................
               Total current liabilities...........................         38,954,876          42,606,814
                                                                    ------------------- ------------------

Long-term debt.....................................................         54,271,770          54,716,194
Employee Stock Ownership Plan Trust debt...........................            960,000             583,063
Deferred income taxes..............................................          3,527,480           1,259,738
Minority interest in subsidiary....................................          2,898,777           5,106,154
Commitments and contingencies......................................              -                   -

Stockholders' equity:
         Preferred stock, $.001 par value; 1,000,000 shares
            authorized, none issued and outstanding ...............              -                   -
         Common stock, $.001 par value; 32,500,000 shares
            authorized; 4,447,397 shares issued and
            outstanding............................................              4,447               4,447
         Class B common stock, $.001 par value; 10,000,000
            shares authorized; 2,291,569 shares issued and
            outstanding............................................              2,292               2,292
         Capital in excess of par value............................         18,730,173          18,477,446
         Retained earnings.........................................         (7,290,073)          2,490,509
     Unrealized loss on securities (net of tax)                                      --           (140,790)
         Unearned employee compensation from Employee
            Stock Ownership Plan Trust.............................         (1,320,000)           (960,000)
                                                                            -----------           ---------
                                                                            10,126,839          19,873,904
         Less treasury stock, at cost (150,428 shares).............           (733,463)           (733,463)
                                                                    ------------------- -------------------
               Total stockholders' equity..........................          9,393,376          19,140,441
                                                                    ------------------- ------------------
               Total liabilities and stockholders' equity.......... $      110,006,279  $      123,412,404
                                                                    =================== ==================


The accompanying notes are an integral part of these consolidated financial statements 2

                                  KIMMINS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Three months ended September 30,
                                                                           1997                 1998
                                                                        (unaudited)         (unaudited)

Revenue.............................................................
         Gross revenue..............................................$       31,844,293  $         9,153,861
         Outside services, at cost..................................        (6,195,317)          (3,406,984)
                                                                    ------------------- --------------------
         Net revenue................................................        25,648,976            5,746,877

Costs and Expenses:
         Cost of revenue earned.....................................        20,085,427           16,633,047
         Selling, general, and administrative expenses..............         2,003,589            2,892,102
                                                                    ---------------------   ---------------

Operating income (loss).............................................         3,559,960          (13,778,272)

Pre-acquisition earnings                                                       ---                   223,893

Minority interest in net (income) loss of subsidiary................           346,454           (2,154,632)

Interest expense, net...............................................          (812,412)          (1,662,013)
                                                                    ------------------- --------------------

Income (loss) from continuing operations before provision
         for income taxes...........................................         3,094,002          (17,818,810)

Provision for income taxes (benefit)................................           950,084           (6,355,674)
                                                                    ------------------- --------------------
Income (loss) from continuing operations............................         2,143,918          (11,463,136)

Discontinued operations:
         Gain on sale of discontinued solid waste division net of
            tax provision of $10,920,201                                            ---
      Income (loss) from discontinued solid waste division                                        16,662,818
          (net of tax benefit in 1997 $893,283).....................

                                                                            (1,397,191)           ---
                                                                    -------------------       --------------

Income (loss) from discontinued operations                                  (1,397,191)           16,662,818
                                                                       ----------------       --------------

         Net income.................................................$          746,727  $         5,199,682
                                                                    =================== ===================

Share data:
         Basic income per share from continuing operations..........$              .50  $            (2.67)
                                                                    =================== ===================
         Diluted income per share from continuing operations........$              .49    $          (2.67)
                                                                    ===================   ==================


         Basic income (loss) per share from discontinued
            operations..............................................$             (.33) $             3.88
                                                                    =================== ==================
         Diluted income (loss) per share from discontinued
            operations..............................................$             (.32) $             3.88
                                                                    =================== ==================

         Total basic income (loss) per share........................$              .17  $             1.21
                                                                    =================== ==================
         Total diluted income (loss) per share......................$              .17  $             1.21
                                                                    =================== ==================

Weighted average number of shares outstanding used in computations:
            Basic...................................................         4,296,969            4,296,969
                                                                    =================== ===================
            Diluted.................................................         4,413,210            4,296,969
                                                                    =================== ===================



The accompanying notes are an integral part of these consolidated financial statements

                                  KIMMINS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Nine months ended September 30,
                                                                           1997                1998
                                                                        (unaudited)         (unaudited)

Revenue............................................................
  Gross revenue.................................................... $       85,952,579  $       57,293,904
  Outside services, at cost........................................        (16,816,823)        (10,177,626)
                                                                    ------------------- -------------------
  Net revenue......................................................         69,135,756          47,116,278

Costs and Expenses:
  Cost of revenue earned...........................................         55,777,064          49,238,583
  Selling, general, and administrative expenses....................          5,141,587           6,705,690
                                                                    ------------------- ------------------

Operating income (loss)............................................          8,217,105          (8,827,995)

Pre-acquisition income                                                                            (223,893)

Minority interest in net (income) loss of subsidiary                           381,353          (3,059,777)

Interest expense, net..............................................         (2,136,170)         (4,646,559)
                                                                    ------------------- -------------------

Income (loss) from continuing operations before provision
for                                                                          6,462,288         (16,758,224)
  income taxes.....................................................

Provision for income taxes (benefit)...............................          1,730,660           6,797,268
                                                                    ------------------- ------------------
Income (loss) from continuing operations...........................          4,731,628          (9,960,956)

Discontinued operations:
  Gain on sale of discontinued solid waste division net of
   the provision of $12,922,079                                                     ---
     Income (loss) from discontinued solid waste division                                        19,921,581
(net
     of  tax provision of ($1,463,692) and $81,593 in
     1997 and 1998, respectively)..................................          2,289,368            (180,043)
                                                                    ------------------- ------------------

Income (loss) from discontinued operations                                   2,289,368          19,741,538
                                                                    ------------------- ------------------
  Net income....................................................... $        2,442,260  $        9,780,582
                                                                    =================== ==================

Share data:
  Basic income (loss) per share from continuing
     operations.................................................... $             1.09  $            (2.32)
                                                                    =================== ===================
  Diluted income (loss) per share from continuing
     operations.................................................... $             1.07  $            (2.32)
                                                                    =================== ===================

  Basic income (loss) per share from discontinued
     operations.................................................... $             (.53) $             4.59
                                                                    =================== ==================
  Diluted income (loss) per share from discontinued
     operations.................................................... $             (.52) $             4.59
                                                                    =================== ==================

  Total basic income (loss) per share.............................. $              .56  $             2.27
                                                                    =================== ==================
  Total diluted income (loss) per share............................ $              .55  $             2.27
                                                                    =================== ==================

Weighted average number of shares outstanding used in computations:
     Basic.........................................................          4,325,731           4,296,969
                                                                    =================== ==================
     Diluted.......................................................          4,410,764           4,296,969
                                                                    =================== ==================


The accompanying notes are an integral part of these consolidated financial statements

                                  KIMMINS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine months ended September 30,
                                                                                 1997               1998
                                                                              (unaudited)        (unaudited)


Cash flows from operating activities:
   Net income (loss) from continuing operations........................... $      2,442,260  $     (10,570,956)
   Adjustments to reconcile net income from continuing
       operations to net cash provided (used) by operating
activities:
           Depreciation and amortization..................................        6,416,449          7,121,577
           Minority interest in net loss of subsidiary....................         (381,353)         2,207,377
           Gain on disposal of property and equipment.....................         (542,795)           (62,388)
           Equity in losses of investment.................................           48,352           (830,057)
           Unearned employee compensation from
               Employee Stock Ownership Plan Trust........................          360,000            360,000
           Changes in operating assets and liabilities:
               Accounts receivable........................................       (5,054,483)         2,721,266
               Costs and estimated earnings in excess of
                    billings on uncompleted contracts.....................         (897,451)           820,241
               Income tax refund receivable and payable...................          379,138          1,592,811
               Other assets...............................................         (826,347)          (304,370)
               Accounts payable...........................................         (159,189)         1,996,411
               Accrued expenses...........................................          668,224          2,200,090
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts.....................         (297,351)        (1,592,758)
                                                                           ----------------- ------------------
   Total adjustments......................................................         (286,806)        16,979,484
                                                                           ----------------- -----------------
   Net cash provided by continuing operations.............................        2,155,454          6,408,528
   Net loss from discontinued operations..................................            -               (180,043)
   Change in net assets of discontinued operations........................            -              7,265,280
                                                                           ----------------- -----------------
   Net cash provided by operating activities..............................        2,155,454         13,493,765
                                                                           ----------------- -----------------

Cash flows from investing activities:
  Capital expenditures....................................................      (22,330,598)        (7,020,311)
  Proceeds from sale of property and equipment............................        1,910,521            991,606
  Gain on sale of assets from discontinued operations.....................                 -        20,531,581
    Purchase of marketable securities. . . . . . . . . . . . . . .                         -        (4,982,000)
    Investment in Eastern stock. . . . . . . . . . . . . . . . . . .                       -       (16,877,210)
    Unrealized loss on marketable securities. . . . . . . . . .                       -               (140,790)
                                                                           ----------------- ------------------
Net cash provided by (used in) investing activities.......................      (20,420,077)       (7,497,124)
                                                                           ----------------- ------------------

Cash flows from financing activities:
  Proceeds from long-term debt............................................       34,410,738         34,420,460
  Repayments of long-term debt............................................      (14,873,228)       (35,820,423)
  Repayments of Employee Stock Ownership Plan
     Trust debt...........................................................         (360,000)          (376,937)
  Purchase of treasury stock..............................................         (267,331)          (252,727)
                                                                           ----------------- ------------------
Net cash provided by (used in) financing activities.......................       18,910,179         (2,029,627)
                                                                           ----------------- ------------------

Net increase (decrease) in cash...........................................          645,556          3,967,014
Cash, beginning of period.................................................          968,638          3,674,027
                                                                           ----------------- -----------------
Cash, end of period....................................................... $      1,614,194  $       7,641,041
                                                                           ================= =================


                                  KIMMINS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization. Kimmins Corp. and its subsidiaries (collectively, the "Company") has historically operated two business segments: specialty contracting services and solid waste management services. The Company continues to provide specialty contracting services, including infrastructure development; underground construction; road work; mining services, demolition and dismantling of facilities; and asbestos abatement. The Company had provided solid waste management services to commercial, industrial, residential and, municipal customers in the state of Florida. The Company sold its solid waste management operations in a stock sale to a competitor which was completed on September 3, 1998.

          Basis  of   presentation.   The   accompanying   unaudited   condensed
consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1997, included in the Company's Form 10-K dated December 31, 1997, as filed with the United States Securities and Exchange Commission.

          Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

          Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, including TransCor Waste Services, Inc. ("TransCor"), an 83 percent owned subsidiary. All material intercompany transactions have been eliminated. See Note 9 for additional information.

          Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Intangible assets. Intangible assets consist principally of the excess of costs over fair market value of the net assets of the acquired solid waste management business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years. Amortization expense was approximately $393,000 and $37,000 for the nine months ended September 30, 1997 and 1998, respectively. Accumulated amortization was approximately $245,000 at December 31, 1997. The intangible assets including customer contracts were sold on May 31, 1998, as part of the sale of the Jacksonville operations to Eastern Environmental Services of Florida, Inc. See Note 8 for additional information.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        ORGANIZATION   AND   SUMMARY  OF   SIGNIFICANT   ACCOUNTING   POLICIES
          (CONTINUED)

          Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1996 and 1997, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $165,000 and $168,000 for the nine months ended September 30, 1997 and 1998, respectively. Accumulated amortization was $909,000 and $1,077,000 at December 31, 1997, and September 30, 1998,
respectively. All of the pre-contract costs and loan costs capitalized as of December 31, 1997, were held by TransCor's subsidiary, Kimmins Recycling Corp.
(KRC) which was sold effective August 31, 1998. Accordingly, pre-contract and loan costs were included in "net assets of discontinued operations" at December 31, 1997.

          Investments. The Company's 30 percent investment in Cumberland Technologies, Inc. ("Cumberland") and 49 percent investment in Summerbreeze Apartments, Ltd., and Sunshadow Apartments Ltd. (the "Apartments") are accounted for using the equity method of accounting. The Company's investments in marketable securities are accounted for using the cost method.

          Earnings per share - Net income (loss) per share is computed based on the weighted average number of shares of capital stock and stock options outstanding. Diluted earnings per share includes unexercised stock options assuming an average stock price. The convertible subordinated debt was not included in the computations because the assumed conversion would be antidilutive.

2.        MARKETABLE SECURITIES

          Commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the proceeds received from the sale of Kimmins Recycling Corp. (KRC). In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of $4,971,000 as of September 30, 1998. The Company's cost basis in these investments is $5,000,000, and the unrealized loss of approximately $18,000, net of deferred income taxes of approximately $11,000, is reported as a separate component of shareholders equity.

3.        COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS


                                                    December 31,   September 30,
                                                       1997           1998
                                                                   (unaudited)
Expenditures on uncompleted contracts............. $115,708,567  $ 114,185,068
Estimated earnings on uncompleted contracts.......    6,141,672     (1,248,835)
                                                    ------------    -----------
                                                    121,850,239     112,936,233
Less actual and allowable billings on uncompleted
   contracts......................................  111,869,559    102,183,036
                                                    ------------  ------------
                                                   $  9,980,680    $10,753,197
                                                   =============   ===========
Costs and estimated earnings in excess of billings
   on uncompleted contracts....................... $ 14,564,213  $  13,743,972
Billings in excess of costs and estimated earnings
   on uncompleted contracts.......................   (4,583,533)    (2,990,775)
                                                    ------------  -------------
                                                   $  9,980,680  $  10,753,197
                                                   ============= =============

3.        COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (CONTINUED)

          As of December 31, 1997, and September 30, 1998, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of $12,000,000 and
$10,000,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions that are not expected to be collected within twelve months at December 31, 1997 and September 30, 1998 were approximately $9,130,000 and $8,950,000. Accordingly, these amounts are classified as non-current assets.

4.        PROPERTY HELD FOR SALE

          As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty contracting segment, the Company decided to sell its thermal incineration unit. This asset has a carrying value of approximately $1,800,000 as of December 31, 1997 and September 30, 1998, respectively. A purchase agreement for the sale of the incinerator for $1,800,000 is currently pending. The Company wrote down the carrying value of the asset by $40,000 in 1997 to reflect the fair market value based on the purchase agreement. The incinerator is classified as a non-current asset under the caption, "property held for sale."

          In addition, as a result of management's review of the Company's various regional solid waste operating facilities, a decision was made to dispose of less profitable operating assets. During 1997, the Company's TransCor subsidiary sold its residential solid waste services contract with St. Lucie County to a competitor and ceased operations at its Lantana, Florida, facility. The Company wrote off intangible assets of $183,000 associated with contracts that were sold. Also, in accordance with SFAS No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," TransCor wrote down certain land and buildings that management believed had carrying amounts higher than their fair market value, resulting in the recognition of a $590,000 impairment loss during 1997.

          TransCor's impairment loss of $590,000 was calculated by comparing the carrying amount of impaired assets of approximately $2,834,000 with recent offers on the properties held for sale. The $590,000 impairment loss is included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 1997. The land and buildings held at September 30, 1998, and December 31, 1997, which were not included in the sale of TransCor's solid waste services division, were carried at $1,210,000 and $1,216,000, respectively, net of an impairment loss of $90,000 as long term assets under the caption "Property held for sale."

TransCor's land and buildings which were being held for sale and were included in the sale of the solid waste services division are included in the caption "net assets of discontinued solid waste management operations" and carried a net of an impairment loss of $500,000 at $1,834,000 and $1,511,000 at December 31, 1997 and August 31, 1998 respectively.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  5.       PROPERTY AND EQUIPMENT, NET


                                                                       December 31,        September 30,
                                                                           1997                1998
                                                                                            (unaudited)

           Land....................................................   $      4,323,053    $        658,234
           Buildings and improvements..............................          6,235,460           2,166,984
           Construction and recycling equipment....................         88,087,064          61,650,050
           Furniture and fixtures..................................          1,503,217             698,628
           Construction in progress................................             48,419             461,294
                                                                       ----------------    ---------------
                                                                           100,197,213          65,635,190
           Less accumulated depreciation...........................        (27,420,533)        (19,034,896)
                                                                       ----------------    ----------------
                                                                            72,776,680          46,600,294
           Less net property and equipment attributable to
             discontinued operations...............................        (24,748,670)               ---
                                                                       ----------------    --------------
           Net property and equipment attributable to assets of
              continuing operations................................   $     48,028,010    $     46,600,294
                                                                      =================   ================

          Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to thirty years. Depreciation expense was $5,850,000 and $9,458,000 for the nine months ended September 30, 1997 and 1998, respectively. The increase in depreciation expense at September 30, 1998, is primarily attributable to the Company's purchases in 1997 of approximately $41,000,000 of equipment for use in the specialty contracting segment. For the nine months ended September 30, 1998, $7,155,000 of depreciation expense was attributable to continuing operations and $2,303,000 was attributable to discontinued operations.

          On May 31, 1998, the Company sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc. (EESF), for $11,600,000 in cash. The proceeds exceeded the net book value of the underlying assets sold by approximately $5,263,000. This gain is shown in the Consolidated Statements of Operations as part of "income from discontinued operations." On September 3, 1998, the Company sold the stock of KRC to EESF resulting in the Company's exit from the solid waste industry.

  6.       INVESTMENT IN CUMBERLAND TECHNOLOGIES, INC.

          On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock of Cumberland in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. At October 27, 1998, the market value of the Cumberland common stock held by the Company was approximately $5,169,000 or $3.00 per share.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           6. INVESTMENT IN CUMBERLAND TECHNOLOGIES, INC. (CONTINUED)

          The following is a summary of the financial position at September 30, 1998, and results of operations of Cumberland for the nine-month period ending September 30, 1998:


                                                            September 30,
                                                                1998
                                                             (unaudited)

           Cash and cash equivalents.....................  $      3,073,318
           Investments in various marketable securities..         3,868,699
           Accounts receivable - trade, net..............         2,608,804
           Reinsurance recoverable.......................         1,701,813
           Intangibles...................................         1,504,830
           Other.........................................         2,506,160
                                                            ---------------
              Total assets...............................  $     15,263,624
                                                           ================

           Policy liabilities and accruals...............  $      7,537,769
           Long-term debt................................         1,342,205
           Other.........................................           870,738
                                                            ---------------
              Total liabilities..........................         9,750,712
           Stockholders' equity..........................         5,512,912
                                                            ---------------
              Total liabilities and stockholders' equity.  $     15,263,624
                                                           ================

          Cumberland's operating results included revenue of $899,000 and a net loss of $30,000 during the third quarter. The Company's equity in this net loss was approximately $9,000. In addition, approximately $41,000 of amortization expense was recorded by the Company related to the investment during the third quarter.

          Cumberland's operating results included revenue of $5,410,000 and net income of $617,000 during the nine-month period ending September 30, 1998. The Company's equity in this net income amounted to approximately $195,000. In addition, approximately $123,000 of amortization expense was recorded by the Company related to the investment during the nine months ended September 30, 1998. Accumulated amortization was approximately $165,000 and $288,000 at December 31, 1997, and September 30, 1998, respectively.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.        INVESTMENT  IN  CUMBERLAND  TECHNOLOGIES,   INC.  AND  THE  APARTMENTS
          (CONTINUED)

          During the third quarter ended September 30, 1998, the Apartments recognized revenue of $1,109,000 and a net loss of $62,000. The Company has recorded its 49 percent share of the net results of operations. In addition, approximately $101,000 of amortization expense was recorded by the Company related to the investments in the Apartments during the third quarter.

          The Apartments recognized revenue of $3,446,000 and a net loss of $240,000 during the nine-month period ended September 30, 1998. The Company's equity in this net loss was approximately $118,000 for the first nine months of 1998. In addition, approximately $302,000 of amortization expense was recorded. At September 30, 1998, the Company's balance in its total investment in the Apartments was approximately $6,343,000, of which $900,000 is classified as an "accounts receivable - affiliate."

          The following is a summary of the financial position of the Apartments at September 30, 1998:


                                                        Total
                                                     Investment

Cash and cash equivalents........................  $         28,000
Accounts receivable - affiliate..................           995,000
Land.............................................         3,800,000
Buildings, capitalized construction interest,
  furniture and equipment, net...................        16,644,000
Other............................................           547,000
                                                    ---------------
     Total assets................................  $    _22,014,000
                                                   ================

Accounts payable and accrued expenses............  $        710,000
Accounts payable to affiliates...................         1,504,000
Mortgage loan payable............................        21,032,000
Note payable to partner - Francis M. Williams....         2,860,000
                                                    ---------------
     Total liabilities...........................        26,106,000
Partners' deficit................................        (4,092,000)
                                                    ----------------
Total liabilities and partners' deficit..........  $     22,014,000
                                                   ================

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.        LONG-TERM DEBT


                                                             December 31,        September 30,
                                                                 1997                1998
                                                                                  (unaudited)

Notes payable,  principal and interest payable
in monthly installments through March 1, 2003,
interest at varying rates up to 10 percent,
collateralized by equipment............................   $     63,076,321    $     48,859,392

Revolving  term bank line of  credit,  $2,974,000
($4,424,000  during 1997) maximum, due July 31, 1999,
interest payable monthly at lender's base rate plus
 .5 percent, permanent quarterly principal reductions of
$250,000 began on July 1, 1997.........................          4,235,377           1,138,003

Revolving term line of credit,  $16,000,000
($16,000,000 during 1997) maximum,  due February 26,
1999,  interest payable monthly at lender's base rate
of LIBOR plus 2.5 percent, collateralized by equipment...        12,200,000          13,700,000

Mortgage notes, principal and interest payable in
monthly installments through  August 1, 2010,  interest
at varying  rates up to prime plus 1.75 percent,
collateralized by land and buildings.....................         6,535,013            1,897,940
                                                          ---------------------  ---------------
    Total long-term debt.................................         86,046,711          65,595,335
Less long-term debt of discontinued operations...........         19,051,413           ---
Less current portion of long-term debt...................         12,723,528          10,879,141
                                                             ----------------    ---------------
Long-term debt of continuing operations..................   $     54,271,770    $     54,716,194
                                                            =================   ================

          At September 30, 1998, there was approximately $1,736,000 of borrowings available under the revolving term bank line of credit. The Company was also contingently liable for letters of credit in the amount of approximately $2,526,000 at September 30, 1998.

          The revolving term bank line of $1,138,000 and the letter of credit facility of $2,526,000 are secured by a pledge of all of the stock of the
Company's  subsidiaries,  and  substantially  all of  the  unsecured  assets  of
Kimmins. The use of funds under these lines is limited among certain subsidiaries, and repayment is guaranteed by Cumberland.

          The revolving term line of credit of $16,000,000 is secured by a pledge of the trade receivables of Kimmins Contracting Corp.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.        LONG-TERM DEBT (CONTINUED)

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

          During 1997, Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of the Company, entered into four separate debt agreements. KCC converted equipment previously rented under operating leases into equipment notes of approximately $13,041,000 in February 1997 and $28,590,000 in November 1997 under terms similar to the Company's other equipment notes outstanding. In addition, KCC obtained an $11,000,000 working capital loan, of which $7,000,000 was used to reduce the Company's outstanding revolving term bank line of credit during March 1997. In November 1997, KCC increased the working capital loan from $11,000,000 to $16,000,000. As of September 30, 1998, KCC had drawn $13,700,000 on the line of credit.

          The above equipment notes and the working capital loan agreements contain certain covenants, the most restrictive of which require maintenance of a total liabilities to adjusted net worth ratio of 8.0 to 1.0 and a current ratio of 1.5 to 1.0. Regarding the revolving term line of credit for $13,700,000 and outstanding equipment notes for approximately $40,900,000, KCC and the Company, as guarantor, did not meet the total liability to net worth ratio, current ratio or net income requirements under the credit and note agreements. The equipment notes and working capital loan are guaranteed by the Company and require the Company to maintain a debt to equity ratio not exceeding 6.5 to 1 and a current ratio of not less than 1.2 to 1. The Company and KCC have obtained waivers of these financial covenants for all measurement periods during the year ended December 31, 1998. In addition, the Company received a modification of the covenants for the year ended December 31, 1998, with which the Company believes it is in compliance.

          Included in the notes payable of approximately $61,263,000 are equipment notes of TransCor for $3,500,000 that are due in July 1998. TransCor has executed a commitment agreement that refinances the $3,500,000 until January 1, 2000. The $3,500,000 is classified as net assets from discontinued operations as of September 30, 1998.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.        EARNINGS PER SHARE

          As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:



                                                                                  Three months
                                                                               ended September 30,

                                                                           1997                 1998
          Numerator:

          Net income...............................................   $      2,143,918    $    (11,463,136)
          Adjustment for basic earnings per share..................                  0                    0
                                                                       ----------------    ----------------
          Numerator for basic earnings per share -
             income available to common
             stockholders..........................................                  0                    0
          Effect of dilutive securities............................                  0                    0
                                                                       ----------------    ----------------
          Numerator for diluted earnings per share:
              Income from continuing operations....................          2,143,918         (11,463,136)
              Income (loss) from discontinued operations...........         (1,397,191)         16,662,818
                                                                       ----------------    ---------------
          Income available to common stockholders after
          assumed  conversions.....................................   $        746,727    $      5,199,682
                                                                      =================   ================


          Denominator:

          Denominator for basic earnings per share -
             weighted-average shares...............................          4,296,969            4,296,969
          Effective of dilutive securities:
          Stock options............................................            116,241                    0
          Dilutive potential common shares.........................                  0                    0
                                                                       ----------------    ----------------
          Denominator for diluted earnings per share -
             adjusted weighted-average shares and
             assumed conversions...................................          4,413,210            4,296,969
                                                                       ================    ================

          Basic income per share from continuing
              operations...........................................   $            .50    $           (2.67)
                                                                      =================   ==================
          Diluted income per share from continuing
              operations...........................................   $            .49    $           (2.67)
                                                                      =================   ==================

          Basic income (loss) per share from discontinued
              operations...........................................   $           (.33)   $            3.88
                                                                      =================   =================
          Diluted income (loss) per share from discontinued
              operations...........................................   $           (.32)   $            3.88
                                                                      =================   =================

          Total basic income (loss) per share......................   $            .17    $            1.21
                                                                      =================   =================
          Total diluted income (loss) per share....................   $            .17    $            1.21
                                                                      =================   =================

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  8.      EARNINGS PER SHARE (CONTINUED)


                                                                                  Nine months
                                                                              ended September 30,
                                                                           1997                1998

          Numerator:

          Net income...............................................   $      4,731,628    $    (9,960,956)
          Adjustment for basic earnings per share..................          ---                ---
                                                                       ----------------    ----------------
          Numerator for basic earnings per share -
             income available to common
             stockholders..........................................          ---                ---
          Effect of dilutive securities............................          ---                ---
                                                                       ----------------    ----------------
          Numerator for diluted earnings per share:
              Income from continuing operations....................          4,731,628         (9,960,956)
              Income (loss) from discontinued operations...........         (2,289,368)        19,741,538
                                                                       ----------------    ----------------
          Income available to common stockholders after assumed
              conversions..........................................   $      2,442,260    $     9,780,582
                                                                      =================   =================

          Denominator:

          Denominator for basic earnings per share -
             weighted-average shares...............................          4,325,731          4,296,969
          Effective of dilutive securities:
          Stock options............................................             85,033                  0
          Dilutive potential common shares.........................                  0                  0
                                                                      -----------------   -----------------
          Denominator for diluted earnings per share -
             adjusted weighted-average shares and
             assumed conversions...................................          4,410,764           4,296,969
                                                                       ================    ===============

          Basic income per share from continuing
              operations...........................................   $           1.09    $          (2.32)
                                                                      =================   =================
          Diluted income per share from continuing
              operations...........................................   $           1.07    $          (2.32)
                                                                      =================   =================

          Basic income (loss) per share from discontinued
              operations...........................................   $           (.53)   $           4.60
                                                                      =================   ================
          Diluted income (loss) per share from discontinued
              operations...........................................   $           (.52)   $           4.60
                                                                      =================   ================

          Total basic income (loss) per share......................   $            .56    $           2.28
                                                                      =================   ================
          Total diluted income (loss) per share....................   $            .55    $           2.28
                                                                      =================   ================

     Unexercised options to purchase 254,075 and 274075 shares of common stock for 1997 and 1998 were not included in the computations of diluted income per share because the assumed conversion would be antidilutive under the new standards which utilize income or loss from continuing operations in determining whether securities are antidilutive. Additionally, because of the loss from continuing operations, 2,291,569 shares of Class B common stock which are convertible at year end if the Company's net income remains above $9,700,000, are excluded from the calculation.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  9.      DISCONTINUED OPERATIONS

              On July 17, 1998, the Company adopted a formal plan to sell its solid waste management services operations to a competitor Eastern Environmental Services, Inc. (EESI). On August 31, 1998 the Company completed the sale of the solid waste management services (SWMS) operations. The assets sold consisted primarily of accounts receivables, contracts and property and equipment. The selling price was $57,800,000 in the form of cash and EESI common stock.

              Operations for the six months ended June 30, 1998 are shown separately in the accompanying income statement. The consolidated statements of operations for the three and nine month periods ended September 30, 1997 have been restated to show separately the operating results of the SWMS operations.

              Net revenues of the SWMS operations for the three and nine month periods ending September 30, 1997 and 1998 were $9,793,000 and $6,679,000, and $32,684,000 and $27,276,000, respectively. These amounts are included in the income or loss from discontinued operations portion of the accompanying consolidated statements of operations. Approximately $4,832,000 of these net revenues were received after the Company's adoption of the plan to sell the SWMS operations.

              Information related to the discontinued operations of KRC for the three- and nine-month periods ended September 30, 1998, is as follows:


                                                     Three months   Nine months
                                                         ended        ended
                                                     September 30, September 30,
                                                         1998         1998

          Net revenue.............................. $  4,833,000  $21,526,000
          Operating expenses.......................    4,384,000   18,176,000
          Selling, general and administrative
                expenses.......................        1,650,000    4,002,000
                                                     ------------  ----------
          Operating income.........................   (1,201,000)    (652,000)
          Non-operating gain on sale of assets.....     (458,000)   4,805,000
          Interest.................................      221,000      913,000
                                                     ------------  ----------
          Income before provision for income taxes.   (1,880,000)   3,240,000
          Income taxes.............................     (722,000)   1,280,000
                                                     ------------  ----------
          Net income............................... $ (1,158,000) $ 1,960,000
                                                    ============= ===========

              Assets and liabilities of the discontinued SWMS operations sold consisted of the following:


                                 August 31, 1998              December 31, 1997
                                 ---------------              -----------------
  Accounts receivable                 $4,120,410                     $3,885,857
  Other current assets                 2,559,727                        572,951
  Property and equipment              26,144,418                     27,583,052
  Intangible assets                       74,898                        606,975
  Other assets                           826,892                      1,142,205
                                  --------------                  -------------
       Total assets                   33,726,345                     33,791,040

  Current liabilities                 11,480,231                     26,525,760
                                   -------------                  -------------
       Net assets disposed of        $22,246,114                     $7,265,280
                                    ============                  =============

          Net assets sold have been separately classified in the accompanying balance sheet at December 31, 1997.

     The sale of the Company's SWMS operations to EESI for approximately $57,800,000 resulted in a gain of approximately $19,922,000 net of taxes approximately $11,164,000. Approximately $15.1 million of the cash proceeds were used to pay off debt on the property and equipment of the SWMS operations. An additional $6.6 million was used to fund the working capital deficit of the SWMS operations at August 31, 1998.

  10.     INVESTMENT IN SUBSIDIARIES

          On August 14, 1998, the Company, acquired an additional 297,200 shares of common stock in TransCor from Francis M. Williams, President and Chief Executive Officer. The acquisition increased the Company's ownership percentage to 81 percent from 74 percent and results in the ability to consolidate the Company and TransCor for federal income tax purposes on a prospective basis.

11.       COMPREHENSIVE INCOME

          In accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997, the following table summarizes the Company's comprehensive income:


                                                 Three Months Ended September 30        Nine Months Ended September 30

                                                      1997               1998               1997               1998
                                                      ----               ----               ----               ----

  Net Income                                            $746,727         $5,199,682         $2,442,260        $9,780,582
  Unrealized losses on securities net of tax              -                 140,790           -                  140,790
                                                 ----------------        ----------    ----------------       ----------
  tax

  Comprehensive income                                  $746,727         $5,058,892         $2,442,260        $9,639,792
                                                     ===========         ==========         ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Net revenue for the three months ended September 30, 1998, decreased by $19,902,000, or 78 percent, to $5,747,000 from $25,649,000 for the three months ended September 30, 1997. The decrease is due primarily to certain decreases in the Company's utility contracting services ($15,238,000 decrease in net revenue) caused by weather related delays and by remediation services ($4,040,000 decrease in net revenue) caused by the closing of its New York operations. In addition, other services decreased net revenues by $625,000.

          Outside services, which largely represent subcontractor costs, increased, as a percentage of net revenue, to 59 percent for the three months ended September 30, 1998, from 24 percent for the same period in 1997. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a greater extent during 1998 than 1997 due to the specific contracts in progress and the associated work requirements. The percentage increase is primarily attributable to lower revenues in utility contracting services.

          Cost of revenue earned, as a percentage of net revenue, for the three months ended September 30, 1998, increased to 289 percent as compared to 78 percent for the same period in 1997. As a result, the gross loss for the three months ended September 30, 1998, was $10,886,000 (negative 189 percent of net revenue) compared to $5,564,000 (22 percent of net revenue) for the same period in 1997. The decrease of $16,450,000 in the dollar amount of gross margin is primarily associated with the Company's utility contracting services ($13,301,000 decrease in gross profit) and additionally from the Company's remediation services ($2,520,000 decrease in gross profit) and the Company's other services ($629,000 decrease in gross profit).

          During the three months ended September 30, 1998, selling, general and administrative expenses increased by $888,000 to $2,892,000 (50 percent of net revenue) from $2,004,000 (8 percent of net revenue) for the same period in 1997. The dollar and percentage increase is primarily a result of one-time costs associated with the sale of the discontinued solid waste operations and reduced revenues in utility contracting services. For discontinued operations, selling, general and administrative expenses for the three months ended September 30, 1998, were $1,649,000, representing a decrease of $492,000, or 9 percent, from $2,141,000 for the same period in 1997. The dollar and percentage decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with facilities that have been closed or sold and from management's actions to reduce overhead costs.

          The Company's subsidiary, TransCor, exited the solid waste industry when it sold its operating subsidiary, KRC, to Eastern Environmental Services of Florida, Inc., for approximately $57,800,000 in cash and stock. This transaction resulted in a gain on the sale of discontinued operations of approximately $16,663,000 net taxes of approximately $9,162,000. This gain is included in the gain on sale of discontinued operations for the three- and nine-month periods ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (CONTINUED)

          Minority interest in net income of subsidiary was $2,154,000 for the three months ended September 30, 1998, compared to a minority interest in net loss of subsidiary of $346,000 during the same period in 1997. The minority interest in net income or loss of the subsidiary had reflected approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. During the three months ended September 30, 1998, the Company acquired approximately 297,000 shares of TransCor stock from Frances M. Williams the majority owner of the Company and Chairman of the Board of the Company and of TransCor. This purchase of approximately 7% of the outstanding shares increased the companies ownership in TransCor to 81%. Also during the three months ended September 30, 1998, TransCor acquired 77,000 shares of Treasury Stock on the open market effectively increasing the Company's ownership an additional 2% to 83%. The increase in TransCor's earnings between periods is attributable to the gain on the sale of discontinued solid waste management operations.

          Interest expense, net of interest income, increased to $1,662,000 during the three months ended September 30, 1998, compared to $812,000 for the same period in 1997. The increase is primarily attributable to increases in average borrowings during 1997 from the acquisition of equipment used in the specialty contracting segment of approximately $40,000,000, most of which was acquired in the fourth quarter of 1997.

          As a result of the foregoing, the loss from continuing operations before provision for income taxes for the three months ended September 30, 1998, was $11,463,000 (negative 200 percent of net revenue) compared to net income before provision for taxes of $3,094,000 (12 percent of net revenue) during the same period in 1997.

          The Company's effective tax rate was 36.9 percent for the three months ended September 30, 1998, compared to a rate of 7.1 percent for 1997 tax benefits. The lower than statutory effective tax rate was primarily due to the net operating loss generated by the Company during 1997 and the resulting tax benefits from credit and loss carryforwards. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2012; however, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of approximately $2,801,000 was recognized during 1997. Included in the tax benefit, the Company has approximately $697,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

          The Company generated a net loss of $11,463,000 of income from continuing operations for the three-month period ended September 30, 1998, as compared to income of $2,144,000 for the same period in 1997.

          In addition to the continuing operations, the Company incurred no losses from discontinued solid waste management services operations for the three months ended September 30, 1998, representing a decrease of $1,397,000 or approximately 92 percent from $1,397,000 for the three months ended September 30, 1997. The dollar and percentage decrease in losses is primarily attributable to the sale of KRC in August 1998, the sale of certain operating assets in May 1998 and reduced overhead costs such as administrative, sales, marketing and labor costs as a result of facility closures and managements actions to reduce overhead costs.

          The Company's sale of KRC to EESI for approximately $57,800,000 resulted in a gain of $17,283,000 net of taxes of $9,552,000. Also included in the gain are losses of $1,119,000 net of a tax benefit of $715,000 from discontinued solid waste management services operations for the period from the measurement date on July 14, 1998 through August 31, 1998.

          As a result of the foregoing, the Company generated net income for the three months ended September 30, 1998, of $5,200,000 (90 percent of net revenue) as compared to net income of $747,000 (3 percent of net revenue) for the same period during 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

           COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          Net revenue for the nine months ended September 30, 1998, decreased by $22,019,000, or 32 percent, to $47,116,000 from $69,136,000 for the same period in 1997. The decrease is due primarily to decreases in the Company's utility contracting services ($12,805,000 decrease in net revenue) caused by weather related delays, demolition services ($2,545,000 decrease in net revenue) and to decreases in remediation services ($6,400,000 decrease in net revenue) caused by the closing of its New York operations. In addition, other services decreased net revenues by $269,000.

          Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 22 percent for the nine months ended September 30, 1998, from 24 percent for the same period in 1997. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a lesser extent during 1998 than 1997 due to the specific contracts in progress and the associated work requirements, especially due to the increase in land reclamation work where little or no subcontractors are utilized and the decrease in road construction work which requires significant use of subcontractors.

          Cost of revenue earned, as a percentage of net revenue, for the nine months ended September 30, 1998, increased to 105 percent from 81 percent for the same period in 1997. As a result, the gross loss for the nine months ended September 30, 1998, was $2,122,000 (negative 5 percent of net revenue) compared to $13,359,000 (19 percent of net revenue) gross profit for the same period in 1997. The decrease in the dollar amount ($15,481,000) and percentage of gross margin (negative 116 percent) is primarily associated with cost overruns caused by weather related delays in the Company's utility contracting services ($12,562,000 decrease in gross profit) and additionally from remediation services ($1,930,000 decrease in gross profit), industrial demolition services ($1,354,000 decrease in gross profit). These decreases are partially offset by increases in the Company's other demolition services ($233,000 increase in gross profit) and asbestos abatement services ($133,000 increase in gross profit).

          During the nine months ended September 30, 1998, selling, general and administrative expenses increased to $6,706,000 (14 percent of net revenue) from $5,142,000 (7 percent of net revenue) for the same period in 1997. The dollar and percentage increase is primarily a result of one-time costs associated with the sale of the solid waste services subsidiary and reduced revenues in utility contracting services. For discontinued operations, selling, general and administrative expenses for the nine months ended September 30, 1998, were $4,302,000, representing a decrease of $1,803,000, or 30 percent, from $6,105,000 for the same period in 1997. The dollar and percentage decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with facilities that have been closed or sold and from management's actions to reduce overhead costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (CONTINUED)

          The Company's subsidiary, TransCor, sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash. This transaction, combined with the Company's sale of certain other vehicles, waste containers, and equipment during the nine months ended September 30, 1998, resulted in a non-operating gain of approximately $4,805,000. These assets were primarily utilized in the Company's commercial and residential waste collection services. This gain is included in income from discontinued operations for the nine-month period ended September 30, 1998.

          Minority interest in net income of subsidiary was $3,060,000 for the nine months ended September 30, 1998, compared to minority interest in net loss of subsidiary of $381,000 during the same period in 1997. The minority interest in net income or net loss of the subsidiary has historically reflected approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The minority interest of 26% was reduced to 19% as a result of the Company's purchase of approximately 297,000 shares (or 7%) of TransCor stock from Mr. Williams on August 14, 1998. Additionally, during the nine months ended September 30, 1998, TransCor acquired 77,000 shares of treasury stock on the open market effectively increasing the Company's ownership an additional 2% to 83%. The increase in TransCor's earnings between years is attributable primarily to the gain on the sale of discontinued operations and to a lesser extent to reduced administration and overhead costs at certain solid waste management facilities, especially the headquarter's office.

          Interest expense, net of interest income, increased to $4,647,000 during the nine months ended September 30, 1998, compared to $2,136,000 for the same period in 1997. The increase is primarily attributable to increases in average borrowings during 1997 from the acquisition of equipment used in the specialty contracting segment of approximately $40,000,000, most of which was acquired in the fourth quarter of 1997.

          As a result of the foregoing, loss from continuing operations before provision for income taxes for the nine months ended September 30, 1998, was $16,758,000 (36 percent of net revenue) compared to income before provision for income taxes of $6,462,000 (9 percent of net revenue) during the same period in 1997.

          The Company's effective tax rate for continuing operations was 40 percent for the nine months ended September 30, 1998, compared to a rate of 26.7 percent for 1997 tax benefits. The lower than statutory effective tax rate was primarily due to the net operating loss generated by the Company during 1997 and the resulting tax benefits from credit and loss carryforwards. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2012; however, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of approximately $2,801,000 was recognized during 1997. Included in the tax benefit, the Company has approximately $697,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

          The Company incurred a loss from continuing operations of $9,961,000 (negative 21 percent of net revenue) for the nine months ended September 30,
1998, as compared with income from continuing operations of $4,732,000 (7 percent of net revenue) for the same period during 1997.

                              RESULTS OF OPERATIONS
     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (CONTINUED)

     In addition to the continuing operations, the Company incurred losses from discontinued solid waste management services operations of $180,000 for the nine months ended September 30, 1998, representing a decrease of $2,109,000 or approximately 92 percent from $2,289,000 for the nine months ended September 30, 1997. The dollar and percentage decrease in losses is primarily attributable to the sale of KRC in August 1998, the sale of certain operating assets in May 1998 and reduced overhead costs such as administrative, sales, marketing and labor costs as a result of facility closures and management's actions to reduce overhead costs.

     The Company's sale of KRC to EESI for approximately $57,800,000 resulted in a gain of $20,532,000 net of taxes of $11,554,000. Also included in the gain are losses of $1,119,000 net of a tax benefit of $715,000 from discontinued solid waste management services operations for the period from the measurement date on July 14, 1998 through August 31, 1998.

          As a result of the foregoing, the Company reported net income for the nine months ended September 30, 1998, of $9,781,000 (21 percent of net revenue) as compared with net income of $2,442,000 (4 percent of net revenue) for the same period during 1997.

                 ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $13,494,000 and $2,155,000 during the nine months ended September 30, 1998 and 1997, respectively. Cash provided includes the Company's discontinued solid waste management services segment which provided $7,085,000 for the nine months ended September 30, 1998 In addition, $509,000 and $384,000 of cash was provided by continuing operations of the solid waste management services segment for the nine months ended September 30, 1998 and 1997, respectively. Cash used in (provided by) the Company's specialty contracting segment approximated $5,900,000 and ($1,771,000) for the nine months ended September 30, 1998 and 1997, respectively. Cash was used in the specialty contracting operations during the third quarter of 1998 due to the decrease in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts associated with the increase in revenue and significant losses on the earthmoving contracts.

          Net cash used in investing activities during the nine months September 30, 1998, was $7,497,000 as compared to $20,420,000 for the nine months ended September 30, 1997. The decrease in cash used in investing activities is primarily attributable to a gain of $20,532,000 from the sale of assets of discontinued operations as well as reduced capital expenditures of $15,310,000. These decreases were partially offset by investments in Eastern stock of $17,000,000 and other marketable securities of $5,000,000.

          The Company had capital expenditures during the nine months ended September 30, 1997 and 1998 of $22,331,000 and $7,020,000, respectively. The
1997 capital expenditures were primarily related to the conversion of approximately $13,000,000 of construction equipment utilized in the Company's specialty contracting operations, which was previously rented under operating leases. Future capital expenditures will be financed by available cash resources, cash flow from operations, and available credit resources, as needed.

     During 1998 the Company used cash related to financing activities of $2,030,000. Borrowings in 1998 related primarily to the acquisition of approximately $8,106,000 of equipment. These equipment notes require periodic payments through July, 2002. On February 26, 1997, the Company, through its Kimmins Contracting Corp. subsidiary, entered into a credit agreement with a financial institution that provides for unrestricted borrowings up to $11,000,000, of which $7,000,000 was used to reduce the Company's outstanding revolving term bank line of credit during March 1997. Borrowings on this facility are due in February. The credit agreement was increased to $16,000,000 in November 1997; and, as of September 30, 1998, borrowings were $13,700,000. The Company made repayments on long-term debt of $35,820,000 during the first nine months of 1998.

          The Company's ratio of debt to equity was 5.78:1.00 and 2.86:1.00 at December 31, 1997, and September 30, 1998, respectively. The decrease in debt is primarily due to the debt paydowns exceeding new debt and an increase in equity resulting from net income generated in the first nine months, especially the gain of $16,663,000.

                 ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


          During the nine months ended September 30, 1997 and 1998, the Company's average contract and trade receivables less retainage were outstanding for 69 and 87 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payables.

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

          At December 31, 1997, and September 30, 1998, $1,076,000 and $900,000,
respectively, of the combined accounts receivable - affiliates and note receivable - affiliates are due from affiliates of the Company's President. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

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

          The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities. Start-up costs are defined broadly in the SOP as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up costs, including organizational costs, should be expensed as incurred under the new SOP. The SOP would be effective for most entities for fiscal years beginning after December 15, 1998. As a result of the sale of the Company's solid waste subsidiary in September 1998, the Company will have no capitalized start-up costs remaining at December 31, 1998. At December 31, 1997, the balance of capitalized start-up costs of $330,000 were reflected in the "net assets of discontinued operations."

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

          Not required pursuant to Item 305, General Instruction 1.

                           PART II - OTHER INFORMATION


  Item 1. Legal proceedings

              None

  Item 2. Changes in securities

              None

  Item 3. Defaults upon senior securities

              None

  Item 4. Submission of matters to a vote of security holders

At the Company's Annual Meeting of Shareholders held on August 25, 1998, thefollowing individuals were elected to the Company's Board of Directors to serve as directors until the Annual Meeting of Shareholders held in 2001 anduntil their successors are elected and have qualified:

                                                               VOTES    VOTES
                                                               FOR     WITHHELD
                                                            ---------  ---------
Francis M. Williams........................................ 2,153,263    26,393
Michael A. Gold............................................ 2,157,163    23,093
Andrew J. Cohen............................................ 2,156,263    23,993

  Item 5. Other information

              Effective with the close of business on June 10, 1998, TransCor's stock was delisted from the Nasdaq National Market because TransCor could not satisfy the market value public float requirement and was delinquent in filing its 1997 Form 10-K and its 1998 first quarter Form 10-Q. TransCor's application to Nasdaq to initiate listing on the OTC Bulletin Board Service became effective on August 17, 1998.

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


                                    KIMMINS CORP.




                                    By:/s/ FRANCIS M. WILLIAMS
                                           Francis M. Williams
                                           President and Chief Executive Officer
  November 23, 1998

              Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November __, 1998.



  Date:  November 23, 1998        By:   /s/ FRANCIS M. WILLIAMS
         -----------------               -----------------------
                                           Francis M. Williams
                                           President and Chief Executive Officer
                                           (Principle Executive Officer)

  Date:     November 23, 1998     By:  /s/ NORMAN S. DOMINIAK
         -----------------------           ----------------------
                                           Norman S. Dominiak
                                           Vice President and Chief
                                           Financial Officer
                                           (Principle Accounting and
                                           Financial Officer)