Form 10-Q/A
period 1998-09-30
KIMMINS CORP/DE
filed 1998-11-25
CIK 811562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                   FORM 10-Q/A

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

                                 AMENDMENT NO. 1
                                   FORM 10-Q/A

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

                    Notes to consolidated financial
                    statements...........................................6 - 16

          Item 2.   Management's discussion and analysis of financial condition and results of operations...........................17 - 26



PART II.   OTHER INFORMATION

          Item 6.   Exhibits and reports on Form 8-K........................27

                    Signatures..............................................28

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                       December 31,        September 30,
                                                                           1997                1998
                                                                                            (unaudited)

Current assets:
   Cash.............................................................$        3,674,027  $        7,641,041
   Marketable securities. . . . . . . . . . . . . . . . . . . . . . . .      ---                 21,859,210
   Accounts receivable:
      Contract and trade............................................         19,906,358          17,100,432
      Affiliates....................................................            19,628              104,288
   Costs and estimated earnings in excess of billings on                                                ---
      uncompleted contracts.........................................         5,434,123            4,794,114
   Income tax refund receivable.....................................           247,561                  ---
   Deferred income tax..............................................         1,980,148            1,259,738
   Property held for sale...........................................           410,681                  ---
   Other current assets.............................................           347,510              380,026

   Net assets of discontinued solid waste management
      operations....................................................         7,265,280           ---
                                                                    ------------------- ------------------
         Total current assets.......................................        39,285,316          53,138,849
                                                                    ------------------- ------------------

Property and equipment, net.........................................        48,028,010          46,600,294
Property held for sale..............................................         1,800,000           3,051,569
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts......................         9,130,090           8,949,858
Accounts receivable - affiliates....................................           900,000             900,000
Investment in Apartments............................................         5,862,067           5,438,206
Investment in Cumberland Technologies, Inc..........................          4,991,956          5,052,934
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,840             280,694
                                                                    ------------------- ------------------
         Total assets...............................................$      110,006,279  $      123,412,404
                                                                    =================== ==================


The accompanying notes are an integral part of these consolidated financial statements

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                          December 31,     September 30,
                                                                           1997                1998
                                                                                            (unaudited)

Current liabilities:
         Accounts payable - trade.................................. $       15,583,606  $       17,580,017
         Income tax payable........................................              -                1,708,096
         Accrued expenses..........................................          5,584,209            7,784,299
         Billings in excess of costs and estimated earnings on
            uncompleted contracts..................................           4,583,533           2,990,775
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .                 -           1,184,486
 .                                                                            12,723,528          10,879,141
         Current portion of long-term debt.........................
         Current portion of Employee Stock Ownership Plan                      480,000             480,000
                                                                    ------------------- ------------------
            Trust debt.............................................
               Total current liabilities...........................         38,954,876          42,606,814
                                                                    ------------------- ------------------

Long-term debt.....................................................         54,271,770          54,716,194
Employee Stock Ownership Plan Trust debt...........................            960,000             583,063
Deferred income taxes..............................................          3,527,480           1,259,738
Minority interest in subsidiary....................................          2,898,777           5,106,154
Commitments and contingencies......................................              -                   -

Stockholders' equity:
         Preferred stock, $.001 par value; 1,000,000 shares
            authorized, none issued and outstanding ...............              -                   -
         Common stock, $.001 par value; 32,500,000 shares
            authorized; 4,447,397 shares issued and
            outstanding............................................              4,447               4,447
         Class B common stock, $.001 par value; 10,000,000
            shares authorized; 2,291,569 shares issued and
            outstanding............................................              2,292               2,292
         Capital in excess of par value............................         18,730,173          18,477,446
         Retained earnings.........................................         (7,290,073)          2,490,509
     Unrealized loss on securities (net of tax)                                      --           (140,790)
         Unearned employee compensation from Employee
            Stock Ownership Plan Trust.............................         (1,320,000)           (960,000)
                                                                    ------------------- ------------------
                                                                            10,126,839          19,873,904
         Less treasury stock, at cost (150,428 shares).............           (733,463)           (733,463)
                                                                    ------------------- -------------------
               Total stockholders' equity..........................          9,393,376          19,140,441
                                                                    ------------------- ------------------
               Total liabilities and stockholders' equity.......... $      110,006,279  $      123,412,404
                                                                    =================== ==================


The accompanying notes are an integral part of these consolidated financial statements

                                  KIMMINS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three months ended September 30,
                                                                           1997                 1998
                                                                        (unaudited)         (unaudited)

Revenue.............................................................
         Gross revenue..............................................$       31,844,293  $         9,153,861
         Outside services, at cost..................................        (6,195,317)          (3,406,984)
                                                                    ------------------- --------------------
         Net revenue................................................        25,648,976            5,746,877

Costs and Expenses:
         Cost of revenue earned.....................................        20,085,427           16,633,047
         Selling, general, and administrative expenses..............         2,003,589            2,892,102
                                                                    ---------------------   ---------------

Operating income (loss).............................................         3,559,960          (13,778,272)

Pre-acquisition earnings                                                       ---                   223,893

Minority interest in net (income) loss of subsidiary................           346,454           (2,154,632)

Interest expense, net...............................................          (812,412)          (1,662,013)
                                                                    ------------------- --------------------

Income (loss) from continuing operations before provision
         for income taxes...........................................         3,094,002          (17,818,810)

Provision for income taxes (benefit)................................           950,084           (6,355,674)
                                                                    ------------------- --------------------
Income (loss) from continuing operations............................         2,143,918          (11,463,136)

Discontinued operations:
      Gain on sale of discontinued solid waste division net of                  ---               16,662,818
           tax provision of $9,162,149
      Income (loss) from discontinued solid waste division
          (net of tax benefit in 1997 $893,283).....................        (1,397,191)           ---
                                                                    ------------------- --------------------
Income (loss) from discontinued operations                                  (1,397,191)           16,662,818
                                                                    ------------------- --------------------

         Net income.................................................$          746,727  $         5,199,682
                                                                    =================== ===================

Share data:
         Basic income per share from continuing operations..........$              .50  $            (2.67)
                                                                    =================== ===================
         Diluted income per share from continuing operations........$              .49    $          (2.67)
                                                                    =================== ===================


         Basic income (loss) per share from discontinued
            operations..............................................$             (.33) $             3.88
                                                                    =================== ==================
         Diluted income (loss) per share from discontinued
            operations..............................................$             (.32) $             3.88
                                                                    =================== ==================

         Total basic income (loss) per share........................$              .17  $             1.21
                                                                    =================== ==================
         Total diluted income (loss) per share......................$              .17  $             1.21
                                                                    =================== ==================

Weighted average number of shares outstanding used in computations:
            Basic...................................................         4,296,969            4,296,969
                                                                    =================== ===================
            Diluted.................................................         4,413,210            4,296,969
                                                                    =================== ===================

The accompanying notes are an integral part of these consolidated financial statements

                                  KIMMINS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Nine months ended September 30,
                                                                           1997                1998
                                                                        (unaudited)         (unaudited)

Revenue............................................................
  Gross revenue.................................................... $       85,952,579  $       57,293,904
  Outside services, at cost........................................        (16,816,823)        (10,177,626)
                                                                    ------------------- -------------------
  Net revenue......................................................         69,135,756          47,116,278

Costs and Expenses:
  Cost of revenue earned...........................................         55,777,064          49,238,583
  Selling, general, and administrative expenses....................          5,141,587           6,705,690
                                                                    ------------------- ------------------

Operating income (loss)............................................          8,217,105          (8,827,995)

Pre-acquisition income                                                                            (223,893)

Minority interest in net (income) loss of subsidiary                           381,353          (3,059,777)

Interest expense, net..............................................         (2,136,170)         (4,646,559)
                                                                    ------------------- -------------------
Income (loss) from continuing operations before provision
  for income taxes.................................................          6,462,288         (16,758,224)

Provision for income taxes (benefit)...............................          1,730,660           6,797,268
                                                                    ------------------- ------------------
Income (loss) from continuing operations...........................          4,731,628          (9,960,956)

Discontinued operations:
  Gain on sale of discontinued solid waste division net of
    the provision of $11,164,205..................................                ---           19,921,581
  Income (loss) from discontinued solid waste division
    (net of  tax provision of ($1,463,692) and $81,593 in
    1997 and 1998, respectively)..................................          (2,289,368)           (180,043)
                                                                    ------------------- ------------------

Income (loss) from discontinued operations                                  (2,289,368)         19,741,538
                                                                    ------------------- ------------------
  Net income....................................................... $        2,442,260  $        9,780,582
                                                                    =================== ==================

Share data:
  Basic income (loss) per share from continuing
     operations.................................................... $             1.09  $            (2.32)
                                                                    =================== ===================
  Diluted income (loss) per share from continuing
     operations.................................................... $             1.07  $            (2.32)
                                                                    =================== ===================

  Basic income (loss) per share from discontinued
     operations.................................................... $             (.53) $             4.59
                                                                    =================== ==================
  Diluted income (loss) per share from discontinued
     operations.................................................... $             (.52) $             4.59
                                                                    =================== ==================

  Total basic income (loss) per share.............................. $              .56  $             2.27
                                                                    =================== ==================
  Total diluted income (loss) per share............................ $              .55  $             2.27
                                                                    =================== ==================

Weighted average number of shares outstanding used in computations:
     Basic.........................................................          4,325,731           4,296,969
                                                                    =================== ==================
     Diluted.......................................................          4,410,764           4,296,969
                                                                    =================== ==================

The accompanying notes are an integral part of these consolidated financial statements

                                  KIMMINS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine months ended September 30,
                                                                                 1997               1998
                                                                              (unaudited)        (unaudited)


Cash flows from operating activities:
   Net income (loss) from continuing operations........................... $      4,731,628  $      (9,960,956)
   Adjustments to reconcile net income from continuing
       operations to net cash provided (used) by operating
activities:
           Depreciation and amortization..................................        6,416,449          7,121,577
           Minority interest in net loss of subsidiary....................         (381,353)         2,207,377
           Gain on disposal of property and equipment.....................         (542,795)           (80,773)
           Equity in losses of investment.................................           48,352            (62,388)
           Unearned employee compensation from
               Employee Stock Ownership Plan Trust........................          360,000            360,000
           Changes in operating assets and liabilities:
               Accounts receivable........................................       (5,054,483)         2,721,266
               Costs and estimated earnings in excess of
                    billings on uncompleted contracts.....................         (897,451)           820,241
               Income tax refund receivable and payable...................          379,138          1,592,811
               Other assets...............................................         (826,347)          (304,370)
               Accounts payable...........................................         (159,189)         1,996,411
               Accrued expenses...........................................          668,224          2,200,090
               Billings in excess of costs and estimated
                    earnings on uncompleted contracts.....................         (297,351)        (1,592,758)
                                                                           ----------------- ------------------
   Total adjustments......................................................         (286,806)        16,979,484
                                                                           ----------------- -----------------
   Net cash provided by continuing operations.............................        4,444,822          7,018,528
   Net loss from discontinued operations..................................       (2,289,368)          (180,043)
   Change in net assets of discontinued operations........................            -              7,265,280
                                                                           ----------------- -----------------
   Net cash provided by operating activities..............................        2,155,454         14,103,765
                                                                           ----------------- -----------------

Cash flows from investing activities:
  Capital expenditures....................................................      (22,330,598)        (7,020,311)
  Proceeds from sale of property and equipment............................        1,910,521            991,606
  Gain on sale of assets from discontinued operations.....................                 -        19,921,581
    Purchase of marketable securities. . . . . . . . . . . . . . .                         -        (4,982,000)
    Investment in Eastern stock. . . . . . . . . . . . . . . . . . .                       -       (16,877,210)
    Unrealized loss on marketable securities. . . . . . . . . .                       -               (140,790)
                                                                           ----------------- ------------------
Net cash provided by (used in) investing activities.......................      (20,420,077)        (8,107,124)
                                                                           ----------------- ------------------

Cash flows from financing activities:
  Proceeds from long-term debt............................................       34,410,738         34,420,460
  Repayments of long-term debt............................................      (14,873,228)       (35,820,423)
  Repayments of Employee Stock Ownership Plan
     Trust debt...........................................................         (360,000)          (376,937)
  Purchase of treasury stock..............................................         (267,331)          (252,727)
                                                                           ----------------- ------------------
Net cash provided by (used in) financing activities.......................       18,910,179         (2,029,627)
                                                                           ----------------- ------------------

Net increase (decrease) in cash...........................................          645,556          3,967,014
Cash, beginning of period.................................................          968,638          3,674,027
                                                                           ----------------- -----------------
Cash, end of period....................................................... $      1,614,194  $       7,641,041
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

2.        MARKETABLE SECURITIES

          As a result of the sale of Kimmins Recycling Corp. (KRC) to Eastern Environmental Services, Inc. (EESI), TransCor received 555,329 shares of common stock of EESI. Additionally, commencing in September 1998, TransCor began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of $21,859,000 as of September 30, 1998. TransCor's cost basis in these investments is $22,000,000, and the unrealized loss of approximately 141,000, net of deferred income taxes of approximately $89,000, is reported as a separate component of shareholder's equity.

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

          The following is a summary of the financial position of the Apartments at September 30, 1998:


                                                        Total
                                                     Investment

Cash and cash equivalents........................  $         28,000
Accounts receivable - affiliate..................           995,000
Land.............................................         3,800,000
Buildings, capitalized construction interest,
  furniture and equipment, net...................        16,644,000
Other............................................           547,000
                                                    ---------------
     Total assets................................  $     22,014,000
                                                   ================

Accounts payable and accrued expenses............  $        710,000
Accounts payable to affiliates...................         1,504,000
Mortgage loan payable............................        21,032,000
Note payable to partner - Francis M. Williams....         2,860,000
                                                    ---------------
     Total liabilities...........................        26,106,000
Partners' deficit................................        (4,092,000)
                                                    ----------------
Total liabilities and partners' deficit..........  $     22,014,000
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

11.       COMPREHENSIVE INCOME

          In accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997, the following table summarizes the Company's comprehensive income:

                                                 Three Months Ended September 30        Nine Months Ended September 30

                                                      1997               1998               1997               1998
                                                      ----               ----               ----               ----

  Net Income                                            $746,727         $5,199,682         $2,442,260        $9,780,582
  Unrealized losses on securities net of tax              -                 140,790           -                  140,790
                                                 ----------------        ----------    ----------------       ----------

  Comprehensive income                                  $746,727         $5,058,892         $2,442,260        $9,639,792
                                                     ===========         ==========         ==========        ==========

          The Company also incurred a $300,000 unrealized loss on marketable securities as a result of the Company'sapproximately 30% interest in Cumberland Technologies, Inc.

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

                              RESULTS OF OPERATIONS

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

         As a result of the foregoing, the loss from continuing operations before provision for income taxes for the three months ended September 30, 1998, was $17,819,000 (negative 200 percent of net revenue) compared to net income before provision for taxes of $3,094,000 (12 percent of net revenue) during the same period in 1997.

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

          The Company's sale of KRC to EESI for approximately $57,800,000 resulted in a gain of $16,663,000 net of taxes of $9,162,000. Also included in the gain are losses of $1,119,000 net of a tax benefit of $715,000 from discontinued solid waste management services operations for the period from the measurement date on July 14, 1998 through August 31, 1998.

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

     The Company's sale of KRC to EESI for approximately $57,800,000 resulted in a gain of $19,922,000 net of taxes of $11,164,000. Also included in the gain are losses of $1,119,000 net of a tax benefit of $715,000 from discontinued solid waste management services operations for the period from the measurement date on July 14, 1998 through August 31, 1998.

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

                           PART II - OTHER INFORMATION


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


                                    KIMMINS CORP.




                                    By:/s/ FRANCIS M. WILLIAMS
                                           Francis M. Williams
                                           President and Chief Executive Officer
  November 25, 1998

              Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 25, 1998.



  Date:  November 25, 1998        By:   /s/ FRANCIS M. WILLIAMS
         -----------------               -----------------------
                                           Francis M. Williams
                                           President and Chief Executive Officer
                                           (Principle Executive Officer)

  Date:     November 25, 1998     By:  /s/ NORMAN S. DOMINIAK
         -----------------------           ----------------------
                                           Norman S. Dominiak
                                           Vice President and Chief
                                           Financial Officer
                                           (Principle Accounting and
                                           Financial Officer)