Form 10-K405
period 1998-12-31
KIMMINS CORP/DE
filed 1999-04-15
CIK 811562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-K
[MARK ONE]
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                                       OR
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from _____________ to _____________.

                           Commission File No. 1-10489
                              ---------------------
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

           Securities registered pursuant to Section 12(b)of the Act:

                                                         Name of Exchange
            Title of Each Class                         on Which Registered
       -----------------------------                    -------------------
       Common Stock, $.001 par value                           None


           Securities registered pursuant to Section 12(g)of the Act:

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

     As of March 31, 1999, there were outstanding 4,296,969 shares of Common Stock and 2,291,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999, was $1,372,933.
                         ------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                  KIMMINS CORP.

                                    Form 10-K

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                               No.
PART I
     Item 1       Business........................................................................................3
     Item 2       Properties......................................................................................8
     Item 3       Legal Proceedings...............................................................................9
     Item 4       Submission of Matters to a vote of Security Holders.............................................9

PART II
     Item 5       Market for the Registrant's Common Equity and Related Stockholder Matters......................10
     Item 6       Selected Financial Data........................................................................11
     Item 7       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.......................................................................12
     Item 7A      Quantitative and Qualitative Disclosures about Market Risk.....................................23
     Item 8       Financial Statements and Supplementary Data....................................................24
     Item 9       Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosures.......................................................................55

PART III
     Item 10      Directors and Executive Officers of the Registrant.............................................56
     Item 11      Executive Compensation.........................................................................58
     Item 12      Security Ownership of Certain Beneficial Owners and Management.................................61
     Item 13      Certain Relationships and Related Transactions.................................................62

PART IV
     Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K................................64


         Note: The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause future results of Kimmins Corp. and its subsidiaries to differ materially and significantly from those expressed or implied in past results and in any forward looking statements made by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Form 10-K. These factors include, without limitation, those listed in "Risk Factors" in the Company's Registration Statement on Form S-1 (File No.
33-12677).

                                     PART I

Item 1.  Business
                                   THE COMPANY

         Kimmins Corp. and its subsidiaries (collectively, the "Company") provide specialty-contracting services in the south, mainly in Florida, including earthwork; infrastructure development; underground construction; roadwork; site remediation services such as excavation, removal and disposal of contaminated soil; facilities demolition and dismantling; and asbestos abatement. The Company has historically operated two business segments: solid waste management services and specialty contracting services. The Company previously provided solid waste management services through its TransCor Waste Services, Inc., ("TransCor") subsidiary to commercial, industrial, residential, and municipal customers in the state of Florida. As a result of TransCor's sale of its wholly owned subsidiary Kimmins Recycling Corp. ("KRC") in August 1998, the Company no longer provides solid waste management services.

         The Company's specialty contracting services are as follows:

          * Earthwork and utility contracting - Earthwork activities including commercial and residential site work and earthwork activities for the phosphate mining industry. Utility contracting, including infrastructure services such as sewer lines, water lines, and roads.

          * Industrial demolition, dismantling, and abatement - Dismantling of facilities or structures including offshore oil platforms; draining liquid wastes from pipes and tanks; asbestos removal, cleanup, disposal, and reinsulation; removal of above- and below-ground tanks; removal and disposal or sale of other equipment; and sale of scrap materials.

          *    Hazardous   waste  services  -  Containment  and  excavation  and
               removal.

         The Company's services may be used individually or in combination as required to meet the specific needs of customers. The Company's business strategy is to draw upon its contracting experience to perform complex projects requiring a broad range of services. Although each of the Company's business lines can operate independently from the other related services, the Company believes that integration of these services gives it a competitive advantage by relieving the customer of the burden of coordinating activities of multiple contractors.

         During its initial years of operation, the Company emphasized, among other services offered, a broad range of contracting services. As the need for waste-related and specialty contracting services has grown in response to heightened public concern and government regulation, the Company has used its capabilities in facilities demolition and dismantling and in the management of complex construction projects to become increasingly involved in project-oriented activities.

         The Company's strategy is to continue to focus on specialty contracting projects for private and governmental customers. The Company does not consider its business to be highly seasonable.

SERVICES

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

         Kimmins Contracting Corp. has broadened its array of services by adding earthwork operations. These operations are mainly directed toward the private sector in the state of Florida and include land reclamation, dam construction and other earthwork operations for the phosphate mining industry, and residential and commercial site work services.

Industrial Demolition, Dismantling, and Abatement Services

         The Company offers demolition and dismantling of facilities or structures; asbestos removal; cleanup, disposal, and reinsulation; removal of above- and below ground storage tanks; removal and disposal or sale of industrial equipment; and the sale of equipment and scrap materials.

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

         Demolition usually requires wrecking services for which the Company is paid a fee by the customer. In certain projects, the Company may also receive additional revenue from selling the scrap material. The Company's services in these areas include dismantling large structures (including refineries, and utility plants); draining liquid wastes from pipes and tanks; removing above and below-ground tanks; cleaning and disposing of contaminated equipment; and controlled demolition.

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

DISCONTINUED OPERATIONS

Solid Waste Management Services:

         TransCor adopted a formal plan to dispose of its solid waste management services operations on July 17, 1998 by selling its wholly owned subsidiary KRC to Eastern Environmental Services, Inc. (EESI). On August 31, 1998 the Company completed the sale of the solid waste management services (SWMS) operations. The assets sold consisted primarily of accounts receivables, contracts, property and equipment and goodwill. The selling price was approximately $57,800,000 in the form of cash and EESI common stock. On December 31, 1998, EESI was acquired by Waste Management, Inc. and the Company received stock of Waste Management, Inc. in exchange for its EESI stock.

         The Company, through its majority-owned subsidiary, TransCor, formerly provided solid waste management services to commercial, industrial, residential, and municipal customers. In connection with such services, the Company owned and operated fully permitted construction and demolition ("C&D") transfer and recycling ("T&R") facilities in four of the largest metropolitan regions in the state of Florida; Jacksonville, Clearwater, Tampa and Miami. In addition to its T&R operations, the Company collected and disposed of all types of non-hazardous solid waste for industrial and commercial customers in its T&R regions. The Company also provided residential garbage collection services for several municipalities located in Lee County and Hillsborough County, Florida. The Company also engaged, pursuant to several municipal contracts, in the residential curbside collection of a variety of already segregated recyclable forms of solid waste, including such materials as newspapers, cardboard, plastic, metals, and glass.

PERFORMANCE BONDS

         The Company is required to post performance bonds in connection with certain asbestos abatement, waste remediation, demolition, and construction contracts. For the years ended December 31, 1997 and 1998 most of the Company's revenue was derived from contracts or projects that required the Company to post performance bonds. The Company's current bonding capacity for qualification purposes is $60,000,000 for individual projects and $120,000,000 in the aggregate. This capacity is not intended to be a limitation nor a commitment as to the Company's bond capacity, but rather guidelines for qualification purposes. It is customary for surety bond companies to underwrite each surety obligation individually; therefore, the potential for more or less capacity exists based on the merits of the obligation. Historically, the Company has obtained surety bond support for individual projects in the $53,000,000 range while the aggregate approached $100 million. The Company has obtained bonding coverage in amounts up to $8,500,000 for environmental projects.

         However, some environmental projects either do not require a bond or require a bond for less than the complete contract price of the project value. The Company has obtained bonding coverage for environmental projects for more than $8,500,000 as a result of personal surety bonds or collateral furnished by Mr. Francis M. Williams, President of the Company. Mr. Williams has no obligation to provide surety bonds, collateral or otherwise to assist the Company in connection with bonding coverage. Management believes that bonding coverages are adequate for the size and scope of projects being performed.

MARKETING

         The Company's specialty contracting business results primarily from customers for whom the Company has previously provided services, prior customer's references, and from direct marketing efforts. In particular, the Company believes its national reputation as a leading demolition and dismantling contractor has contributed significantly to its ability to attract specialty service business.

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

         The Company also obtains contracts for its services through the process of competitive bidding, purchase orders, or negotiations. The Company's marketing efforts include door-to-door sales, monitoring trade journals and other industry sources for bid solicitations by various entities, including government authorities and related instrumentalities, and responding to such bid solicitations, which may include requests for proposals ("RFPs") and requests for qualifications ("RFQs"). The Company also attempts to be included on lists of qualified bidders frequently contained in RFPs and RFQs. In response to an RFP or RFQ, the soliciting entity requires a written response within a specified period. Generally, in the case of an RFP, a bidder submits a proposal detailing its qualifications, the services to be provided, and the cost of the services to the soliciting entity; then, such entity, based on its evaluation of the proposals submitted, awards the contract to the successful bidder. In the case of an RFQ, a bidder submits a response describing its experience and qualifications, the soliciting entity then selects the bidder believed to be the most qualified, and then negotiates all of the terms of the contract, including the cost of the services.


CUSTOMERS

         The primary private customers for the Company's specialty contracting services are Fortune 500 corporations engaged in heavy manufacturing, such as chemical mining, petroleum, petrochemical, paper, and steel companies as well as public utilities and federal, state and local government agencies. For the years ended December 31, 1996, 1997 and 1998, the following table summarizes the revenue earned on contracts with significant customers that aggregated more than 10 percent of the continuing operations revenues:

                                                                  (In thousands)
                                                        1996            1997             1998
                                                        ----            ----             ----
Governmental infrastructure                        $     14,884   $       10,648   $       6,950
Phosphate mining                                          2,562           25,061          17,594
Commercial real estate developer                            -0-           12,070          10,039
                                                      ----------     ------------     -----------
Total from above customers                         $     17,446   $       47,779   $      34,583
                                                      ==========     ============     ===========

Percentage of total revenue                               22.2%            46.5%           45.3%
                                                      ==========     ============     ===========

         For the year ended December 31, 1998, 68 percent and 32 percent, respectively, of the Company's gross revenue were derived from private and governmental customers, respectively. This represents a 23% increase in the amount of private sector revenue as compared to total revenue for the year ended December 31, 1997. Government contracts, which represent a significant portion of the Company's gross revenue, are subject to legislation mandating a balanced budget; delays in funding; lengthy review processes for awarding contracts; delay or termination of contracts at the convenience of the government; and termination, reduction or modification of contracts in the event of changes in the government's policies or because of budgetary constraints. Furthermore, increased or unexpected costs could result in losses or reduced profits under fixed-price government as well as commercial contracts. The Company continues to focus efforts on securing more private customers.

BACKLOG

         As of December 31, 1998, the Company had a backlog of uncompleted projects under contract aggregating approximately $33,237,000 (compared to approximately $53,210,000 as of December 31, 1997), of which approximately $30,442,000 is attributable to earthwork and utility contracting services, approximately $2,132,000 is attributable to demolition and dismantling services, approximately $663,000 is attributable to asbestos abatement and other services. The Company anticipates that it will recognize approximately 99% of the revenues from these projects by the end of 1999.

COMPETITION

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

         The federal statutes of most importance to the Company are the Resource Conservation and Recovery Act of 1976, as amended, and the EPA's implementing regulations (collectively "RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980; as amended ("CERCLA"). RCRA establishes a comprehensive framework for state and federal regulation of solid and hazardous waste management. It seeks to prevent the release into the environmental of hazardous waste through the development of solid waste management plans and the regulation of the generation, treatment, transport, storage and disposal of hazardous wastes. It also establishes a program to ensure that non-hazardous wastes are disposed of in environmentally controlled facilities. While RCRA was implemented to prevent the release of hazardous wastes into the environment, CERCLA was designed to establish a national strategy to remediate or improve existing hazardous environmental conditions.
CERCLA establishes liability for cleanup costs and environmental damages for current and former facility owners and operators and persons who generate, transport, or arrange for transportation of hazardous substances for disposal at a particular facility.

     Most states, including Florida, have statutes similar to RCRA and CERCLA that regulate the handling of hazardous substances, hazardous wastes, and non-hazardous wastes. Many such states impose requirements that are more stringent than their federal counterparts. The Company could be subject to substantial liability under these statutes to private parties and governmental entities, in some instances without any fault, for fines, remediation costs, and environmental damage because of the mishandling, release or existence of any hazardous substances at any of its facilities or the improper operation of such facilities.

PERMITS AND LICENSES

         Many states license such areas of the Company's operations as asbestos abatement and general contracting. Licensing requires that workers and supervisors receive training from EPA approved and state certified organizations and pass required tests. The Company is currently licensed to perform its services in approximately a dozen states. The Company also operates in certain states that do not have a special asbestos abatement or general contracting license requirement; however, these states have adopted regulations regarding worker safety with which the Company must comply.

         The Company may need additional licenses to expand its operations. Although there can be no assurance, based upon the level of training of its employees and its experience, the Company currently believes that it can obtain all such required licenses.

EMPLOYEES

         The Company has approximately 667 employees, of which 4 are employed in executive capacities, 21 in professional capacities, 21 in administrative capacities, 96 as field supervisors and 525 in field operations. None of the Company's employees are union members or covered by collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

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


Item 2.  Properties

         The Company owns its principal executive offices that are located in approximately 20,600 square feet of office space at 1501 and 1502 Second Avenue, East, Tampa, Florida 33605. The offices are subject to a mortgage, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1998, of approximately $1,544,000. This variable rate note matures on August 24, 1999, and currently bears interest at 2.0 percent above the lender's prime rate.

         The Company's subsidiary, TransCor owns the following properties:

         Fort Myers, Lee County, Florida

              TransCor's Fort Myers facility is located on approximately two acres and is zoned industrial. The facility contains a building of approximately 6,400 square feet and office areas of approximately 2,200 square feet. The Fort Myers facility, which began operations on October 1, 1995, is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1998, of approximately $319,000. The note matures on August 9, 2000, and bears interest at the rate of 9.25 percent.

              As a result of the sale of Kimmins Recycling Corp. and its related solid waste franchise agreement with the cities of Cape Coral and Fort Myers, Florida, the Company no longer requires this facility.
         The Company has this facility listed for sale.

         Nashville, Tennessee

              TransCor owns vacant property in an industrial park outside of Nashville, Tennessee. The land is undeveloped and listed for sale.

     In August 1998, the Company sold its solid waste management subsidiary, Kimmins Recycling Corp. and as part of the sale, the following properties were transferred to EESI: land and buildings in Clearwater (Pinellas County), Fort Myers (Lee County), Fort Pierce (St. Lucie County), Miami (Dade County) and Tampa (Hillsborough County).


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


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

         The Company's common stock is currently traded on the National Association of Securities Dealers, Inc., (NASD) Over-the-Counter (OTC) Bulletin Board. The Company's common stock was traded on the New York Stock Exchange
(NYSE) under the symbol "KVN" prior to March 1999.

         As a result of the Company no longer meeting the continued listing criteria of the New York Stock Exchange ("NYSE"), the Company was delisted from the NYSE after the close of business on March 1, 1999. On March 10, 1999, the Company's application for registration on the National Association of Securities Dealers (NASD) Over the Counter Bulletin Board (OTCBB) was cleared. On March 11, 1999 the Company began trading on the OTCBB under the symbol "KVNM". The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities. An OTC equity security generally is any equity that is not listed or traded on Nasdaq or a national securities exchange. OTCBB securities include national, regional, and foreign equity issues, warrants, units, American Depository Receipts (ADRs) and Direct Participation Programs (DPPs). The OTCBB is a quotation medium for subscribing members, not an issuer listing service, and should not be confused with the Nasdaq Stock Market. OTCBB securities are traded by a community of Market Makers that enter quotes and trade reports through a highly sophisticated closed computer network, which is accessed through Nasdaq Workstation II. The OTCBB is unlike the NYSE in that it:

          *  does not impose  listing  standards;
          *  does not provide automated trade executions;
          *  does not maintain relationships with quoted issuers; and
          *  does not have the same obligations for Market Makers.

         The following table sets forth for the periods indicated high and low sales prices of the Company's common stock as reported by the NYSE:

            1998                 High           Low
            ----                 ----           ---
      First Quarter         $    5.3750    $   4.1875
      Second Quarter        $    4.3750    $   3.0000
      Third Quarter         $    5.3125    $   3.0000
      Fourth Quarter        $    3.5000    $   2.0000


             1997                 High           Low
             ----                 ----           ---
      First Quarter           $   4.250     $    3.000
      Second Quarter          $   4.000     $    2.500
      Third Quarter           $   6.000     $    3.813
      Fourth Quarter          $   7.000     $    4.500

         The closing stock price for the Company's stock on March 31, 1999, was $0.5625. On March 19, 1999, there were approximately 805 holders of record of the common stock. Certain record holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

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

Recent Sales of Unregistered Securities

         The following information relates to equity securities of the Company issued or sold during the year ended December 31, 1998, that were not registered under the Securities Act in 1993, as amended (the "Securities Act").

         The Company issued no securities during 1998 that were exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving a public offering.


Item 6.  Selected Financial Data

         The following selected financial data are derived from the consolidated financial statements of Kimmins Corp. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

HISTORICAL OPERATING STATEMENT DATA:

                                                  Years ended December 31,
                                           (In thousands, except per share data)
                              1994          1995           1996           1997          1998
                              ----          ----           ----           ----          ----

Gross revenue             $   73,699    $   78,978    $     78,552   $   102,717   $     74,051
Net revenue                   62,297        63,058          63,288        80,932         59,302
Operating income (loss)        2,564         3,201         (6,930)       (2,524)       (14,850)
Income (loss)from
  continuing operations        1,106           879         (7,231)       (5,611)       (15,088)
Income (loss)from
  discontinued operations      (309)           464         (1,452)       (2,907)         19,431
Net income (loss)                797         1,343         (8,683)       (8,518)          4,343

PER SHARE DATA :

Income (loss)from
  continuing operations
  per share:
     Basic                $      .25    $      .20    $     (1.63)   $    (1.30)   $     (3.51)
     Diluted              $      .25    $      .19    $     (1.63)   $    (1.30)   $     (3.51)
Income    (loss)   from
discontinued operations
   per share:
     Basic                $    (.07)    $      .10    $      (.33)   $     (.67)   $       4.52
     Diluted              $    (.07)    $      .10    $      (.33)   $     (.67)   $       4.52

Net income (loss) per share:
     Basic                $      .18    $      .30    $     (1.96)   $    (1.97)   $       1.01
     Diluted              $      .18    $      .29    $     (1.96)   $    (1.97)   $       1.01
Weighted average
  number of shares of
  common stock used
  in the calculation:
     Basic                     4,443         4,445           4,420         4,318          4,297
     Diluted                   4,496         4,578           4,420         4,318          4,297
Dividends per share             None          None            None          None           None

HISTORICAL BALANCE SHEET DATA:

                                                          As of December 31,
                                                            (In thousands)
                           1994            1995           1996          1997           1998
                           ----            ----           ----          ----           ----

Current assets       $     39,885     $    44,202    $    41,381   $     38,322    $    47,205
Working capital
  (deficiency)             21,219          22,477         16,898          (633)          6,053
Net assets of
  discontinued
  operations                8,640           6,691          6,073          7,091            -0-
Total assets               59,672          66,816         66,493        110,330        114,300
Long term debt             10,344          10,571         16,556         54,595         50,769
Stockholder's equity       24,514          26,381         17,853          9,393         14,671

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The Company conducts its business in one segment: specialty-contracting services. This segment provides comprehensive services including earth moving, land reclamation and site preparation, facilities demolition and dismantling; installation of sewer lines, water lines and roads; excavation, removal and disposal of contaminated soil, groundwater treatment and asbestos abatement.

Results of Operations

         The following table sets forth for the periods indicated (i) the percentage of net revenue represented by certain items in the financial statements of the Company, and (ii) the percentage change in the dollar amount of such items from period to period.

                                                    Percentage of Net Revenue              Percentage Increase (Decrease)
                                                     Year Ended December 31,                  Year ended December 31,
                                                     -----------------------                  -----------------------
                                            1996           1997            1998           1998 vs. 1997     1997 vs. 1996
                                            ----           ----            ----           -------------     -------------

          Gross revenues                     124.1%         126.9%            124.9%           (27.9%)            30.8%
          Outside services                    24.1%          26.9%             24.9%           (32.3%)            42.7%
                                          ----------     ----------     -------------    --------------   --------------
          Net revenue                        100.0%         100.0%            100.0%           (26.7%)            27.9%
          Cost of revenue earned              97.2%          93.7%            113.1%           (11.6%)            23.3%
                                          ----------     ----------     -------------    --------------   --------------
          Gross profit                         2.8%           6.3%           (13.1%)          (253.5%)           188.2%
          Selling, general and
             administrative expense           13.7%           9.4%             11.9%            (6.8%)          (12.6%)
                                          ----------     ----------     -------------    --------------   --------------
          Operating income (loss)           (10.9%)         (3.1%)           (25.0%)            488.4%          (63.6%)
          Minority interest in net
             (income) loss of subsidiary     (0.2%)         (0.6%)              6.1%
          Interest expense, net                2.5%           3.7%             10.9%            114.4%            88.8%
                                          ----------     ----------     -------------    --------------   --------------
          Income (loss) before
             provision for income taxes
             (benefit)                      (13.2%)         (6.2%)           (42.1%)            398.2%          (40.3%)
          Provision for income taxes
             (benefit)                       (1.8%)           0.7%           (16.6%)        (1,738.9%)         (151.7%)
                                          ----------     ----------     -------------    --------------   --------------
          Net income (loss) from
             continued operations           (11.4%)         (6.9%)           (25.5%)            168.9%          (22.4%)
          Net income (loss) from
             discontinued operations         (2.3%)         (3.6%)             32.8%          (768.4%)           100.2%
                                          ----------     ----------     -------------    --------------   --------------
          Net income (loss)                 (13.7%)        (10.5%)              7.3%          (151.0%)           (1.9%)
                                          ==========     ==========     =============    ==============   ==============


Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

CONTINUING OPERATIONS

       Net revenue for the year ended December 31, 1998, decreased by $21,630,000 or 27 percent to $59,302,000 from $80,932,000 for the same period in
1997. The decrease is due primarily to decreases in the Company's utility contracting services ($11,217,000 decrease in net revenue, caused by weather related delays), demolition services ($3,455,000 decrease in net revenue) and to decreases in remediation services ($6,092,000 decrease in net revenue, caused by the closing of its New York Operations). In addition, abatement and other services decreased net revenues by $866,000.

       The Company continues to focus on securing more private customers. During the year ended December 31, 1998, the Company's percentage of gross revenues from private customers increased from 56 percent to 68 percent. The increase in private work is mainly attributable to earthwork projects including land reclamation and site preparation. The decrease in the percentage of government work from 44% to 31% for the year ended December 31, 1998 is mainly attributable to fewer road construction projects with the Florida Department of Transportation and local municipalities.

       Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue to 25 percent for the year ended December 31, 1998 from 27 percent for the same period in 1997. The Company will use the services of a subcontractor when it determines that it is more economical to do so than internally providing the services. The Company utilized the services of subcontractors to a lesser extent during 1998 than 1997 due to the specific contracts in progress and the associated work requirements, especially due to the increase in land reclamation work where little or no subcontracting is utilized and the decrease in road construction work which requires significant use of subcontractors.

       Cost of revenue earned as a percentage of net revenue for the year ended December 31, 1998 increased to 113 percent from 94 percent for the same period in 1997. As a result, the gross loss for the year ended December 31, 1998 was $7,777,000 (negative 13 percent of net revenue) compared to $5,067,000 (6 percent of net revenue) gross profit for the same period in 1997. The decrease in the dollar amount ($12,844,000) and percentage of gross margin (negative 253 percent) is primarily associated with cost overruns (caused by weather related delays) in the Company's utility contracting services ($11,465,000 decrease in gross profit), and demolition services ($1,774,000 decrease in gross profit). These decreases are partially offset by increases in remediation, asbestos abatement and other services ($395,000 decrease in gross loss) attributable to the Company's closure of the northeastern operations.

       Depreciation and amortization, included in cost of revenue, increased to approximately $9,522,000 in 1998 from approximately $4,644,000 in 1997. The increase relates primarily to depreciation expense, and resulted from the purchase during the fourth quarter of 1997 of approximately $28,000,000 of heavy construction equipment that had previously been leased under operating leases.

       Included in the Company's operating results for the years ended December 31, 1997 and 1998 is the activity related to the settlement and/or resolution of contract claims and unapproved change orders. This activity can be summarized as follows:

                                       Years ended December 31,
                                        1997             1998
                                        ----             ----
Claim recoveries                 $       431,000  $     1,058,000

Cost of recoveries                     1,278,000        2,311,000
                                    -------------    -------------

Gain (loss) on resolved claims   $     (847,000)  $   (1,253,000)
                                    =============    =============

       In addition, the Company incurred costs associated with unresolved claims of $3,216,000 and $500,000 during 1997 and 1998 respectively. The Company also recorded a reserve of $500,000 during 1998.

       The Company had the following balances recorded relating to contract claims and unsigned change orders at December 31, 1997 and 1998.

                                         Years ended December 31,
                                          1997             1998
                                          ----             ----
Claims                             $    11,989,000   $    9,678,000
Unapproved change orders                       -0-              -0-
                                      -------------     ------------
                                   $    11,989,000   $    9,678,000
                                      =============     ============
Cumulative external claim
   Preparation  costs included     $           -0-   $          -0-
   above
                                      =============     ============

       During the year ended December 31, 1998, selling, general and administrative expenses decreased to $7,072,000 (12 percent of net revenue) from $7,591,000 (9 percent of net revenue) for the same period in 1997.
The dollar decrease and percentage increase is attributable to reduced revenues.

       Interest expense, net of interest income for the year ended December 31, 1998 was approximately $6,489,000 as compared to approximately $3,027,000 for the year ended December 31, 1997. The average amount of debt increased between periods, mainly due to approximately $28,000,000 in equipment notes executed during the fourth quarter of 1997.

       The Company's income tax benefit for continuing operations was calculated using a rate of approximately 40 percent for the year ended December 31, 1998. The Company's income tax provision for continuing operations was calculated using a rate of approximately negative 12 percent for the year ended December 31, 1997.

       As a result of the foregoing, the Company recorded a loss from continuing operations of approximately $15,088,000 and $5,611,000 for the years ended December 31, 1998 and 1997 respectively.

DISCONTINUED OPERATIONS

         Discontinued operations from solid waste management services experienced a 34 percent decrease in revenue of $11,068,000 to approximately $21,526,000 for the year ended December 31, 1998, compared to approximately $32,594,000 in 1997. The decrease was primarily the result of the August, 1998 sale of Kimmins Recycling Corp. to EESI and other sales of operating assets, including customer contracts.

         Operating expenses, including depreciation, for the year ended December 31, 1998 were approximately $18,176,000 representing a decrease of $9,593,000 or 35 percent, from approximately $27,769,000 for the year ended December 31, 1997. This decrease in the percentage of operating expenses was attributable primarily to the August, 1998 sale of Kimmins Recycling Corp.

         Selling, general and administrative expenses, including management fees for the year ended December 31, 1998 were approximately $4,002,000 representing a decrease of $4,091,000 or 51 percent, from approximately $8,093,000 for the same period in 1997. The dollar and percentage decrease in selling, general and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with facilities that have been closed or sold and from management's actions to reduce overhead costs.

         The Company incurred losses from discontinued solid waste management services operations of approximately $180,000 for the year ended December 31, 1998 representing a decrease of $2,762,000 or 94 percent from approximately $2,942,000 for the year ended December 31, 1997. The dollar and percentage decrease in losses is primarily attributable to reduced overhead costs such as administrative, sales, marketing and labor costs as a result of facility closures and management's actions to reduce overhead costs.

         In May 1998, the Company sold its Jacksonville area solid waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to EESI for approximately $11,600,000 in cash. This transaction combined with the Company's sale of certain other vehicles, waste containers and equipment resulted in a gain of approximately $5,263,000. These assets were primarily utilized in the Company's commercial and residential waste collection services. This gain is included in gain on sale of discontinued operations for the year ended December 31, 1998.

         The Company's sale of Kimmins Recycling Corp. to EESI for approximately $57,800,000 resulted in a gain, when combined with the gain in the preceding paragraph, of $19,611,000 net of taxes of $11,861,000.

         The Company reported income from discontinued operations of approximately $19,431,000 for the year ended December 31, 1998 compared with a loss of approximately $2,907,000 for the same period during 1997. The increase in income from discontinued operations is mainly attributable to the gain on the sale of Kimmins Recycling Corp.
in August 1998.

Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

CONTINUING OPERATIONS

         The Company incurred a net loss of approximately $5,611,000 for the year ended December 31, 1997, compared to a net loss of approximately $7,232,000 for the year ended December 31, 1996. Approximately $6,454,000 of the 1997 loss was attributable to the Company's specialty contracting segment. During 1998, TransCor has sold or placed for sale certain of the non-performing assets and contracts that contributed to the waste management segment losses. Sales of such assets resulted in proceeds to TransCor in 1998 of approximately $11,600,000. The net loss in the specialty contracting segment was attributable to a number of factors, including delays and disruption of contracts during the fourth quarter of 1997 and the first quarter of 1998, caused by the severe influences of weather patterns (the "El Nino Effects") that affected the southeast. In addition, the two remaining contracts in the Company's Northeastern (New York-based) Division, which the Company has exited, incurred additional losses in 1997 of approximately $3,409,000 that were due to conditions that arose during 1997. Finally, certain utility and roadwork contracts with the Florida Department of Transportation ("FDOT") resulted in losses of approximately $3,200,000 related to customer-caused and weather-caused delays. The Company has discontinued any new FDOT contracting, in order to focus on more profitable specialty contracting services.

         During the year ended December 31, 1997, net revenue increased by approximately $17,644,000, or 28 percent, to approximately $80,932,000 from approximately $63,288,000 for the year ended December 31, 1996. The increase in net revenue associated with the Company's utility contracting services ($22,435,000 increase in net revenue) is due to the Company's change in focus towards non-environmental projects. Net revenue for land reclamation services increased from approximately $2,562,000 in 1996 to approximately $25,061,000 in 1997 and represents 31 percent of specialty contracting services. This increase was partially offset by a decrease in other utility contracting services of approximately $2,626,000. The change in revenue associated with the Company's remediation services (approximately $6,079,000 decrease in net revenue), is due to the Company de-emphasizing these services and only performing this work in conjunction with the Company's other non-environmental activities. In addition, asbestos abatement services (approximately $649,000 increase in net revenue), and demolition and other services ($639,000 increase in net revenue). Utility contracting services net revenue, as a percentage of total net revenue, increased to approximately 80 percent for the year ended December 31, 1997, from 66 percent for the year ended December 31, 1996. Remediation, abatement and demolition services combined decreased to 20 percent from 34 percent. The impact of price increases on net revenue is less than 1 percent.

         Outside services, which primarily consist of subcontractor costs, increased as a percentage of net revenue from approximately 24 percent during the year ended December 31, 1996, to approximately 27 percent during 1997. The Company will use the services of a subcontractor when it determines that it is more economical to do so than internally providing the services. The Company utilized the services of subcontractors to a higher extent during 1997 than 1996 due to the ongoing contracts and the specific work requirements.

         Cost of revenue earned increased to approximately $75,865,000 for the year ended December 31, 1997, from approximately $61,530,000 for the comparable period of 1996. As a result, gross profit during the year ended December 31, 1997, increased to approximately $5,067,000 (6 percent of net revenue) from approximately $1,758,000 (3 percent of net revenue) in 1996. The increase in the dollar amount and percentage of gross profit primarily is associated with the Company's utility contracting (approximately $2,949,000 increase in gross profit), demolition contracting ($1,285,000 decrease in gross loss), asbestos abatement services (approximately $316,000 decrease in gross loss), and other services ($40,000 increase in gross profit) and were partially offset by decreases in gross profit from remediation services (approximately $1,281,000 increase in gross loss). The increase in gross profit from utility contracting services is attributable mainly to new contracts with higher profit margins regarding land reclamation services for phosphate mining companies, which was partially offset by losses on certain FDOT contracts.

         The decrease in losses at the gross margin level for remediation, abatement and demolition operations is directly related to the closure of the northeast office. However, losses of $2,948,000, including loss reserves for future performance, were recorded in 1997 with respect to the two remaining contracts in the former Northeast Division service area. Costs for legal fees associated with a claim comprise approximately $304,000 of the total loss of approximately $405,000 for remediation operations and the majority of costs included in the $129,000 loss for abatement operations in the northeast.

         Depreciation and amortization, included in cost of revenue, increased to approximately $4,644,000 in 1997, from approximately $1,909,000 in 1996. The increase relates primarily to depreciation expense, and resulted from the purchase during the first and fourth quarters of 1997 of approximately $39,000,000 of heavy construction equipment that had previously been leased under operating leases.

       Included in the Company's operating results for the years ended December 31, 1997 and 1996 is the activity related to the settlement and/or resolution of contract claims and unapproved change orders. This activity can be summarized as follows:

                                            Years ended December 31,
                                             1996              1997
                                             ----              ----

   Claim recoveries                 $      2,013,000   $      431,000

   Cost of recoveries                      4,916,000        1,278,000
                                        --------------     ------------

   Gain (loss) on resolved claims   $    (2,903,000)   $    (847,000)
                                        ==============     ============

     In addition, the Company incurred costs associated with unresolved claims of $2,079,000 and $3,216,000 during 1996 and 1997, respectively.

     The Company had the following balances recorded relating to contract claims and unsigned change orders at December 31, 1996 and 1997:

                                                    December 31,
                                               1996               1997
                                               ----               ----

   Claims                               $    5,558,000   $     11,989,000
   Unapproved change orders                  3,392,000                -0-
                                          ============     ==============
                                        $    8,950,000         11,989,000
                                          ============     ==============
   Cumulative external claim
     Preparation costs included
     above                              $      295,000   $            -0-
                                          ============     ==============

         During 1997, selling, general and administrative expenses decreased to $7,591,000 (9 percent) from $8,688,000 (14 percent) of net revenues for the year ended December 31, 1996. The dollar decrease in selling, general, and administrative expenses primarily is attributable to decreased overhead costs, such as office salaries and marketing costs. The percentage decrease in selling, general and administrative expenses primarily was associated with the growth of the Company's specialty contracting operations.

         The percentage decrease in selling, general and administrative expenses for specialty contracting operations is attributable to the increase in net revenue of approximately $17,644,000, which represents an increase of 28 percent.

         As a result of the foregoing, the Company's operating loss was approximately $2,524,000 (negative 3 percent of net revenue) during the year ended December 31, 1997, compared to an operating loss of approximately $6,930,000 (negative 11 percent of net revenue) during the same period in 1996.

         Minority interest in net loss of the TransCor subsidiary was approximately $542,000 for the year ended December 31, 1997, compared to minority interest in net loss of approximately $138,000 for the year ended December 31, 1996. The minority interest in net income or loss of such subsidiary reflects an approximate 26 percent ownership interest in TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. The decrease in TransCor's earnings between years is attributable to the lower profit margins earned on certain solid waste management services in 1997.

         Interest expense, net of interest income, increased to approximately $3,027,000 during the year ended December 31, 1997, compared to approximately $1,603,000, for the year ended December 31, 1996. The increase is attributable to increases in average borrowings during the year and to approximately $43,000,000 of heavy construction equipment financing in the first and fourth quarters of 1997 relating to the specialty-contracting segment.

         During 1997, the Company contributed approximately $6,000,000 in receivables from affiliates to Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"), in exchange for 49 percent non-controlling, preferred limited partnership interests in the Apartments. The amount in excess of the underlying equity (approximately $12,066,000) was attributed to goodwill and is being amortized over 30 years. The Company recorded equity in losses in the Apartments of approximately $81,000, which represents the Company's proportionate share of the Apartment' net loss for the period October 22, 1997, through December 31, 1997. The Company also recorded equity in income of Cumberland Technologies, Inc. ("Cumberland") of approximately $51,000 for the year ended December 31, 1997.

         The Company's effective tax rate was 12 percent for the year ended December 31, 1997, compared to a tax benefit rate of 13.9 percent for the year ended December 31, 1996. The change in the effective tax rate was primarily due to the net operating loss generated by the Company and the resulting recognition of future tax benefits from credit and loss carryforwards. The net operating loss ("NOL") generated in the year ended December 31, 1997, was approximately $7,465,000. The NOL will be carried forward to offset any taxable income in future years. For alternative minimum tax purposes, the loss carryforward is approximately $4,933,000. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2011; however, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of approximately $2,801,000 has been recognized. In addition to the loss carryforwards, the Company has approximately $697,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

         As a result of the foregoing, the Company incurred a loss from continuing operations for the year ended December 31, 1997, of approximately
$5,611,000 (7 percent of net revenue) compared to a net loss of approximately $7,231,000 (11 percent of net revenue) during the same period in 1996.

DISCONTINUED OPERATIONS

         Total revenue for the year ended December 31, 1997, was approximately $32,594,000, representing a decrease of $2,095,000, or 6 percent, from approximately $34,689,000 for the year ended December 31, 1996. The net decrease in total revenue of approximately $2,095,000 is attributable to the loss of solid waste management service revenues associated with the transfer and recycling operations of approximately $2,637,000, waste paper wholesaling of approximately $1,471,000, and other solid waste management services of $1,527,000. These decreases are partially offset by increases in commercial roll-off container service of approximately $3,540,000.

         The loss of revenue associated with the transfer and recycling operations is mainly attributable to a decrease of approximately $2,000,000 in the Company's Jacksonville operations as a result of the city's lower landfill disposal charges and a newly enacted franchise fee of 12 percent in Duval County, which made the Company's Jacksonville T&R facility less competitive to outside third party waste disposal companies.

         The loss of revenue associated with waste paper sales is the result of the Company's management deciding to exit the paper commodities business because of decreases in the price of waste paper and the closure of its Palm Beach County facility.

         The loss of revenue associated with other solid waste management services is the result of market pricing pressures and sales of customer contracts associated with the Company's residential services contract with St. Lucie County and commercial customer contracts in Pinellas County. The St. Lucie facility was closed after the residential service contract with St. Lucie County was sold. On an annual basis, the St. Lucie facility generated approximately $3,000,000 in revenue. On an annual basis, the Pinellas commercial customer contracts, which were sold, generated approximately $1,000,000 in revenue

         On October 1, 1997, the Company began performing services on its residential solid waste management and recycling services contract with Hillsborough County. Revenue generated for the fourth quarter ended December 31, 1997, was approximately $1,549,000, and based on contract provisions and management projections, the Company's management expected the Hillsborough County residential contracts and related commercial services to generate approximately $6,196,000 in annual revenue for eight years.

         During the first quarter of 1998, the Company was awarded an exclusive franchise agreement with the City of Cape Coral, Florida, to provide residential and commercial solid waste management services. Based on contract provisions and management projections, the Company expected this franchise agreement to generate approximately $7,500,000 in annual revenue. The contract was scheduled to begin October 1, 1998, and last for five years.

         The impact of price increases was less than 3 percent for 1997 and 3 percent for 1996.

         Operating expenses, including depreciation, for the year ended December 31, 1997, were approximately $27,769,000, representing an decrease of $1,663,000 or 5.6 percent from approximately $29,432,000 for the year ended December 31, 1996. Operating expenses include fees charged by landfills for waste disposal (which, to date, have been the largest component of the Company's operating expenses), and direct labor costs associated with the collection, transfer, and recycling of waste. The dollar decrease in operating expenses is attributable to the decrease in revenue. Decreases in labor and disposal costs were partially offset by increases in depreciation primarily attributable to additional equipment acquired during the last quarter of 1995 and during 1996 and 1997 to service the Company's increased level of operations in Fort Myers and Tampa, Florida, associated with solid waste management service contracts with the City of Tampa, Hillsborough County, and Lee County. The increase in operating expenses, as a percentage of total revenue, primarily was attributable to the increase in revenues from the Company's residential services, which have historically had lower profit margins than the Company's other solid waste management operations, and certain reclassifications of costs from selling, general and administrative to operating costs, including taxes and insurance of approximately $228,000 and $324,000 respectively

         Selling, general, and administrative expenses, including management fees, for the year ended December 31, 1997, were approximately $8,093,000, representing an increase of $1,960,000 or 32 percent from approximately $6,133,000 for the year ended December 31, 1996. The dollar and percent increase in selling, general, and administrative expenses was primarily attributable to advertising costs for a new contract of approximately $500,000, costs associated with the closing and sale of facilities and operating assets of approximately $1,173,000, and an increase of approximately $563,000 in compensation expense. The $1,173,000 includes an impairment loss of $590,000 to certain land and buildings, a write-off of intangible assets of approximately $183,000, and an addition to the reserve for doubtful accounts of $400,000 regarding the sale of residential service contracts with St. Lucie. None of these costs were recurring in nature. The increase in compensation costs was primarily attributable to an increase in staff. During the fourth quarter of 1997, most of these incremental costs were eliminated by having Kimmins perform additional administrative services, by transferring certain staff to Kimmins, and by eliminating certain positions. The management fee covers the cost of certain executive, administrative, and financial services provided by Kimmins. The management fee rate increased, effective January 1, 1997, from 1.5 percent to 3 percent of revenue, resulting in approximately $458,000 of additional management fee expense.

         The Company sold certain contracts and related equipment during the year ended December 31, 1997, resulting in a gain of approximately $444,000. These assets were primarily utilized in the Company's commercial and residential solid waste management services and was related to facility closures. Prior to the closures, the facilities in Lantana and St. Lucie were generating net losses before taxes of approximately $62,000 and $24,000 per month, respectively.

         Interest expense, net of interest income, for the year ended December 31, 1997, was approximately $1,409,000, as compared to $1,504,000 for the year ended December 31, 1996. Interest expense associated with debt decreased to approximately $1,663,000 from $1,950,000 as a result of the decrease in the effective interest rates achieved on a refinancing of approximately $7,700,000 of equipment notes. Debt related to equipment financing increased by approximately $784,000 during the year. Interest expense increased as the result of expenditures for the purchase of equipment in connection with the Company's contracts with the City of Tampa, Hillsborough County, and Lee County to provide solid waste management services.

         The Company's income tax benefit for the years ended December 31, 1997 and 1996, was calculated using a rate of approximately 38 percent and 39 percent, respectively. For tax purposes, temporary differences between carrying amounts of assets and liabilities resulted in a federal net operating loss ("NOL") in 1997 of approximately $3,982,000. The largest component of these book-tax differences is depreciation on operating assets that created approximately $1,206,000 of additional depreciation expense in calculating the 1997 tax NOL. The entire 1997 NOL of approximately $3,982,000 will be carried forward to offset taxable income in future years. Management expects to utilize this NOL before it expires in the year 2012. An alternative minimum tax NOL will be carried back resulting in a federal tax refund of approximately $144,000. In addition to the alternative minimum tax NOL carryback, the Company has a $33,000 alternative minimum tax credit available to offset future federal regular income tax. This credit does not expire.

         As a result of the foregoing, the Company incurred a loss from discontinued operations of approximately $2,907,000 for the year ended December 31, 1997, as compared to a net loss of approximately $1,452,000 for the year ended December 31, 1996.


Liquidity and Capital Resources

     Cash used in operating activities was approximately $2,666,000, $2,452,000 and $20,333,000 for the years ended December 31, 1996, 1997 and 1998. Cash used in operations was primarily the result of the sale of the solid waste management operations. The change in net book value of assets of discontinued operations resulted in a cash usage of approximately $7,909,000. This, as well as the taxes on the gain of assets sold (approximately $11,861,000) were the primary reasons for the net cash used in operating activities.

     During 1998, the Company generated cash from investing activities of $18,938,000. This amount was primarily the result of cash proceeds from the sale of the solid waste management services operations of approximately $26,869,000 as well as proceeds from the sale of property and equipment used by specialty contracting operations of approximately $3,225,000. The proceeds were partially offset by capital expenditures of $6,459,000 and the purchase of marketable securities for approximately $4,697,000.

     Effective May 31, 1998, certain assets, businesses and contracts of the waste management segment, with a net book value of approximately $6,100,000, were sold for cash of approximately $11,600,000. Cash from this transaction was used to pay approximately $3,800,000 of TransCor debt and $1,300,000 was advanced to Kimmins. The remaining cash is unrestricted and available to the Company for use in operations.

         The August 31, 1998 sale of the common stock of the solid waste management services operations to EESI for approximately $57,800,000, combined with the May 31, 1998 asset sale of $11,596,000 resulted in cash proceeds of $28,869,000 net of debt payoffs of $18,507,000, funding of working capital adjustment of $6,669,000 and closing costs of $351,000 and stock in EESI of $17,000,000.

     The Company made capital expenditures of approximately $6,968,000, $8,341,000 and $6,459,000 in 1996, 1997, and 1998, respectively. These expenditures were primarily related to the acquisition of equipment associated with the Company's solid waste management and utility contracting operations. In addition to cash expenditures for equipment, the Company acquired approximately $39,000,000 of heavy construction equipment during the first and fourth quarters of 1997 that, as further discussed below, were previously leased under operating leases. Since the equipment was financed by the former lessor, the equipment acquisitions were accounted for as a non-cash financing and investing activities. Management believes future capital expenditures will be financed by available cash resources, cash flow from operations and available credit resources, as needed.

     During 1998, the Company used cash in financing activities of approximately $419,000. Approximately $7,000,000 of the drawings on the line of credit in 1997 was used to pay down an existing line of credit to approximately $4,235,000. The 1998 borrowings and the related payments, resulted in an increase in the total indebtedness of the Company to approximately $69,039,000 at December 31, 1998 (approximately $67,319,000 at December 31, 1997). Current maturities of total indebtedness amount to approximately $18,270,000 at December 31, 1998 (approximately $12,724,000 at December 31, 1997).

     On February 26, 1997, the Company, through its Kimmins Contracting Corp. subsidiary, entered into a credit agreement with a financial institution that provided for unrestricted borrowings up to $11,000,000. On November 24, 1997, the credit agreement was increased to $16,000,000. As of December 31, 1998, the Company has drawn approximately $13,700,000 on the facility. Borrowings on this facility are due in March 31, 2000. In addition, on February 26, 1997, the Company issued approximately $13,041,000 of term debt to acquire heavy construction equipment used in the specialty contracting business that had been leased under operating leases. The term debt requires periodic payments through February 2004. On November 24, 1997, proceeds of a second term loan of approximately $28,590,000 were used to finance additional operating assets currently used in the specialty contracting services segment. The term debt requires periodic payments through December 2002 and a balloon payment in January 2003.

         The Company is subject to a variety of restrictive covenants under various debt agreements with one of its institutional lenders. In 1998 the
Company failed to meet the consolidated net income requirement under approximately $4,235,000 of its bank debt and approximately $54,000,000 of other financial institution debt. As of December 31, 1998, the Company obtained waivers for these covenants. While management believes that the Company will maintain compliance under the terms of the agreements, including those conditions amended or waived, any further inability to achieve compliance with the loan covenants could affect the Company's access to further borrowings or require it to secure additional equity by other means.

         As a result of the Company no longer meeting the continued listing criteria of the New York Stock Exchange ("NYSE"), the Company was delisted from the NYSE after the close of business on March 1, 1999. On March 10, 1999, the Company's application for registration on the National Association of Securities Dealers (NASD) Over the County Bulletin Board (OTCBB) was cleared. On March 11, 1999 the Company began trading on the OTCBB under the symbol "KVNM".

         During the years ended December 31, 1997 and 1998, the Company's average contract and trade receivables were outstanding for 92 and 122 days, respectively. The Company anticipates sustaining this rate of collection for the year ended December 31, 1999. Management believes that the number of days outstanding for its receivables approximates industry norms. Part of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will generally result in a delay of payment to subcontractors.

         In addition to the sales above, the Company has discontinued the use of certain assets with a net book value of approximately $2,083,000 and has placed them for sale. Of these assets, approximately $1,234,000 net of $566,000 of deposits received relates to assets from the discontinuance of a certain remediation business in the specialty-contracting segment.

         As a result of the 1998 gain on the sale of discontinued operations, loss from continuing operations which included the accrual of losses for future contract performance on certain specialty contracting contracts, and the financing arrangements described above, that had the effect of significantly increasing current maturities of long-term debt over levels in previous years, the Company has working capital of $5,960,000 as of December 31, 1998. Management of the Company anticipates that its projected operations, coupled with the cash and marketable securities resulting from the aforementioned sale of the solid waste business, will provide sufficient levels of cash to fulfill its current and future obligations in the normal course of business.

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

New Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires that total comprehensive income be displayed in a financial statement with equal prominence as other financial statements. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted the provisions of SFAS effective January 1, 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supercedes Financial Accounting Standards No. 14. SFAS No. 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. During the fourth quarter of 1998, the Company adopted the provisions of SFAS No. 131. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company. Based on management's assessment, the Company operates one dominant segment.

         In June 1998, the Financial Accounting Standards Board Issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement requires the companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the statement to have a significant effect on earnings or the financial position of the Company.

         Given the complexity of the new Standard and that the impact hinges on market values at the date of adoption, it is extremely difficult to estimate the impact of adoption unless adoption is imminent.

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

         The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of the Year 2000 project is estimated to be $15,000. To date, the Company's incremental costs for assessment of the Year 2000 issue, the development of a modification plan, and the purchase of new software have been approximately $13,000.

         The majority of software used by the Company is licensed from various software providers who are currently updating the programs to be Year 2000 compliant. In-house developed programs comprise a small portion of the total software utilized, and the majority of these programs are believed to be Year 2000 compliant.

         The project is estimated to be completed not later than June 1999, which is prior to any anticipated impact on the Company's operating system. The Company believes, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. If the above plan is not timely implemented, the Company's contingency plan would be to maintain the accounting system manually and devote additional resources, staff and consultants to the project.

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

Forward-Looking Information

         The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that reflect management's current views with respect to future events and financial performance. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, economic conditions, competitive factors, changes in market prices of the Company's investments and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

Effect of Inflation

         Inflation has not had, and is not expected to have, a material impact upon the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.


Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

         During 1998, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments. As of December 31, 1998, the Company has debt of approximately $69,000,000 of which $52,000,000 has a fixed interest rate. The remaining debt of $17,000,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $170,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market risk is not material. As of December 31, 1998, the Company held for other than trading purposes marketable equity securities of publicly traded companies having a value of approximately $22,022,000 ($16,452,000 related to Waste Management, Inc.). These securities are subject to price risk.

         Beginning in January 1999, the Company began trading covered options on Waste Management, Inc. common stock. Management believes although there is always price risk in this type of transaction, management is able to reduce this risk due to its knowledge of the solid waste industry.

Item 8.  Financial Statements and Supplementary Data


                                  KIMMINS CORP.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                            Page

Report of Independent Certified Public Accountants............................25

Consolidated balance sheets at December 31, 1997 and 1998.....................26

Consolidated statements of operations for each of the three years in the period ended December 31, 1998......................................28

Consolidated statements of comprehensive income for each
   of the years in the period ended December 31, 1998.........................30

Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1998..........................31

Consolidated statements of cash flows for each of the three years in the period ended December 31, 1998......................................32

Notes to consolidated financial statements....................................33


Financial statement schedule:

Schedule II - Valuation and qualifying accounts...............................54


         All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Stockholders
Kimmins Corp.


         We have audited the accompanying consolidated balance sheets of Kimmins Corp. as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kimmins Corp. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                /s/ Ernst & Young LLP




Tampa, Florida
April 7, 1999


                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       December 31,
                                                                   1997              1998
                                                                   ----              ----
Current assets:
   Cash and cash equivalents                                $     3,674,027   $      1,859,275
   Marketable securities                                                -0-         22,022,296
   Accounts receivable, net
     Contract and trade                                          19,080,602         17,550,528
     Affiliates                                                     104,658            282,903
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                        5,434,123          1,743,644
   Income tax refund receivable                                     247,561                -0-
   Deferred income tax, net                                       1,980,148          1,437,707
   Property and equipment held for sale                             410,680          2,083,083
   Other current assets                                             298,739            225,677
   Net assets of discontinued solid waste operations              7,091,052                -0-
                                                              --------------    ---------------

     Total current assets                                   $    38,321,590   $     47,205,113
                                                              --------------    ---------------

Property and equipment, net                                      48,439,463         45,646,719
Property held for sale                                            1,801,674                -0-
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts                    9,130,090          8,804,728
Non-current portion of accounts receivable, net contract
   and trade                                                        874,048            874,048
Accounts receivable - affiliate                                     900,000            900,000
Note receivable - affiliate                                             -0-          1,010,764
Investment in the Apartments                                      5,862,067          5,231,080
Investment in Cumberland Technologies, Inc.                       4,991,956          4,628,019
Other assets, net                                                     8,840                -0-
                                                              --------------    ---------------
Total assets                                                $   110,329,728   $    114,300,471
                                                              ==============    ===============













The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               December 31,
                                                                         1997              1998
                                                                         ----              ----
Current liabilities:
Accounts payable - trade                                         $    15,583,606   $     11,799,293
Income tax payable                                                           -0-            489,353
Accrued expenses                                                       5,584,209          6,080,388
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                               4,583,533          4,152,522

Current portion of long-term debt                                     12,723,528         18,270,156
Current portion of Employee Stock Ownership Plan
   Trust debt                                                            480,000            360,000
                                                                   --------------    ---------------
      Total current liabilities                                       38,954,876         41,151,712
                                                                   --------------    ---------------

Long term debt                                                        54,595,219         50,768,960
Capital lease obligations                                                    -0-          1,242,101
Employee Stock Ownership Plan Trust debt                                 960,000            449,498
Deferred income taxes                                                  3,527,480          1,812,182
Minority interest in subsidiary                                        2,898,777          4,204,938

Commitments and contingencies (Note 16)

Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares
      authorized; 4,447,397 shares issued and 4,296,969 and                4,447              4,447
      4,288,956 outstanding as of December 31, 1997 and 1998,
      respectively
   Class B common stock, $.001 par value; 10,000,000 shares
       authorized, 2,291,569 shares issued and outstanding                 2,292              2,292
   Capital in excess of par value                                     18,730,173         19,114,603
   Unrealized gain on securities (net of tax)                                -0-            101,064
   Retained earnings (deficit)                                       (7,290,073)        (2,947,063)
   Unearned employee compensation from Employee Stock
      Ownership Plan Trust                                           (1,320,000)          (840,000)
                                                                   --------------    ---------------
                                                                      10,126,839         15,435,343

Less treasury stock, at cost (150,428 shares and 158,441               (733,463)          (764,263)
   shares)
                                                                   --------------    ---------------
Total stockholders' equity                                             9,393,376         14,671,080
                                                                   --------------    ---------------
Total liabilities and stockholders' equity                       $   110,329,728   $    114,300,471
                                                                   ==============    ===============







The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years ended December 31,
                                                           1996             1997               1998
                                                           ----             ----               ----
Revenue:
   Gross revenue                                    $     78,551,938  $    102,717,119  $     74,051,465
   Outside services, at cost                            (15,264,042)      (21,785,161)      (14,749,222)
                                                      ---------------   ---------------   ---------------

   Net revenue                                            63,287,896        80,931,958        59,302,243

Costs and expenses:
   Cost of revenue earned                                 61,530,345        75,864,915        67,079,477
   Selling, general and administrative expenses            8,687,967         7,591,346         7,072,487
                                                      ---------------   ---------------   ---------------

Operating loss                                           (6,930,416)       (2,524,303)      (14,849,721)

Minority interest in net operations of subsidiary            138,060           541,904       (3,615,248)

Interest expense (net of interest income of
   approximately $569,000, $169,000, and $427,000
   for the years ended December 31, 1996, 1997,            1,602,865         3,027,090         6,489,329
   and 1998)
                                                      ---------------   ---------------   ---------------

   Loss before provision for income taxes (benefit)      (8,395,221)       (5,009,489)      (24,954,298)

Provision for income taxes (benefit)
   Current                                                    69,045           601,517      (11,232,732)
   Deferred                                              (1,232,753)               -0-         1,366,733
                                                      ---------------   ---------------   ---------------
                                                         (1,163,708)           601,517       (9,865,999)
                                                      ---------------   ---------------   ---------------

Loss from continuing operations                          (7,231,513)       (5,611,006)      (15,088,299)

Discontinued operations:
   Loss from discontinued solid waste division
   operations- net of tax benefits of $928,281
   in 1996, $1,770,226 in 1997 and $81,593 in 1998       (1,451,926)       (2,907,234)         (180,043)

Gain on sale of discontinued solid waste division
   net of tax of $11,860,848                                     -0-               -0-        19,611,352
                                                      ---------------   ---------------   ---------------
Income (loss) from discontinued operations               (1,451,926)       (2,907,234)        19,431,309
                                                      ---------------   ---------------   ---------------

Net income (loss)                                   $    (8,683,439)  $    (8,518,240)  $      4,343,010
                                                      ===============   ===============   ===============




The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                CONSOLIDATED STATEMENTS OF OPERATIONS, continued

                                                        Year Ended December 31,
                                                   1996             1997            1998
                                                   ----             ----            ----

Share data:
   Basic and diluted income (loss) per       $      (1.63)    $      (1.30)   $      (3.51)
   share from  continuing operations
                                                ===========      ===========     ===========

   Basic and diluted income (loss) per       $       (.33)    $       (.67)   $        4.52
   share from discontinued operations
                                                ===========      ===========     ===========

   Total basic and diluted income (loss)     $      (1.96)    $      (1.97)   $        1.01
   per share
                                                ===========      ===========     ===========

Weighted average number of shares outstanding
used in computations:
   Basic and diluted                             4,420,175        4,318,481       4,296,969
                                                ===========      ===========     ===========






The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                        Year Ended December 31,
                                                1996                1997                1998
                                                ----                ----                ----

Net income (loss).                       $   (8,683,439)     $    (8,518,240)     $    4,343,010

Unrealized gains on investments in
marketable securities, net of tax of                 -0-                  -0-            198,603
$126,975

Less minority interest                               -0-                  -0-           (28,639)

Allocable share of unrealized loss on
   investments in marketable
   securities held by Cumberland                  11,575               10,909           (97,539)

                                            -------------       --------------       ------------

Comprehensive income (loss)              $   (8,671,864)     $      8,507,331     $    4,415,435
                                            =============       ==============       ============





































The accompanying notes are an integral part of these consolidated financial statements.


                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                          Unearned
                                                                                                          Employee
                                                                                                        Compensation
                         Common Stock         Class B Common Stock                                          from
                         ------------         --------------------        Capital                         Employee
                                                                          in Excess        Retained         Stock
                                                                              of           (Deficit)     Ownership
                    Shares       Amount       Shares         Amount       Par Value        Earnings       Plan Trust
                    ------       ------       ------         ------       ---------        --------       ----------

Balance at         4,447,397  $    4,447     2,291,569   $     2,292   $  18,730,173   $    9,911,606      (2,267,082)
December 31,
1995

Employee compensation                                                                                          467,082
from Employee Stock
Ownership Trust

Purchase of treasury
stock, at cost
Net loss                                                                                  (8,683,439)
                   ----------    --------    ----------     ---------     -----------     ------------   --------------
Balance at         4,447,397       4,447     2,291,569         2,292      18,730,173        1,228,167      (1,800,000)
December 31,
1996

Employee compensation                                                                                         480,000
from Employee Stock
Ownership Trust

Purchase of treasury stock, at
cost

Net loss                                                                                  (8,518,240)
                   ----------    --------    ----------     ---------     -----------     ------------   --------------

Balance at         4,447,397       4,447     2,291,569         2,292      18,730,173      (7,290,073)      (1,320,000)
December 31,
1997

Net income                                                                                  4,343,010
Employee compensation                                                                                         480,000
from Employee Stock
Ownership Trust

Unrealized gain on
net of tax

Changes in ownership                                                         384,430
percentage of subsidiary
due to treasury stock
purchased by subsidiary
Purchase of Treasury
Stock, at cost
                   ----------    --------    ----------     ---------     -----------     ------------   --------------

Balance at         4,447,397  $    4,447     2,291,569   $     2,292   $  19,114,603   $  (2,947,063)        (840,000)
December 31,
1998
                   ==========    ========    ==========     =========     ===========     ============   ==============


The accompanying notes are an integral part of these consolidated financial statements.


                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                     Unrealized
                      Gain on                          Total
                     Marketable      Treasury      Stockholders
                     Securities       Stock          Equity
                     ----------       -----          ------

Balance at                              -0-      $ 26,381,436
December 31,
1995

Employee compensation                                 467,082
from Employee Stock
Ownership Trust

Purchase of treasury                  (311,783)       (311,783)
stock, at cost
Net loss                                            (8,683,439)
                        --------    -----------    ------------

Balance at                            (311,783)      17,853,296
December 31,
1996

Employee compensation                                   480,000
from Employee Stock
Ownership Trust

Purchase of treasury stock, at         (421,680)       (421,680)
cost

Net loss                                              (8,518,240)
                       -----------    -----------    ------------

Balance at                             (733,463)       9,393,376
December 31,
1997

Net income                                              4,343,010
Employee compensation                                     480,000
from Employee Stock
Ownership Trust
                          101,064                         101,064
marketable securities,
net of tax

Changes in ownership                                      384,430
percentage of subsidiary
due to treasury stock
purchased by subsidiary
Purchase of Treasury                     (30,800)        (30,800)
Stock, at cost
                        -----------    -----------    ------------

Balance at           $     101,064  $   (764,263)  $   14,671,080
December 31,
1998
                       ===========    ===========    ============


The accompanying notes are an integral part of these consolidated financial statements.



                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Twelve months ended December 31,
                                                       1996               1997               1998
                                                       ----               ----               ----
Cash flows from operating activities:
   Net income (loss)from continuing
     operations                                  $  (7,231,513)     $ (5,611,006)       $ (15,088,299)
   Adjustments to reconcile net income
     from continuing operations to
     net cash provided (used) by operating
     activities:
        Depreciation and amortization                 2,038,686         4,721,987            9,871,206
        Provision for uncollectible accounts
          receivable                                    430,381           772,522               87,275
        Deferred income taxes                       (1,157,125)       (1,112,944)            1,366,733
        Minority interest in operations
          of subsidiary                               (138,060)         (541,904)            1,306,161
        Gain on disposal of property
          and equipment                                  41,833           350,112            (596,465)
        Accrued interest on term note                 (372,066)               -0-                  -0-
        Equity in losses of equity investees             36,766            29,556              330,361
        Unearned employee compensation from
          Employee Stock Ownership Plan Trust           467,082           480,000              480,000
Changes in operating assets and liabilities:
        Accounts receivable                             710,121       (4,013,391)            1,264,554
        Costs and estimated earnings in excess of
          billings on uncompleted contracts           1,033,414         1,403,660            4,015,841
        Income tax refund receivable and
          payable                                     (149,150)           952,214              736,914
        Other                                          (97,301)          (29,957)            (438,065)
        Accounts payable                              1,071,122           245,866          (3,784,313)
        Accrued expenses                                926,233         2,012,955              496,179
        Billings in excess of costs and
          estimated earnings on
          uncompleted contracts                         145,673         3,831,246            (431,011)
                                                   --------------    ---------------     --------------
   Total adjustments                                  4,987,609         9,101,922           14,705,370
                                                   --------------    ---------------     --------------
   Net cash provided by (used in) continuing
     operations                                     (2,243,904)         3,490,916            (382,929)

   Net loss from discontinued operations            (1,451,926)       (2,907,234)            (180,043)
   Net book value of assets of discontinued
     operations                                       1,030,329       (3,035,821)          (7,909,434)
   Taxes on gain of sale of assets of
     discontinued operations                                -0-               -0-         (11,860,848)
                                                   --------------    ---------------     --------------
   Net cash provided by (used in) operating
     activities                                     (2,665,501)       (2,452,139)         (20,333,254)
                                                   --------------    ---------------     --------------

Cash flows from investing activities:
   Capital expenditures                             (4,428,705)       (2,169,546)          (6,459,245)
   Proceeds from sale of property and
     equipment                                          191,705            99,589            3,224,897
   Cash proceeds on sale of assets of
     discontinued operations                                -0-               -0-           26,868,891
   Purchase of marketable securities                        -0-               -0-          (4,696,719)
                                                   --------------    ---------------     --------------
Net cash provided by (used in) investing
  activities                                        (4,237,000)       (2,069,957)           18,937,824
                                                   --------------    ---------------     --------------

Cash flows from financing activities:
     Proceeds from long-term debt                    11,041,017        19,320,110           12,573,508
     Repayments of long-term debt
       and capital leases                           (3,538,558)      (11,190,945)         (11,331,528)
     Repayments of Employee Stock Ownership
       Plan                                           (480,000)         (480,000)            (630,502)
     Cash loan to Cumberland Technologies, Inc.             -0-               -0-          (1,000,000)
     Purchase of treasury stock                       (311,783)         (421,680)             (30,800)
                                                   --------------    ---------------     --------------
Net cash provided by (used in) financing
  activities                                          6,710,676         7,227,485            (419,322)
                                                   --------------    ---------------     --------------

Net increase (decrease) in cash                       (191,825)         2,705,389          (1,814,752)
Cash, beginning of period                             1,160,463           968,638            3,674,027
                                                   --------------    ---------------     --------------
Cash, end of period                              $      968,638     $   3,674,027       $    1,859,275
                                                   ==============    ===============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and summary of significant accounting policies

         Organization - Kimmins Corp. and its subsidiaries (collectively, the "Company") operate one business segment: specialty-contracting services. The Company provides specialty-contracting services in the southeastern United
States, primarily Florida, including earthwork; infrastructure development; underground construction; roadwork; site remediation services such as excavation, removal and disposal of contaminated soil; facilities demolition and dismantling; and asbestos abatement. The Company formerly provided solid waste management services through its subsidiary, TransCor Waste Services, Inc. ("TransCor"), (See Note 20).

         Principles of consolidation - The consolidated financial statements include the accounts of Kimmins and its subsidiaries, including TransCor, an 86 percent owned subsidiary. All material intercompany transactions have been eliminated.

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

         Accounts receivable - contract and trade, includes $23,628,000 and $18,245,000 net of allowance for doubtful accounts of $921,000 and $739,000, respectively at December 31, 1997 and 1998. These balances include approximately $724,000 ($213,000 net of allowance for doubtful accounts) and $680,000 ($-0-net of allowance for doubtful accounts) as of December 31, 1997 and 1998, respectively, related to a municipal solid waste management contract with St. Lucie County. Unlike other municipal solid waste management contracts, St. Lucie County required the Company to bill and collect directly from individual property owners. Pursuant to St. Lucie County ordinances, property owners that are delinquent in payment are subject to lien rules. The Company has placed liens on approximately 2,120 and 1,857 individual properties representing approximately $474,000 and $426,000 of the balance as of December 31, 1997 and 1998, respectively. Management intends to file additional liens when considered appropriate and all such liens will be maintained in accordance with applicable laws until the outstanding balances are recovered by payment, judgment, foreclosure, or in other action. However, given that the Company no longer has the contract with St. Lucie County, the Company fully provided for the outstanding receivables at December 31, 1998.

         Marketable Securities - As a result of the sale of Kimmins Recycling corp. (KRC) to Eastern Environmental Services, Inc. (EESI), the Company received 555,329 shares of common stock of EESI. Subsequent to the sale of Kimmins Recycling Corp. to EESI, Waste Management, Inc. acquired EESI. Accordingly, the Company now holds Waste Management, Inc. common stock. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No.
115. "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of approximately $22,022,000 as of December 31, 1998. The Company's cost basis in these investments is approximately $21,697,000, and the unrealized gain of approximately $199,000, net of deferred income taxes of approximately $126,000, is reported as a separate component of shareholder's equity. Additionally, the Company's allocable share of the unrealized gains and losses on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $12,000, $11,000 and $98,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The balance of unrealized gains and losses net of deferred tax is $101,000 at December 31, 1998.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Intangible assets - Intangible assets consisted primarily of the excess of cost over fair market value of the net assets of the acquired businesses, which were being amortized on a straight-line basis over twenty years, and customer contracts, which were being amortized on a straight-line basis over five years. Amortization expense was $124,000, $109,000, and $37,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Accumulated amortization was approximately $245,000 at December 31, 1997. The intangible assets were all related to the Company's solid waste management services operations which were disposed of in 1998 (See Note 20). Consequently, these assets were included in net assets of discontinued solid waste operations in the balance sheet and were written off in the sale of these operations.

         Investments - The Company's 31.6 percent investment in Cumberland is accounted for using the equity method of accounting. The Company's 49 percent investments in Summerbreeze Apartments, Ltd., and Sunshadow Apartments, Ltd. (the "Apartments"), are also accounted for using the equity method of accounting. The original carrying amounts in excess of the underlying equity in these companies is amortized over the estimated useful life of the investment. The estimated useful lives of these intangibles are twenty years for Cumberland and thirty years for the Apartments.

         Other assets - Other assets consisted primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1997 and 1998, which were being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which were amortized over the term of the loans. Amortization expense was $178,000, $236,000, and $365,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Accumulated amortization was $533,000 at December 31, 1997. The other assets were all related to the Company's solid waste management services operations which were disposed of in 1998 (See Note 20). Consequently, these assets were included in net assets of discontinued solid waste operations in the balance sheet and were written off in the sale of these operations.

         Income taxes - The Company accounts for income taxes using the asset and liability method pursuant to Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (Statement No. 109). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Contract claims are amounts incurred by the Company related to contract changes that are unapproved as to both scope and price, or are directly disputed or contested as to either, by the customer. Claims are amounts in excess of the agreed upon contract price (or amounts not included in the original contract price) that are due to customer-caused delays, errors in specification and designs, contract terminations, or other causes of unanticipated additional costs. The Company recognizes contract revenue relating to claims to the extent of its costs incurred only if it is probable that the claim will result in additional contract revenue and if the amount of contract revenue and related costs can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions:

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          C. Costs incurred by the Company that are associated with the claim are identifiable and reasonable in view of the work performed.

          D.   The evidence supporting the claim is objective and verifiable.

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

         Except in rare circumstances, claim preparation and legal costs are expensed as incurred. Exceptions include instances in which the contract document provides for their recovery or legal costs are incurred to pursue approved settlements by court ruling, binding arbitration, and otherwise. In all instances where such amounts are recorded, it is probable that the amounts associated with claim preparation and legal costs will be recovered. As of December 31, 1997 and 1998, no claim preparation and legal costs were deferred.

         Fees arising from services other than contracting activities are recognized when the negotiated services are provided.

         Advertising costs - Advertising costs are expensed as incurred. For the years ended December 31, 1996, 1997 and 1998, TransCor expensed approximately $114,000, $536,000, and $40,000, respectively in advertising costs. All of the advertising costs are associated with the discontinued solid waste management operations.

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

         Earnings (loss) per share - In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS No. 128 effective December 31, 1997 and all earnings per share amounts for all periods presented, and where appropriate, have been restated to conform to SFAS No. 128 requirements.

         Comprehensive income - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires that total comprehensive income be displayed in a financial statement with equal prominence as other financial statements. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted the provisions of SFAS effective January 1, 1998.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Segments - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes Financial Accounting Standards No. 14. SFAS No. 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. During the fourth quarter of 1998, the Company adopted the provisions of SFAS No. 131. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company.

     The Company's continuing operations are specialty contracting. See Note 20 for a discussion of discontinued operations. The Company's specialty contracting is performed for third parties located primarily in the state of Florida. The Company evaluates the performance of each of its contracts. However, because each of the contracts have similar economic characteristics, the contracts have been aggregated into a single dominant segment. All segment measurements are disclosed in the Company's consolidated financial statements.

     Proposed accounting standards - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the Statement to have a significant affect on earnings or the financial position of the Company.

     Reclassification - Certain amounts in the 1996 and 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.


2.     Supplemental statements of cash flows information

                                                             Years ended December 31,
                                                      1996            1997           1998
                                                      ----            ----           ----

Cash paid:
    Interest                                   $    3,524,000     $    4,543,000   $   7,013,000
    Income taxes                                       28,000             30,000          54,815
Non-cash investing and financing activity:
Capitalized leases                             $          -0-     $          -0-   $   2,020,000
Seller financing of equipment addition         $          -0-     $   39,408,000             -0-
Receipt of EESI stock                          $           -0-    $          -0-   $  17,000,000
Unrealized gain on marketable
  securities                                   $           -0-    $          -0-   $     325,578
Transfer to property held for sale
  from discontinued operations                 $           -0-    $          -0-   $     397,195
Transfer to discontinued operations
  from property and equipment                  $           -0-    $          -0-   $     267,696

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     Related party transactions

         Mr. Francis M. Williams, the Company's President and majority stockholder, also controls Cumberland, a property and casualty insurance company that provides insurance for specialty sureties and performance and payment bonds for contractors. Through Cumberland, the Company has obtained performance and payment bonds in connection with certain of its contracts and projects. The fees that the Company paid for these services for the years ended December 31, 1996, 1997 and 1998, were approximately $2,900, $43,000, and $29,448, respectively. The Company also has a 31.6 percent investment in Cumberland (see Note 8 of the Notes to the Consolidated Financial Statements).

         Effective July 1, 1997, employees associated with TransCor's demolition contracting services unit were transferred to Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of the Company, for administrative and accounting purposes. As a result, contracting services previously performed by employees of TransCor were subcontracted to KCC. For the years ended December 31, 1997 and 1998, TransCor paid $3,417,574 and $2,761,000 to KCC for services rendered by KCC as a subcontractor. In addition, TransCor rents equipment from KCC for use in performing demolition contracts. TransCor incurred approximately $2,103,000, $2,573,000, and $1,822,000 in equipment rental charges with KCC for the years ended December 31, 1996, 1997, and 1998, respectively.

         During 1996, the Company paid landfill fees of approximately $139,000, to a company that is primarily owned by the brother of the Company's President. In 1997 and 1998, there were no transactions with this related party. The amounts paid approximated the fair market rate for the type of services involved.

         On August 14, 1998 the Company acquired an additional 297,200 shares of common stock in TransCor for $3,031,000 from Mr. Francis M. Williams, President and Chief Executive Officer of the Company. The acquisition increased the Company's ownership percentage to 81 percent from 74 percent and results in the ability to consolidate the Company and TransCor for federal income tax purposes on a prospective basis.

         On November 10, 1998, the Company loaned $1,000,000 to Cumberland which is controlled by Mr. Francis M. Williams, Kimmins' President and majority stockholder. Cumberland is a property and casualty insurance company. The $1,000,000 is evidenced by a convertible term note, which is due November 10, 2001. Quarterly interest payments are due beginning January 1, 1999 at a rate of one half of one percent over the prime rate established by NationsBank. The Company has the right, after six months, to convert the principal amount of the note into shares of Common Stock of Cumberland at $3.00 per share. The balance of the convertible term note, including accrued interest of $10,764 at December 31, 1998, is $1,010,764.

     During the year ended December 31, 1998, TransCor contributed $1,000,000 to the Kimmins Terrier Foundation, a private foundation controlled by Mr. Francis
M. Williams.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Accounts receivable

                                                       December 31,
                                                1997                1998
                                                ----                ----
Contract and trade:
   Billed contract receivables
     Completed and uncompleted contracts  $    9,581,464      $    8,561,529
     Retainage                                 6,042,716           4,045,971
   Unbilled contract receivables               4,924,002           5,986,709
   Trade receivables                           4,000,641             569,590
                                            -------------       -------------
                                              24,548,823          19,163,799
Less allowance for doubtful accounts           (921,301)           (739,223)
                                            -------------       -------------
                                              23,627,522          18,424,576
Less noncurrent portion                          874,048             874,048
                                            -------------       -------------
Less amount included in net assets
   of discontinued operations                (3,672,872)                 -0-
                                            -------------       -------------
Net accounts receivable -
   contract and trade                     $   19,080,602      $   17,550,528
                                            =============       =============

         All unbilled receivables relate to work performed or material shipped by the balance sheet date and are billed as soon as administratively feasible. The portions at December 31, 1997 and 1998 that were not expected to be collected within twelve months are classified as a non-current asset.

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

         Most of these receivables were contributed as an investment in the Apartments as described above. At December 31, 1997 and 1998, the balance of accounts receivable - affiliates was $1,004,658 and $1,182,903, of which $900,000 is classified as a long-term receivable and is guaranteed by Mr. Francis M. Williams.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. Costs and estimated earnings in excess of billings on uncompleted contracts

                                                                December 31,
                                                         1997                1998
                                                         ----                ----

Expenditures on uncompleted contracts              $   115,708,567     $   140,139,011
Estimated earnings on uncompleted contracts              6,141,672         (1,242,975)
                                                     --------------      --------------
                                                       121,850,239         138,896,036
Less actual and allowable billings on
uncompleted contracts                                  111,869,559         132,500,186
                                                     --------------      --------------
                                                   $     9,980,680     $     6,395,850
                                                     ==============      ==============
Costs and estimated earnings in excess of
billings on uncompleted contracts                  $    14,564,213     $    10,548,372
Billings in excess of costs and estimated
earnings on uncompleted contracts                      (4,583,533)         (4,152,522)
                                                     --------------      --------------
                                                   $     9,980,680     $     6,395,850
                                                     ==============      ==============


         During the years ended December 31, 1996 and 1997, the Company recognized revenue from contract claims of approximately $38,000 and $56,000 respectively. The Company recognized no revenue from contract claims during the year ended December 31, 1998. During 1996, 1997 and 1998, the Company settled contract claims that resulted in net losses of approximately ($2,903,000), ($847,000) and ($1,253,000), respectively.

         As of December 31, 1997 and 1998, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $12,000,000 and $10,000,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 1997 and 1998, that were not expected to be collected within twelve months are classified as a non-current asset.

6.     Property and equipment held for sale

         As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty contracting segment, the Company decided to sell its transportable incineration system. This asset has a carrying value of approximately $1,800,000 as of December 31, 1998 and 1997. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The Company wrote down the carrying value of the asset by $40,000 in 1997 to reflect the fair market value based on the purchase agreement. During the years ended December 31, 1997 and 1998, the Company received approximately $566,000 from the buyer towards the purchase. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company, which is expected during 1999. The deposits of $566,000 have been netted against the carrying value of the asset resulting in $1,234,000 being included in "property held for sale" at December 31, 1998.

         As a result of the Company's sale of its solid waste operations, all of the Company's operating facilities were disposed of with the exception of an idle facility in Ft. Myers (Lee County) Florida. In accordance with Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets to be Disposed Of," in 1997 the Company reduced the carrying value of certain land held for sale by $90,000, that management believed had carrying amounts higher than its fair market value.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The land and buildings are listed for sale and are expected to be sold during 1999. Accordingly, the carrying value of these assets of approximately $808,000, net of the impairment loss of $90,000, is classified as a current asset under the caption "Property Held for Sale" in the consolidated balance sheet.

7. Property and equipment

                                                       December 31,
                                                 1997              1998
                                                 ----              ----

  Land                                     $     4,323,053   $     1,058,234
  Buildings and improvements                     6,235,460         2,166,984
  Construction and recycling equipment          88,085,391        60,752,336
  Furniture and fixtures                         1,503,217           698,628
  Construction in progress                          48,419           548,816
                                             --------------    --------------
                                               100,195,540        65,224,998
  Less accumulated depreciation               (27,420,533)      (19,578,279)
                                             --------------    --------------
                                                72,775,007        45,646,719
  P&E, discontinued operations                (24,335,544)               -0-
                                             --------------    --------------
  Net P&E                                  $    48,439,463   $    45,646,719
                                             ==============    ==============

         Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $5,219,000, $8,000,000 and $11,202,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Approximately $3,309,000, $3,625,000 and $2,248,000 for the years ended December 31, 1996, 1997 and 1998 respectively, of depreciation expense is attributable to discontinued operations, with the remaining depreciation attributable to continuing operations. Construction in progress will be depreciated over the estimated useful lives of respective assets when placed into service.


8.     Investments in Cumberland Technologies, Inc.,
       Summerbreeze Apartments, Ltd., and Sunshadow Apartments, Ltd.

         Cumberland - In 1988, Cumberland Casualty & Surety Company ("CCS") issued a surplus debenture to the Company that bears interest at 10 percent per annum in exchange for $3,000,000. In 1992, such debenture was assigned to Cumberland Technologies, Inc. ("Cumberland"), a holding company that provides, among other services, reinsurance for specialty sureties and performance and payment bonds for contractors. Cumberland entered into a term note agreement with the Company for the outstanding amount of the debenture, including accrued interest. Interest accrued on the term note was $506,755 at December 31, 1995 ($372,066 in 1996 prior to the conversion discussed below).

         On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock, of Cumberland common stock in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. The amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and is being amortized over twenty years. At December 31, 1998, the market value of the Cumberland common stock held by the Company was approximately $3,447,000 based on a stock price of $2.00.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following is a summary of the financial position of Cumberland at December 31, 1998:

                                                    December 31, 1998

Cash and cash equivalents                       $0     4,202,000
Investments in various marketable securities     0     3,987,000
Accounts receivable - trade, net                 0     1,810,000
Reinsurance recoverable                          0     2,306,000
Intangibles                                      0     1,456,000
Other                                                  2,584,000
                                                    ------------
   Total assets                                   $   16,345,000
                                                    =============

Policy liabilities and accruals                   $    8,085,000
Long-term debt                                         2,331,000
Other                                                    580,000
                                                    -------------
   Total liabilities                                  10,996,000

Stockholders' equity                                   5,349,000
                                                    -------------

   Total liabilities and stockholders' equity     $   16,345,000
                                                    =============

         Cumberland's operating results included revenue of approximately $9,010,000 and a net loss of approximately $321,000 during the year ended December 31, 1998. The Company's equity in this net loss amounted to approximately $102,000. In addition, approximately $165,000 of amortization expense was recorded by the Company related to the investment.

         Apartments - On October 22, 1997, the Company contributed its note receivable in an amount of approximately $3,851,000 from the Apartments and other receivables of $3,059,000 for a non-controlling 49 percent preferred limited partnership interest in the Apartments and a receivable of $900,000 from the Apartments. The amount of approximately $12,066,000 in excess of the underlying equity was attributed to goodwill and is being amortized over thirty years. The Company will be allocated 49 percent of operating income, losses and cash flow. The preference in the Company's equity interest in the Apartments occurs upon the sale of the underlying partnership properties. Upon the occurrence of a capital transaction, the Company would receive cash flows from the sale or refinancing of the Apartments' assets equal to its capital contribution prior to any other partner receiving any proceeds. The Company accounts for its investment in the Apartments using the equity method.

         During the period from October 22 through December 31, 1997 and the year ended December 31, 1998, the Apartments recognized revenue of approximately $722,000 and $4,495,000. During the same periods, the Apartments recognized net income of approximately $4,000 and a net loss of approximately $467,000, respectively. The Company has recorded its 49 percent share of the net results of operations. In addition, approximately $67,000 and $402,000 of amortization expense was recorded by the Company related to the investments in the Apartments. At December 31, 1997 and 1998, the Company's balance in its total investment in the Apartments was approximately $6,762,000 and $6,131,000, respectively.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following is a summary of the financial position of the Apartments at December 31, 1997 and 1998:

                                                          Total investment
                                                        1997              1998
                                                        ----              ----

   Cash and cash equivalents                      $       63,000   $         66,000
   Accounts receivable - affiliate                       959,000                -0-
   Land                                                3,800,000          3,800,000
   Buildings, capitalized construction interest,
   furniture and equipment, net                       17,194,000         16,420,000
   Other                                                 550,000            638,000
                                                    -------------    ---------------
   Total assets                                   $   22,566,000   $     20,924,000
                                                    =============    ===============

   Accounts payable and accrued expenses          $      783,000   $        846,000
   Accounts payable to affiliates                      1,670,000          1,489,000
   Mortgage loan payable                              21,141,000         20,993,000
   Note payable to partner - Francis M. Williams       2,860,000          2,860,000
                                                    -------------    ---------------
   Total liabilities                                  26,454,000         26,188,000
   Partners' deficit                                 (3,888,000)        (5,264,000)
                                                    -------------    ---------------
   Total liabilities and partners' deficit        $   22,566,000   $     20,924,000
                                                    =============    ===============


   9.   Accrued expenses


                                              December 31,
                                        1997             1998
                                        ----             ----
Accrued insurance               $     3,743,584   $    2,435,280
Deferred revenue                        919,631              -0-
Accrued interest                        383,088          285,780
Accrued disposal costs                  407,229              -0-
Accrued property taxes                  601,682        1,210,800
Accrued salaries, wages and             404,880          729,786
payroll taxes
Other                                 1,333,502        1,418,742
                                  --------------    -------------
                                $     7,793,596   $    6,080,388
Accrued expenses,                   (2,209,387)              -0-
discontinued operations          --------------    -------------

Total accrued expenses          $     5,584,209   $    6,080,388
                                  ==============    =============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      Long-term debt

                                                                               December 31,
                                                                         1997              1998
                                                                         ----              ----
Notes payable, principal and interest payable
  in monthly installments through March 1, 2003,
  interest at varying rates up to 13 percent,
  collateralized by equipment                                    $    63,076,321   $    51,712,212

Revolving term bank line of credit, including letters of
  credit, $4,424,000 in 1998 (see below), due March 31, 2001, interest payable monthly at lender's base rate plus
  .5 percent.  At December 31, 1998 the rate is 8.25 percent           4,235,377         1,764,003

Revolving term line of credit, $16,000,000 maximum, due March
  31, 2000, interest payable monthly at lender's base
  rate of LIBOR plus 2.5 percent, collateralized by equipment.
  At December 31, 1998 the rate is 8.2656 percent                     12,200,000        13,700,000

Mortgage notes,  principal and interest payable in monthly
  installments through January 1, 2012, interest at
  varying  rates up to prime plus 1.75 percent, collateralized by land and buildings. At December 31, 1998 the average
  rate is 9 percent.                                                   6,535,013         1,862,901
                                                                  --------------    --------------

Total debt                                                            86,046,711        69,039,116
Less debt of discontinued operations                                  18,727,964               -0-
                                                                  --------------    --------------
Net total debt                                                        67,318,747        69,039,116
Less current portion                                                  12,723,528        18,270,156
                                                                 --------------     --------------
Net long term debt                                               $    54,595,219    $   50,768,960
                                                                  ==============    ==============

         Annual principal maturities subsequent to December 31, 1998, are as follows:


                           1999            $     18,270,156
                           2000                  23,942,917
                           2001                  12,162,043
                           2002                   8,313,549
                           2003                   6,350,451
                                              --------------
                                           $     69,039,116
                                              ==============

         At December 31, 1998, there was approximately $334,000 of borrowings available under the revolving term bank line of credit. The revolving term bank line of $4,424,000 includes the letter of credit facility of $2,526,000 and is secured by a pledge of all of the stock of the Company's subsidiaries and substantially all of the unsecured assets of the Company. The use of funds under these lines is limited among certain subsidiaries, and repayment is guaranteed by Cumberland.

         The revolving term line of credit of $16,000,000 is secured by a pledge of the trade receivables of Kimmins Contracting Corp.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The revolving term bank line of credit agreement contains certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000 and net income of not less than $1,500,000. In addition, the covenants prohibit the Company from paying dividends without lender approval. Specifically regarding the revolving term bank line of credit of approximately $1,764,000, the Company met the tangible net worth and net income requirements under the credit agreement with the bank. As of December 31, 1998, the Company was in compliance with or obtained waivers for all loan covenants.

         During 1997, Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of the Company, entered into four separate debt agreements. KCC converted equipment previously rented under operating leases into equipment notes of approximately $13,041,000 in February 1997 and $28,590,000 in November 1997 under terms similar to the Company's other equipment notes outstanding. In addition, KCC obtained a working capital loan with a revolving term bank line of credit of $16,000,000 as of December 31, 1997 and 1998.

         The above equipment notes and the working capital loan agreements contain certain covenants, the most restrictive of which require maintenance of a total liabilities to adjusted tangible net worth ratio of 7.5 to 1.0 and a current ratio of 1.5 to 1.0. Regarding the revolving term line of credit for $13,700,000 and outstanding equipment notes of approximately $38,386,000, KCC and the Company, as guarantor, did not meet the total liability to net worth ratio, current ratio or net income requirements under the credit and note agreements. The equipment notes and working capital loan are guaranteed by the Company and require the Company to maintain a liability to adjusted tangible net worth ratio not exceeding 6.0 to 1 and a current ratio of not less than 1.2 to
1. The Company and KCC have obtained waivers of these financial covenants for the year ended December 31, 1998. In addition, the Company received a modification of the covenants for the year ended December 31, 1999, with which the Company believes it will comply.

11.      Employee Stock Ownership Plan Trust Debt

         In March 1990, the Company's Employee Stock Ownership Plan Trust ("ESOP") (Note 13) originally was funded from a $5,100,000 loan. This loan was refinanced during December 1995 and bears interest at prime plus 0.5 percent, with quarterly principal and monthly interest payments through October 2000. The balance at December 31, 1997, was approximately $1,440,000. The loan is guaranteed by the Company as to payment of principal and interest and, therefore, the unpaid balance of the borrowing is reflected as debt of the Company. An equivalent amount representing unearned employee compensation, less the Company's accrued contribution (Note 13), is recorded as a deduction from stockholders' equity.

         Annual principal maturities for each of the next four years are as follows:

                       1999              $    360,000
                       2000                   449,498
                                            ----------
                                         $    809,498
                                            ==========

12.      Leasing arrangements

         The Company rents equipment and machinery as needed, as well as office space, under operating leases for varying periods not to exceed one year. Rental expense for the years ended December 31, 1996, 1997, and 1998, was approximately $11,808,000, $11,853,000 and $11,858,000, respectively.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company's future minimum lease payments under non-cancelable operating leases are as follows:

               1999              $  2,952,120
               2000              $  2,183,364
               2001              $     26,500

13.      Pension and other benefit plans

         Employee Stock Ownership Plan. On January 1, 1989, the Company, for the benefit of its employees, formed the ESOP to purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive. Contributions to the ESOP are made at the discretion of the Board of Directors. During 1989, the ESOP acquired from the Company's President 257,371 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the Company's President. Simultaneous with this purchase, the Company's President purchased certain receivables and interests in certain investments from the Company for a purchase price of approximately $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note originally was funded during March 1990, through a long-term bank financing agreement guaranteed by the Company (Note 11). As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the current year. Debt of the ESOP is recorded as debt, and the shares pledged as collateral are reported as unearned employee compensation in the balance sheet. For financial statement purposes, as of December 31, 1997 and 1998, the unearned employee compensation is reflected as a reduction in stockholders' equity. The Company's accounting treatment for the ESOP as described above is in accordance with SOP 76-3 for grandfathered plans established prior to 1993.

         Interest and compensation expenses relating to the ESOP are as follows:

                              Years ended December 31,

                            1996           1997          1998
                            ----           ----          ----

Interest               $    185,7285    $28 133,023  $    102,852
Compensation           $    467,082     $   480,000  $    480,000


         The ESOP shares were as follows:

                                                   December 31,
                                              1997            1998
                                              ----            ----

    Allocated shares                          183,000         214,525
    Shares released for allocation                -0-             -0-
    Unreleased shares                          72,000          40,475
                                            ----------      ----------
    Total ESOP shares                         255,000         255,000
                                            ==========      ==========

    Market value of unreleased shares     $   383,000     $    83,000
                                            ==========      ==========

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company's Plan has the option to acquire an aggregate of 975,000 shares of common stock that may be granted to employees, officers, directors and consultants of the Company. The Plan authorizes the Board of Directors (the "Board") to issue incentive stock options ("ISOs"), as defined in Section 422A(b) of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section ("Non-ISOs"). The Board has discretionary authority to determine the types of stock options to be granted, the persons among those eligible to whom options will be granted, the number of shares to be subject to such options, and the terms of the stock option agreements. Options may be exercised in the manner and at such times as fixed by the Board, but may not be exercised after the tenth anniversary of the grant of such options.

         The following table summarizes the transactions for the three years ended December 31, 1998, relating to the Plan:

                                             Number of
                                               Shares          Exercise Price
                                            ------------      -----------------
     Outstanding January 1, 1996:                208,243      $  3.33 - $ 4.50
        Granted                                      -0-                   -0-
        Exercised                                    -0-                   -0-
        Canceled                                (51,167)      $   3.33 - $4.50
                                            -------------
     Outstanding December 31, 1996:              157,076      $   3.33 - $4.50
        Granted                                  270,742      $   2.62 - $3.94
        Exercised                                    -0-      $            -0-
        Canceled                               (153,743)      $   3.33 - $4.50
                                            -------------
     Outstanding December 31, 1997               274,075      $   2.62 - $4.50
        Granted                                      -0-                   -0-
        Exercised                                    -0-                   -0-
        Canceled                                (16,476)      $    2.62 - 4.50
                                            -------------
     Outstanding December 31, 1998               257,599      $    2.62 - 4.50
                                            =============
     Exercisable December 31, 1998               104,373      $    2.62 - 4.50
                                            =============

         Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1993, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998; risk-free interest rates of 5.5 percent; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on historical trends; and a weighted-average expected life of the options of seven years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                1996            1997              1998
                                                                ----            ----              ----

Proforma net income (loss) attributable to stockholders   $  (8,685,767)  $   (8,549,501)  $      4,271,103
Proforma income (loss) per common share:
      Basic and diluted                                           (1.96)           (1.98)               .99


         Multi-Employer Defined Contribution Plan. The Company made payments to collectively bargained, multi-employer defined contribution plans covering Company union employees. Under the Multi-Employer Pension Plan Amendment Act, a withdrawing employer is required to continue funding its share of the plan's unfunded vested benefits. The Company does not possess sufficient information to determine its portion of the unfunded vested benefits, if any. Contributions to such plans for the years ended December 31, 1996, 1997, and 1998, were not significant. As of December 31, 1998 there were no union employees.


14.      Income taxes

         As of December 31, 1997, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal tax purposes of approximately $17,909,000. Of this amount, approximately $13,927,000 was generated by the Company and approximately $3,982,000 was generated by TransCor, which previously filed separate income tax returns, as explained below. TransCor's NOL carryforward is being utilized against 1998 taxable income. Of the Company's NOL carryforward from 1997, approximately $6,900,000 is being utilized against 1998 taxable income. The remaining consolidated federal tax NOL carryforward of
$7,076,000 will expire through the year 2012 if not used. For alternative minimum tax ("AMT") purposes, the NOL carryforward is approximately $1,435,000. The Company also has alternative minimum tax credit carryforwards of approximately $887,000 available to reduce future federal regular income taxes. The AMT credit carryforwards do not expire.

         Prior to August 15, 1998, TransCor and the Company were not permitted to file consolidated income tax returns because the Company owned less than 80% of TransCor. On August 15, 1998, the Company acquired an additional 6% of the stock of TransCor, raising its ownership above 80% thereby permitting the filing of consolidated tax returns prospectively.

         At December 31, 1997, the Company had net deferred tax assets of approximately $4.5 million. Because of the Company's net cumulative losses and the uncertainty of being able to utilize those net deferred tax assets, the Company recorded a valuation allowance of approximately $4.5 million. Because the Company and TransCor can now file consolidated tax returns, the Company may utilize the net deferred tax credits of approximately $1.8 million of TransCor to offset the deferred tax assets by that amount. Consequently, the Company reduced the valuation allowance by $1.8 million with a corresponding reduction in the recorded amount paid for the additional 6% interest in TransCor. Additionally, the Company had previously recorded deferred income tax credits of approximately $600,000 for the additional taxes on its share of TransCor's earnings. Because the Company and TransCor can now file consolidated income tax returns, this deferred income tax credit is no longer required. Accordingly, the Company reduced the deferred income tax credits by $600,000 with a corresponding reduction in the recorded amount paid for the additional 6% interest in TransCor.

           As of December 31, 1998, management has determined that a valuation allowance is not necessary because the Company now has net deferred tax credits.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The components of the provision for income taxes are attributable to continuing operations as follows:


                       1996               1997               1998
                       ----               ----               ----
Current         $         69,045   $       601,517   $    (11,232,732)
Deferred             (1,232,753)               -0-           1,366,733
                   --------------     -------------     ---------------
                $    (1,163,708)   $       601,517   $     (9,865,999)
                   ==============     =============     ===============

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            December 31,
                                                      1997                1998
                                                      ----                ----
Deferred tax assets
   Net Operating loss carryforward             $     6,741,983   $    2,389,217
   Valuation allowance                             (4,507,740)              -0-
   Allowance for doubtful accounts                     354,602           11,250
   Costs deferred for tax expensed for books           304,207          509,549
   Alternate minimum tax credit carryforwards          696,623          886,682
   Accrued worker's compensation                     1,217,647          942,772
   Uncompleted long-term contracts                     167,690          110,126
   State tax credit carryforward                        52,730              -0-
   Other                                               599,011          790,722
                                                  -------------    -------------
                                                     5,626,753        5,640,318
                                                  -------------    -------------
Deferred tax liabilities:
   Excess of tax over book depreciation              6,488,973        5,878,803
   Unrealized gain on marketable securities                -0-          126,975
   Costs deferred for book expensed for tax            425,864            9,014
   Outside basis difference in TransCor                259,248              -0-
                                                  -------------    -------------
                                                     7,174,085        6,014,792
                                                  -------------    -------------
Net deferred tax liability                           1,547,332          374,476
Less current net deferred asset                      1,980,148        1,437,707
                                                  -------------    -------------
   Net non-current deferred liability          $     3,527,480   $    1,812,183
                                                  =============    =============

         Factors causing the effective tax rate to differ from the statutory rate are as follows:

                                             Years ended December 31,
                                          1996        1997        1998
                                          ----        ----        ----

Federal statutory rate                    (34.0%)     (34.0%)     (34.0%)
Valuation allowance                         20.4%       59.5%     (10.0%)
State income taxes, net of
   federal benefit                         (3.5%)      (3.1%)      (2.7%)
Additional tax (benefit) on the
   Company's shares of
   TransCor's earnings                       3.0%     (11.4%)        5.4%
Other                                         .2%        1.0%        1.8%
                                        ----------  ----------  ----------
Effective tax rate                        (13.9%)       12.0%     (39.5%)
                                        ==========  ==========  ==========

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

         The holders of the Class B common stock will thereafter have the right to convert up to 625,000 shares of Class B common stock into common stock on a share for share basis as follows. Each cumulative incremental increase in net earnings in any subsequent year of $.21 per share above the specified level of earnings previously obtained will afford holders the right to convert up to an additional 625,000 shares of Class B common stock into common stock on a share for share basis. Holders of Class B common stock will not be entitled to convert more than 625,000 of such shares in any fiscal year unless the Company achieves earnings of $1.44 per share of common stock in any fiscal year, which will entitle holders to convert all shares of Class B common stock into common stock. In addition, conversion occurs if a sale of part of the Company's business as to which there is a bona fide offer to purchase would have resulted in convertibility of any of the outstanding Class B Common Stock and it is determined by the Board of Directors of the Company not to approve such a transaction, then, upon request of the holder or holders of a majority of the outstanding Class B Common Stock, the number of shares thereof which would have become convertible had the transaction occurred would become convertible. A similar provision provides that if there is an independent valuation of a part of the business of the Company such that if such part of the business were sold, the result would allow conversion of all outstanding Class B Common Stock and if the Board of Directors of the Company does not authorize such sale, then, upon request of the holder or holders of a majority of the outstanding Class B Common Stock, the outstanding Class B Common Stock would become convertible. No shares of Class B common stock became eligible for conversion into common stock during the years ended December 31, 1996 or 1997.

         As a result of TransCor's sale of KRC to EESI in August 1998, the Company's net income for the year ended December 31, 1998 exceeded the threshold amount of $.84 per share. Thus, subsequent to year end, the Board of Directors will set the conversion date and the holder of the Class B Common Stock, Mr. Francis M. Williams, will be entitled to convert 625,000 Class B shares into common stock.

Had this occurred on January 1, 1998, the affect on the calculation of earnings per share would be as follows:

                                                                            Year Ended December 31, 1998

                                                                               Actual          Conversion
                                                                             ------------     -------------

Share data:
   Basic and diluted income (loss) per share from continuing operations   $       (3.51)   $        (3.07)
                                                                             ============     =============
   Basic and diluted income per share from discontinued operations        $         4.52   $          3.95
                                                                             ============     =============
                                                                             ============     =============

   Total basic and diluted income per share                               $         1.01   $           .88
                                                                             ============     =============

Weighted average number of shares outstanding used in computations:
   Basic and diluted                                                           4,296,969         4,921,969


                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001, none of which is presently outstanding. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

     Net unrealized gains on marketable securities of approximately $228,000 net of taxes of $127,000 are recorded as an increase to stockholders' equity as of December 31, 1998.

     During the year ended  December  31, 1997 and 1998,  the  Company  acquired
76,600 and 8,013 shares of treasury stock at a cost of $267,331 and $30,800, respectively. At December 31, 1998, the balance of the Company's treasury stock was $764,263.


16.      Commitments and Contingencies

     The Company is involved in various legal actions and claims arising in the ordinary course of its business. After taking into consideration legal counsel's evaluation of such actions and claims, management is of the opinion that their outcome will not have a material adverse effect on the consolidated financial position of the Company.


17.      Fourth quarter adjustments

     During the fourth quarters of 1997 and 1998, the Company revised its estimates of costs to complete certain contracts primarily as a result of work slowdowns caused by excessive rainfall and recorded certain charges related to contract claim and change order settlements. The aggregate effect of these revised estimates on the Company's pretax income for 1997 and 1998 was a reduction of approximately $10,000,000 and $5,000,000, respectively. Approximately $1,000,000 of the total 1997 fourth quarter adjustments of $10,000,000 are related to contract claim and change order settlements.

     During the fourth quarter of 1998, the Company evaluated its self insurance accounts and determined that they were over reserved by approximately $1,600,000. The reserve for insurance claims was accordingly reduced by $1,600,000.


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

     Marketable  Securities - The carrying  amount reported in the balance sheet
for  marketable  securities   approximates  their  fair  value  based  on  price
quotations listed on national markets.

     Long-term debt. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of the Company's long-term debt approximates the fair value.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.      Earnings (loss) per share

         As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                   Years ended December 31,
                                             1996             1997               1998
                                             ----             ----               ----

Numerator:
----------

Income (loss) from continuing          $  (7,231,513)   $  (5,611,006)     $  (15,088,299)
  operations
Adjustment for basic earnings per                 -0-              -0-                 -0-
  share
                                         -------------    -------------      --------------
Numerator for basic earnings per
share -
   income (loss) available to             (7,231,513)      (5,611,006)        (15,088,299)
   common stockholders
   from continuing operations

Effect of dilutive securities                     -0-              -0-                 -0-
Numerator for diluted earnings per
  share:
Income (loss) from continuing             (7,231,513)      (5,611,006)        (15,008,299)
  operations
Income (loss) from discontinued           (1,451,926)      (2,907,234)          19,431,309
  operations
                                         -------------    -------------      --------------
Income (loss) applicable to common
  stockholders after assumed
  conversions                           $ (8,653,439)   $  (8,518,240)     $     4,343,010

                                         =============    =============      ==============

Denominator:
------------

Denominator for basic earnings per
 share -
   weighted-average shares                  4,420,175        4,318,481           4,296,969
Effective of dilutive securities:
Stock options                                     -0-              -0-                 -0-
Dilutive potential common shares                  -0-              -0-                 -0-
                                         -------------    -------------      --------------
Denominator for diluted earnings
  per share - adjusted
   weighted-average shares and
   assumed conversions                 $    4,420,175   $    4,318,481     $     4,296,969
                                         =============    =============      ==============
Basic and diluted earnings per
  share from continuing operations    $       (1.63)    $       (1.30)     $        (3.51)

                                         =============    =============      ==============
Basic and diluted earnings per
  share from discontinued operations  $        (.33)    $        (.67)     $        (4.52)

                                         =============    =============      ==============
Basic and diluted earnings per share   $       (1.96)   $       (1.97)     $         1.01)
                                         =============    =============      ==============


                                 KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Unexercised options to purchase 92,000, 56,000 and 104,000 shares of common stock for 1996, 1997 and 1998, respectively, were not included in the computations of diluted loss per share because the assumed conversion would be antidilutive.

20.      Discontinued Operations

         On May 31, 1998, the Company sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for approximately $11,600,000 in cash. The proceeds exceeded the net book value of the underlying assets sold by approximately $5,200,000. This gain is shown in the Consolidated Statements of Operations as part of "gain on sale of discontinued operations."

         On July 17, 1998, the Company adopted a formal plan to sell its solid waste management services operations to EESI. On August 31, 1998 the Company completed the sale of the solid waste management services (SWMS) operations. The assets sold consisted primarily of accounts receivables, contracts and property and equipment. The selling price was approximately $57,800,000 in the form of cash and EESI common stock.

         Revenues and expenses of the SWMS operations for the years ending December 31, 1996, 1997 and 1998 are shown separately in the schedule below. The consolidated statements of operations for the year ended December 31, 1996, 1997 and 1998 have been restated to show separately the operating results of the SWMS operations. These amounts are included in the income or loss from discontinued operations portion of the accompanying consolidated statements of operations. Approximately $7,610,000 of these net revenues was received after the Company's adoption of the plan to sell the SWMS operations. Information related to the discontinued SWMS operations of KRC for the years ended December 31, 1996, 1997 and 1998, is as follows:

                                                         Year Ended December 31,
                                                 1996              1997             1998
                                                 ----              ----             ----


Net revenue                               $     34,689,000  $    32,594,000  $     21,526,000
Operating expenses, including                   29,432,000       27,769,000        18,176,000
  depreciation
Selling, general and administrative              6,133,000        8,093,000         4,002,000
  expenses
                                             --------------    -------------    --------------
Operating loss                                     876,000        3,268,000           652,000
Interest expense, net                            1,504,000        1,409,000           913,000
                                             --------------    -------------    --------------
Loss before provision for income                 2,380,000        4,677,000         1,565,000
   tax benefit
Provision for income tax benefit                   928,000        1,770,000           618,000
                                             --------------    -------------    --------------
Loss from discontinued operations         $      1,452,000  $     2,907,000  $        947,000
                                             ==============    =============    ==============

         For the year ended December, 1998, approximately $180,000 is shown as a loss from discontinued operations and the remainder of approximately $767,000, in accordance with APB No. 30, income or loss incurred after the measurement date is included in the gain on the sale of discontinued operations. Included in the gain is a $1,000,000 charitable contribution to a private foundation controlled by Mr. Francis M. Williams. The loss from discontinued operations included write-offs of intangible and other assets.

         Net assets sold have been separately classified in the accompanying balance sheet at December 31, 1997.

         The sale of the Company's SWMS operations resulted in a gain of approximately $19,611,000 net of taxes approximately $11,861,000. Approximately $15.1 million of the cash proceeds were used to pay off debt on the property and equipment of the SWMS operations. An additional $6.6 million was used to fund the working capital deficit of the SWMS operations at August 31, 1998.

                 Schedule II - Valuation and Qualifying Accounts

                         Allowance for Doubtful Accounts


                                                         Additions
                                       Balance at       Charged to        Deductions
                                        Beginning        Costs and           from          Balance at
            Description                 of Period        Expenses       Allowances (a)   End of Period
            -----------                ----------       ----------      --------------   --------------


Year ended December 31, 1998         $      921,301  $       87,275    $      (269,353)  $      739,223
Year ended December 31, 1997         $      616,708  $      772,522    $      (467,929)  $      921,301
Year ended December 31, 1996         $      397,211  $      430,381    $      (210,884)  $      616,708


(a)  Balance represents the write-off of uncollectible accounts.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company are as follows:

            Name       Age                           Position
            ----       ---                           --------
Francis M. Williams     57       President, Chief Executive Officer and Director
Norman S. Dominiak      54       Vice President
Joseph M. Williams      42       Secretary and Treasurer
Michael Gold            50       Director
R. Donald Finn          55       Director

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

     Norman S. Dominiak has been Vice President of the Company since March 1995 and has been employed by the Company as its Chief Financial Officer since January 1994. Mr. Dominiak has also been Chief Financial Officer of TransCor since January 1994. Mr. Dominiak served as Controller of ThermoCor Kimmins, Inc., a subsidiary of the Company, from October 1991 until January 1994. From May 1988 until September 1991, Mr. Dominiak served as Senior Vice President of Creative Edge, a company engaged in the manufacturing and distribution of educational products. From October 1982 until April 1988, Mr. Dominiak served as Senior Vice President of Cecos Environmental Services, Inc., a company engaged in treatment, transportation, and disposal of hazardous waste. From 1965 until 1982, Mr.Dominiak was employed in various financial capacities for the Carborundum Company.

     Joseph M. Williams has been the Secretary and Treasurer of the Company since October 1988. Since September 1997, Mr. Williams has been President and Chief Executive Officer of TransCor. Since November 1991, Mr. Williams has served as President and has been a Director of Cumberland Technologies, Inc., a holding company whose wholly owned subsidiaries provide reinsurance and specialty sureties and performance and payment bonds. Since June 1986, Mr. Williams has served as President and Vice President and has been a Director of Cumberland Real Estate Holdings, Inc., the corporate general partner of Sunshadow Apartments, Ltd. ("Sunshadow") and Summerbreeze Apartments, Ltd. ("Summerbreeze"), both of which are limited partnerships. Mr. Williams has been employed by the Company and its subsidiaries in various capacities since January 1984. From January 1982 to December 1983, he was the managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Co. Joseph M. Williams is the nephew of Francis M. Williams.

     Michael Gold has been a Director of the Company since November 1987. For more than the past five years, Mr. Gold has been a partner in the Niagara Falls, New York law firm of Gold and Gold.

     R. Donald Finn has been a Director of the Company since November 1992. For more than the last five years, Mr. Finn has been a partner in the Law Firm of Gibson, McAskill & Crosby located in Buffalo, New York, where Mr. Finn has practiced law for more than the last 25 years.

         Set forth below is information  regarding  certain key employees of the
Company:

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

Item 11.   Executive Compensation

         Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 for the year ended December 31, 1998 (the "Named Executives"):

                                             SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
                                             Annual Compensation                        Awards
                                                                                      Securities
     Name and                                                 Other Annual            Underlying               All Other
Principal Position    Year         Salary          Bonus      Compensation         Options/SAR's (#)         Compensation
------------------    ----         ------          -----      ------------      ----------------------       ------------

Francis M. Williams   1998      $   119,991      $ 193,217      $-0-            $       -0-                 $     996 (*)
   Chairman of the    1997          172,120      $     -0-      $-0-            $       -0-                 $     996 (*)
   Board              1996          184,810      $     -0-      $-0-            $       -0-                 $     995 (*)
   President and
   Chief Executive
   Officer

John V. Simon, Jr.    1998      $    126,069     $  30,000      $-0-            $       -0-                 $   1,698 (*)
   President of       1997      $    100,019     $ 108,032      $-0-            $    71,666                 $   1,698 (*)
   Kimmins            1996      $     95,000     $  25,000      $-0-            $       -0-                 $   1,655 (*)
   Contracting
   Corp.

Michael D. O'Brien    1998      $     63,942     $ 167,155**    $-0-            $       -0-                 $     695 (*)
   Vice President     1997      $    105,427     $     -0-      $-0-            $     2,000                 $     695 (*)
   of Transcor        1996      $     95,000     $     -0-      $-0-            $       -0-                 $     695 (*)
   TransCor

Norman S. Dominiak    1998      $    80,673      $  20,000      $-0-            $       -0-                 $       -0-
   Vice President     1997              -0-            -0-      $-0-                    -0-                         -0-
   and                1996              -0-            -0-      $-0-                    -0-                         -0-
   Chief Financial
   Officer

Joseph M. Williams    1998      $       -0-      $ 380,000**    $-0-            $    10,000                 $       -0-
   Secretary and      1997              -0-             -0-     $-0-                 25,000                         -0-
   Treasurer          1996              -0-             -0-     $-0-                    -0-                         -0-


(*) Represents the Company's contribution to the employee's account of the Company's 401(k) Plan and premiums paid by the Company for term life insurance and long-term disability. These plans, subject to the terms and conditions of each plan, are available to all employees.

(**) Mr. O'Brien's and Mr. Williams' salaries and other compensation are not paid by the Company. Their bonuses were paid by TransCor and were strictly incentive based.

     Stock Option/SAR Grants in the Last Fiscal Year. There were no stock options or stock appreciation rights granted to Named Executives during the year ended December 31, 1998.

     Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year- End Option/SAR Values. The following table summarizes the net value realized on the exercise of options in 1998 and the value of outstanding options as of December 31, 1998, for the Named Executives.

                                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                        AND FISCAL YEAR-END OPTION/SAR VALUES

                                    Number of
                                                                            Securities              Value of
                                                                            Underlying            Unexercised
                                                                           Unexercised            In-the-Money
                                                                         Options/SARs at        Options/SARs at
                                    Shares                                 Year-End (#)         Year-End ($) (1)
                                   Acquired              Value             Exercisable/           Exercisable/
            Name                on Exercise (#)       Realized ($)        Unexercisable          Unexercisable
            ----                ---------------       ------------        -------------          -------------

Norman S. Dominiak                     0                   $0              3,000/4,500               $0/$0

John V. Simon, Jr.                     0                   $0             28,666/43,000              $0/$0


(1) Value is calculated using the Company's closing stock price on December 31, 1998, per share less the exercise price for such shares.

                         TEN-YEAR OPTION/SAR REPRICINGS

There were no stock options or SAR repricings during the year ended December 31, 1998.

         Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 1998, Mr. Francis M. Williams, the Company's President and Chairman of the Board of Directors, served as President and Chairman of the Board of Directors of TransCor, and Mr. Norman S. Dominiak served as Chief Financial Officer of the Company and TransCor.

         Compensation of Directors. During the year ended December 31, 1998, the Company paid non-officer Directors an annual fee of $5,000 and $1,000 per board meeting attended. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings. In addition, Mr. Gold received $20,000 as compensation for option buyouts.

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

         The Plan is administered by a committee consisting of three members of the Board of Directors. The exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock at the time the option is granted (110 percent of fair market value in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). The exercise price of a non-qualified stock option granted under the Plan may be any amount determined by the Board of Directors but not less than the par value of the common stock on the date of the grant. Options granted under the Plan must, in general, expire no later than ten years from the date of the grant (five years from the date of grant in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). All options granted to date provide that the grantees' rights vest over five years from the date of grant. At December 31, 1998, Joseph M. Williams held 63,333 options to purchase the Company's stock at $2.62 per share of which 25,333 shares are exercisable. At December 31, 1998, John V. Simon, Jr., held 71,666 options to purchase the Company's stock at $2.62 per share, of which 28,666 shares are exercisable. At December 31, 1998, Norman
S. Dominiak held 7,500 options to purchase the Company's common stock at $2.62 per share of which 3,000 options are exercisable.

Savings and Profit-Sharing Plan

         The Company offers a savings and profit sharing plan (the "401(k) Plan"), which qualifies under Sections 401(a) and (k) of the Code. Employees of the Company and certain affiliates who have been employed for a specified period of time are eligible to participate in the 401(k) Plan. All contributions made by the employees' vest immediately. Amounts contributed by the Company vest 20 percent after three years of service and 20 percent each year thereafter.

Employee Stock Ownership Plan

         Effective January 1, 1989, the Company formed the ESOP for the benefit of the employees of the Company and its subsidiaries to purchase shares of the Company's common stock from time to time on the open market or in negotiated transactions at prices deemed to be attractive and, simultaneously, the Profit Participation Plan was merged into the ESOP. Contributions to the ESOP are made at the discretion of the Board of Directors. During 1989, the ESOP acquired from the Company's President approximately 772,000 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the President. Simultaneously with such purchase, the President purchased certain receivables and interests in certain investments from the Company for a purchase price of $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note was funded, during March 1990, through a long-term bank financing agreement guaranteed by the Company. Expenses with respect to the ESOP include the recognition of interest expense relating to the ESOP debt and to earned compensation. For the year ended December 31, 1998, interest expense and compensation expense relating to the ESOP were $102,000 and $480,000, respectively. As of December 31, 1998, the unpaid ESOP debt is also reflected as a reduction in stockholders' equity of approximately $840,000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 31, 1999, by (i) persons known by the Company to own more than 5 percent of the Company's outstanding common stock, (ii) by each Named Executive and director of the Company, and (iii) all executive officers and directors of the Company as a group:

                                                                                             Percent of
                                                                                  Percent       Total
     Name and Address of                                                             of        Voting
     Beneficial Owner(1)            Title of Class           Number of Shares      Class        Power
     -------------------            --------------           ----------------      -----        -----
Francis M. Williams            Common Stock                  1,858,975  (2)          41.8%      61.6%
                               Class B Common Stock          2,291,569              100.0%

Joseph M. Williams             Common Stock                    366,917  (3)           8.2%       5.4%

John V. Simon, Jr.             Common Stock                     24,167  (4)              *          *

Michael Gold                   Common Stock                     13,523  (5)              *          *

George Chandler                Common Stock                      6,714  (6)              *          *

Norman S. Dominiak             Common Stock                      1,500  (8)              *          *

All executive officers and     Common Stock                  2,280,354  (2)(3)       51.1%
directors as a group                                                    (5)(7)
(five persons)                 Class B Common Stock          2,291,569  (8)         100.0%      67.8%

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

(3) Includes 10,000 shares owned by Mr. Joseph M. Williams; 25,333 shares issuable upon exercise of currently exercisable stock options; 3,030 shares held by the Company's 401(k) and ESOP Plans of which Mr. Williams is fully vested; and 341,220 shares held by the Company's 401(k) Plan and ESOP of which Mr. Williams is a trustee with shared voting and investment power.

(4) Includes 1,500 shares owned by Mr. Simon; 28,666 shares issuable upon exercise of currently exercisable stock options; and 8,334 shares held by the Company's 401(k) and ESOP plans of which Mr. Simon is fully vested.

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

(8) Includes 3,000 shares that may be purchased by Mr. Dominiak pursuant to immediately exercisable options. Does not include 6,000 shares issuable to him upon exercise of options vesting at various times commencing in April 1999.

     * Less than one percent.

Item 13.   Certain Relationships and Related Transactions

         During 1996, 1997 and 1998, the Company paid landfill fees of approximately $139,000, $0, and $-0-, respectively, to a company that is owned primarily by the brother of Mr. Francis M. Williams. The amount paid approximated fair market rates for the type of services involved.

         The Company had a note receivable in an original amount of $3,638,696 from Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"), of which Mr. Francis M. Williams is the sole shareholder of the corporate general partner and was the sole limited partner. The note receivable originally accrued interest at prime plus 1.375 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1998, and was guaranteed by Mr. Williams. The Company did not receive any interest or principal payments during 1997 relating to this note receivable, and management of the Company discontinued recognition of interest income of approximately $551,000 for the year. Amounts due from the Apartments at December 31, 1996, were approximately $3,851,000.

         On October 22, 1997, the Company contributed its note receivable in an original amount of approximately $3,851,000 from Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., and other receivables of approximately $3,059,000 for a non-controlling 49 percent preferred limited partnership interest in the Apartments. The Company will be allocated 49 percent of operating income, losses and cash flow. The preference in the Company's equity interest in the Apartments occurs upon the sale of the underlying partnership properties. Upon the occurrence of a capital transaction, the Company would receive cash flows from the sale or refinancing of the Apartments' assets equal to its capital contribution prior to any other partner receiving any proceeds. See Note 8 of Notes to Consolidated Financial Statements for additional information.

         On November 5, 1996, the Company received 1,723,290 shares of Cumberland common stock in exchange for the term note of $5,169,870 due from Cumberland. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method, and the Company's interest in Cumberland represents an ownership share of approximately 31.6 percent. At December 31, 1997 and 1998, the market value of the Cumberland common stock held by the Company was approximately $4,739,000 and $3,447,000, respectively.

         On November 10, 1998, TransCor loaned $1,000,000 to Cumberland. The TransCor loan to Cumberland is evidenced by a convertible term note which is due November 10, 2001. Quarterly interest payments are due beginning January 1, 1999 at a rate of one half of one percent over the rate established by NationsBank. TransCor has the right, after six months, to convert the principal amount of note into shares of common stock of Cumberland at $3.00 per share.

         Effective July 1, 1997, employees associated with TransCor's demolition contracting services unit was transferred to Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of the Company, for administrative and accounting purposes. As a result, contracting services previously performed by employees of TransCor were subcontracted to KCC. For the years ended December 31, 1997 and 1998, TransCor paid $3,418,000 and $2,761,000 to KCC for services rendered by Kimmins as a subcontractor. In addition, TransCor rents equipment from KCC for use in performing demolition contracts. TransCor incurred approximately $2,103,000, $2,573,000, and $1,822,000 in equipment rental charges with KCC for the years-ended December 31, 1996, 1997, and 1998, respectively.

         On August 14, 1998, the Company acquired an additional 297,200 shares of common stock in TransCor from Francis M. Williams, President and Chief Executive Officer. The acquisition increased the Company's ownership percentage to 81 percent from 74 percent and results in the ability to consolidate the Company and TransCor for federal income tax purposes on a prospective basis.

         During  the  year  ended  December  31,  1998,   TransCor   contributed
$1,000,000 to the Kimmins Terrier Foundation, a private foundation controlled by Francis M. Williams.

                                     PART IV

Item 14.   Exhibits, Financial Statement, Schedules, and Reports on Form 8-K

(a)  List of documents filed as part of this Report

     1.  Financial Statements

         - Report of  Independent  Certified  Public  Accountants
         - Consolidated balance sheets at December 31, 1997 and 1998
         - Consolidated statements of operations for each of the three years in the period ended December 31, 1998
         - Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 1998
         - Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1998
         - Consolidated statements of cash flows for each of the three years in the period ended December 31, 1998
         - Notes to consolidated financial statements

     2.  Financial Statement Schedule

         II-  Valuation and Qualifying Accounts

         All other Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the Schedules, or because the information required is included in the financial statements and notes thereto.

     3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

          3(a)    --Restated Certificate of Incorporation of Registrant, as
                      amended.
          3(b) 1  --By-laws of  Registrant
         10.1 2   -- Stock Option Plan
         10.2 2   --Form of Stock  Option  Agreement  for  Executives
         10.3 3   --The Apartments  Partnership  Agreements
         10.4 3   --Term Notes for equipment financed with Caterpillar Financial
                    Services
         10.5       Stock  Purchase Agreement dated August 14, 1998 between
                       the Company and Francis M. Williams
         10.6 4     Stock Purchase Agreement between TransCor and Eastern
                       Environmental Services dated July 17, 1998
         21       --Subsidiaries of the Registrant
         23       --Consent of Ernst & Young LLP
         27       --Financial Data Schedule (for SEC use only)

1 Previously filed on March 17, 1987, as part of Registrant's Registration Statement on Form S-1, File No. 33-12677, and incorporated herein by reference thereto.

2 Previously filed on June 29, 1989, as part of Registrant's Form S-8, File No. 33-29612, and incorporated herein by reference thereto.

3 Previously filed on July 2, 1998 as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-10489 and incorporated herein by reference thereto.

4 Previously filed as part of TransCor's amended Form 8-K, File No. 1-11822, filed on August 4, 1998

(b) Reports on Form 8-K.

     None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.



                                             KIMMINS CORP.



Date:                         , 1999         By: /s/ Francis M. Williams
       -----------------------------         -----------------------
                                             Francis M. Williams
                                             President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:                        , 1999          /s/ Francis M. Williams
     ------------------------------          -----------------------------
                                             Francis M. Williams
                                             President and Director
                                             (Chief Executive Officer)

Date:                        , 1999          /s/ Joseph M. Williams
     ------------------------------          -----------------------------
                                             Joseph M. Williams
                                             Secretary/Treasurer

Date:                        , 1999          /s/ Norman S. Dominiak
     ------------------------------          -----------------------------
                                             Norman S. Dominiak
                                             Vice President and Chief
                                             Financial Officer
                                             (Principal Accounting and
                                             Financial Officer)

Date:                        , 1999          /s/ Michael A. Gold
     ------------------------------          -----------------------------
                                             Michael A. Gold, Director

Date:                        , 1999          /s/ R. Donald Finn
     ------------------------------          -----------------------------
                                             R. Donald Finn, Director

                                                                     EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT




                                                         State or Providence
                                                           of Incorporation
                                Company                    or Organization
--------------------------------------------------------------------------------

Kimmins Contracting Corp..............................  Florida

Kimmins Ltd...........................................  Ontario, Canada

Kimmins Industrial Service Corp.......................  Delaware

Kimmins Abatement Corp................................  Delaware

ThermoCor Kimmins, Inc................................  Florida
   (f/k/a Kimmins Thermal Corp.)

Kimmins Specialty Contracting, Inc....................  Florida

Kimmins Associates, Inc...............................  Delaware

Kimmins Equipment Leasing Corp.......................   Florida

TransCor Waste Services, Inc..........................  Florida

Bay Area Recycling and Fibers, Inc....................  Florida

Kimmins Incorporated..................................  Texas

Kimmins International.................................  Florida

Factory Street Corporation............................  Tennessee

                                                                     EXHIBIT 23








               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


         We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-29612) pertaining to the 1987 Stock Option Plan of Kimmins Corp. and in the related Prospectus, of our report dated April 7, 1999, with respect to the consolidated financial statements and schedule of Kimmins Corp.
included in the Annual Report (Form 10-K) for the year ended December 31, 1998.







                                                      /s/ Ernst & Young LLP




Tampa, Florida
April 14, 1999