Form 10-Q
period 1999-03-31
KIMMINS CORP/DE
filed 1999-05-24
CIK 811562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------
                                    FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

[] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

                           Commission File No. 1-10489

                        ---------------------------------

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

                        ---------------------------------
      (Registrant's telephone number, including area code): (813) 248-3878

                                 Not applicable
                        ---------------------------------
        (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      Applicable Only To Corporate Issuers

The number of shares of Common Stock outstanding on May 7, 1999 was 4,288,956 shares. The number of shares of Class B Common Stock outstanding on May 7, 1999 was 2,291,569 shares.

--------------------------------------------------------------------------------
                                  KIMMINS CORP.

                                    FORM 10-Q

                                      INDEX



PART I. FINANCIAL INFORMATION                                               PAGE

    Item 1. Consolidated balance sheets at December 31, 1998 and
               March 31, 1999 (unaudited)                                      3

            Consolidated statements of operations for the three months
               ended March 31, 1998 and 1999 (unaudited)                       5

            Consolidated statements of cash flows for the three months
               ended March 31, 1998 and 1999 (unaudited)                       7

            Notes to consolidated financial statements                         8

     Item 2.  Management's  discussion and analysis of financial
               condition and results of operations                            18

     Item 3. Quantitative and qualitative disclosures about market risk       23

PART II. OTHER INFORMATION

     Item 1. Legal proceedings                                                24

     Item 2. Changes in securities                                            24

     Item 3. Defaults upon senior securities                                  24

     Item 4. Submission of matters to a vote of security holders              24

     Item 5. Other information                                                24

     Item 6. Exhibits and reports on Form 8-K                                 24

             Signatures                                                       25

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  December 31,                 March 31,
                                                                  1998                         1999
Current assets:
   Cash and cash equivalents                                      $    1,859,275               $   1,473,922
   Marketable securities                                              22,022,296                  21,489,879
   Accounts receivable, net
     Contract and trade                                               17,550,528                  14,961,501
     Affiliates                                                          282,903                     302,647
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                            1,743,644                   1,471,412
   Deferred income tax, net                                            1,437,707                   1,546,237
   Property and equipment held for sale                                2,083,083                   1,927,828
   Other current assets                                                  225,677                     103,119
                                                                  --------------               -------------

        Total current assets                                      $   47,205,113               $  43,276,545
                                                                  --------------               -------------

Property and equipment, net                                           45,646,719                  43,461,073
Property held for sale                                                       -0-                         -0-
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts                         8,804,728                   8,804,728
Non-current portion of accounts receivable, net
   contract and trade                                                    874,048                     874,048
Accounts receivable - affiliate                                          900,000                     900,000
Note receivable - affiliate                                            1,010,764                   1,028,264
Investment in Apartments                                               5,231,080                   5,048,940
Investment in Cumberland Technologies, Inc.                            4,628,019                   4,665,092
                                                                  ==============               =============
        Total assets                                              $  114,300,471               $ 108,058,690
                                                                  ==============               =============

The accompanying notes are an integral part of these consolidated financial statements KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS EQUITY


                                                                        December 31,          March 31,
                                                                        1998                  1999
                                                                                              (unaudited)
Current liabilities:
   Accounts payable - trade                                             $ 11,799,293          $  8,505,512
   Income tax payable                                                        489,353               184,210
   Accrued expenses                                                        6,080,388             4,407,914
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                 4,152,522             3,688,563

   Current portion of long-term debt                                      18,270,156            23,062,682
   Current portion of Employee Stock Ownership Plan
     Trust debt                                                              360,000               480,000
                                                                        -------------         ------------
        Total current liabilities                                       $ 41,151,712          $ 40,328,881
                                                                        -------------         ------------

Long-term debt                                                            50,768,960            46,405,796
Capital lease obligations                                                  1,242,101             1,107,640
Employee Stock Ownership Plan Trust debt                                     449,498               329,498
Deferred income taxes                                                      1,812,182             1,812,182
Minority interest in subsidiary                                            4,204,938             3,652,116

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares
     authorized; 4,447,397 shares issued and 4,288,956
     and 4,288,956 outstanding as of December 31, 1998
     and March 31, 1999 respectively                                           4,447                 4,447
   Class B common stock, $.001 par value; 10,000,000
     shares authorized; 2,291,569 shares issued and
     outstanding                                                               2,292                 2,292
   Capital in excess of par value                                         19,114,603            19,384,952
   Unrealized gain on securities (net of tax)                                101,064              (61,732)
   Retained earnings (deficit)                                            (2,947,063)          (3,423,119)
   Unearned employee compensation from Employee Stock
     Ownership Plan Trust                                                   (840,000)            (720,000)
                                                                        -------------         ------------
                                                                          15,435,343            15,186,840
   Less treasury stock, at cost (158,441 shares)                            (764,263)            (764,263)
                                                                        -------------         ------------
     Total stockholders' equity                                           14,671,080            14,422,577
                                                                        -------------         ------------
     Total liabilities and stockholders' equity                         $114,300,471          $108,058,690
                                                                        =============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three months ended March 31,
                                                                          -------------------------------
                                                                              1998               1999
                                                                          -------------      ------------
Revenue
   Gross revenue                                                          $ 24,598,001        16,925,801
   Outside services, at cost                                                (2,568,179)       (1,878,078)
                                                                          -------------      ------------
   Net revenue                                                              22,029,822        15,047,723

   Cost of revenue earned                                                   17,227,196        13,120,247
                                                                          -------------      ------------
   Gross profit                                                              4,802,626         1,927,476

   Selling, general and administrative expenses                              1,728,995         1,911,875
                                                                          -------------      ------------

Operating income (loss)                                                      3,073,631            15,601

Minority interest in net operations of subsidiary                              (58,046)          (42,118)
Income from marketable securities                                                   -0-          564,571
Interest expense                                                            (1,516,004)       (1,318,472)
                                                                          -------------      ------------

Loss before provision for income taxes (benefit)                             1,499,581          (780,418)

Provision for income taxes (benefit)                                           250,602          (304,362)
                                                                          -------------      ------------

Income (loss) from continuing operations                                     1,248,979          (476,056)

Discontinued operations:
   Income (loss) from discontinued solid waste division (net
     of tax benefit of $49,437 in 1998)                                        (12,324)               -0-
                                                                          -------------      ------------

Net income (loss)                                                         $  1,236,655       $  (476,056)
                                                                          =============      ============


Share data:
   Basic income (loss) per share from continuing operations               $        .29       $      (.11)
                                                                          =============      ============
   Diluted income (loss) per share from continuing operations                      .28              (.10)
                                                                          =============      ============

   Basic income (loss) per share from discontinued operations             $         -0-      $        -0-
                                                                          =============      ============
   Diluted income (loss) per share from discontinued operations                     -0-               -0-
                                                                          =============      ============

   Total basic income (loss) per share                                    $        .29       $      (.11)
                                                                          =============      ============
   Total diluted income (loss) per share                                           .28              (.10)
                                                                          =============      ============

Weighted average number of shares outstanding used in computations:
   Basic                                                                     4,296,969         4,288,956
                                                                          =============      ============
   Diluted                                                                   4,410,361         4,913,956
                                                                          =============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                          Three months ended March 31,
                                                         ------------------------------
                                                             1998               1999
                                                         -----------        -----------
Net income (loss)                                        $ 1,236,655        $ (476,056)

Unrealized loss on investments in marketable
   securities, net of tax benefit of $108,530                    -0-          (162,796)

Less minority interest                                           -0-            20,512

Allocable share of unrealized loss on investments in
marketable securities held by Cumberland                       8,771           (40,459)
                                                         -----------        -----------

Comprehensive income (loss)                              $ 1,245,426        $ (658,799)
                                                         ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Three months ended March 31,
                                                                                           1998               1999
Cash flows from operating activities:
   Net loss from continuing operations                                                     $  1,248,979          (476,056)
   Adjustments to reconcile net income from continuing operations to net cash provided
     (used) by operating activities:
       Depreciation and amortization                                                          2,261,667         2,407,402
       Gain on sale of marketable securities                                                        -0-           (25,326)
       Unrealized loss on marketable securities                                                     -0-           108,529
       Deferred income taxes                                                                        -0-          (108,530)
       Minority interest in operations of subsidiary                                             58,046          (282,473)
       Gain on disposal of property and equipment                                                (7,904)               -0-
       Accrued interest on term note                                                                 -0-          (17,500)
       Equity in losses of equity investees                                                     (46,213)            3,311
       Unearned employee compensation from Employee Stock Ownership Plan Trust                  120,000                -0-
Changes in operating assets and liabilities:
   Accounts receivable                                                                        1,466,181         2,685,250
   Costs and estimated earnings in excess of billings on uncompleted contracts               (4,720,560)          156,265
   Income tax refund receivable and payable                                                     166,140          (305,143)
   Other                                                                                       (296,520)          122,559
   Accounts payable                                                                           1,435,127        (3,293,781)
   Accrued expenses                                                                            (992,208)       (1,552,474)
   Billings in excess of costs and estimated earnings on uncompleted contracts               (3,068,632)         (463,959)
                                                                                           -------------      ------------
Total adjustments                                                                            (3,624,876)         (565,870)
                                                                                           -------------      ------------
Net cash provided by (used in) continuing operations                                         (2,375,897)       (1,041,926)

Net loss from discontinued operations                                                           (12,324)               -0-
Net book value of assets of discontinued operations                                             962,655                -0-
                                                                                           -------------      ------------
Net cash provided by (used in) operating activities                                             950,331                -0-
                                                                                           -------------      ------------

Cash flows from investing activities:
   Capital expenditures                                                                        (890,106)          (80,000)
   Proceeds from sale of property and equipment                                                 483,537           155,254
   Cash proceeds from sale of marketable securities                                                  -0-          498,593
   Purchase of marketable securities                                                                 -0-         (212,175)
                                                                                           -------------      ------------
Net cash provided by (used in) investing activities                                            (406,569)          361,672
                                                                                           -------------      ------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                               2,513,017         5,000,000
   Repayments of long-term debt and capital leases                                           (4,234,909)       (4,570,638)
   Payments on capital lease obligations                                                             -0-         (134,461)
   Repayments of Employee Stock Ownership Plan                                                 (120,000)               -0-
                                                                                           -------------      ------------
Net cash provided by (used in) financing activities                                          (1,841,892)          294,901
                                                                                           -------------      ------------

Net increase (decrease) in cash                                                              (3,674,027)         (385,353)
Cash, beginning of period                                                                     3,674,027         1,859,275
                                                                                           =============      ============
Cash, end of period                                                                        $         -0-      $ 1,473,922
                                                                                           =============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION - Kimmins Corp. and its subsidiaries (collectively, the "Company") operate one business segment: specialty-contracting services. The Company provides specialty-contracting services in the southeastern United
States, primarily Florida, including earthwork; infrastructure development; underground construction; roadwork; site remediation services such as excavation, removal and disposal of contaminated soil; facilities demolition and dismantling; and asbestos abatement. The Company formerly provided solid waste management services through its subsidiary, TransCor Waste Services, Inc. ("TransCor"), (See Note 8).

     BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1998, included in the Company's Form 10-K dated December 31, 1998, as filed with the United States Securities and Exchange Commission.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Kimmins and its subsidiaries, including TransCor, an 87 percent owned subsidiary. All material intercompany transactions have been eliminated.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     MARKETABLE  SECURITIES - As a result of the sale of Kimmins Recycling Corp.
(KRC) to Eastern Environmental Services, Inc. (EESI), TransCor received 555,329 shares of common stock of EESI. Subsequent to the sale of Kimmins Recycling Corp. to EESI, Waste Management, Inc. acquired EESI. On January 4, 1999, TransCor received 355,742 shares of Waste Management, Inc. common stock in exchange for its 555,329 shares of EESI. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of approximately $21,490,000 as of March 31, 1999. The Company's cost basis in these investments is approximately $21,436,000, and the unrealized gain of approximately $54,000, net of deferred income taxes of approximately $21,000, is reported as a separate component of shareholder's equity.

     Additionally, the Company's allocable share of the unrealized gains and losses on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $98,000 for the year ended December 31, 1998. The balance of unrealized gains and losses net of deferred tax is $101,000 at December 31, 1998.

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

     COMPREHENSIVE INCOME - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that total comprehensive income be displayed in a financial statement with equal prominence as other financial statements. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted the provisions of SFAS No. 130 effective January 1, 1998.

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


2.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS


                                                     December 31,       March 31,
                                                     1998               1999

Expenditures on uncompleted contracts                $ 140,139,011      $ 167,918,532
Estimated earnings on uncompleted contracts             (1,242,975)        (7,091,262)
                                                     --------------     --------------
                                                       138,896,036        160,827,270
Less actual and allowable billings on uncompleted
contracts                                              132,500,186        154,239,693
                                                     --------------     --------------
                                                     $   6,395,850      $   6,587,577
                                                     ==============     ==============
Costs and estimated earnings in excess of billings
on uncompleted contracts                             $  10,548,372      $  10,276,140
Billings in excess of costs and estimated earnings
on uncompleted contracts                                (4,152,522)        (3,688,563)
                                                     --------------     --------------
                                                     $   6,395,850      $   6,587,577
                                                     ==============     ==============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 1998 and March 31, 1999, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $10,000,000 and $10,000,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 1998 and March 31, 1999 that were not expected to be collected within twelve months are classified as a non-current asset.

3.   PROPERTY AND EQUIPMENT HELD FOR SALE

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty contracting segment, the Company decided to sell its transportable incineration system. This asset has a carrying value of approximately $1,800,000 as of December 31, 1998 and March 31, 1999. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The Company wrote down the carrying value of the asset of $40,000 in 1997 to reflect the fair market value based on the purchase agreement. Since February 1998, the Company received approximately $720,000 from the buyer towards the purchase. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company, which is expected during 1999. The deposits of $720,000 have been netted against the carrying value of the asset resulting in $1,081,000 being included in "property held for sale" at March 31, 1999.

     As a result of the Company's sale of its solid waste operations in August 1998, all of TransCor's operating facilities were disposed of with the exception of an idle facility in Ft. Myers (Lee County), Florida. In accordance with Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets to be Disposed Of," in 1997 the Company reduced the carrying value of certain land held for sale by $90,000, that management believed had carrying amounts higher than its fair market value. The land and buildings are listed for sale and are expected to be sold during 1999. Accordingly, the carrying value of these assets of approximately $808,000, net of the impairment loss of $90,000, is classified as a current asset under the caption "Property Held for Sale" in the consolidated balance sheet.

                                  KIMMINS CORP.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PROPERTY AND EQUIPMENT
                                   December 31,        March 31,
                                   1998                1999

Land                               $   1,058,234       $    1,058,234
Buildings and improvements             2,166,984            2,166,984
Construction equipment                60,752,336           60,752,336
Furniture and fixtures                   698,628              778,606
Construction in progress                 548,816              548,816
                                   --------------      ---------------
                                      65,224,998           65,304,976
Less accumulated depreciation        (19,578,279)         (21,843,903)
                                   --------------      ---------------
Net P&E                            $  45,646,719       $   43,461,073
                                   ==============      ===============

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $3,069,000 and $2,266,000 for the three months ended March 31, 1998 and 1999, respectively. Approximately $970,000 of depreciation expense for the three-month period ended March 31, 1998, is
attributable  to  discontinued  operations,   with  the  remaining  depreciation
attributable to continuing operations. Construction in progress will be depreciated over the estimated useful lives of respective assets when placed into service.


5. INVESTMENTS IN CUMBERLAND TECHNOLOGIES, INC., SUMMERBREEZE APARTMENTS, LTD., AND SUNSHADOW APARTMENTS, LTD.

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

     On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock, of Cumberland common stock in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. The amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and is being amortized over twenty years. At March 31, 1999, the market value of the Cumberland common stock held by the Company was approximately $4,092,000 based on a stock price of $2.375.

                                  KIMMINS CORP.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of the financial position of Cumberland at March 31, 1999:

                                                March 31, 1999

Cash and cash equivalents                       $     3,829,000
Investments in various marketable securities          3,321,000
Accounts receivable - trade, net                      1,685,000
Reinsurance recoverable                               3,061,000
Intangibles                                           1,406,000
Other                                                 2,466,000
                                                ---------------
   Total assets                                 $    15,768,000
                                                ===============

Policy liabilities and accruals                 $     7,325,000
Long-term debt                                        2,319,000
Other                                                   656,000
                                                ---------------
   Total liabilities                                 10,300,000

Stockholders' equity                                  5,468,000
                                                ---------------

   Total liabilities and stockholders' equity   $    15,768,000
                                                ===============

     Cumberland's operating results included revenue of approximately $1,738,000 and $2,585,000 and net income of approximately $320,000 and $247,000, respectively, during the quarters ended March 31, 1998 and 1999. The Company's equity in the net income amounted to approximately $101,000 and $78,000, respectively. In addition, approximately $41,000 of amortization expense was recorded by the Company related to the investment for each quarter.

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

     During the quarters ended March 31, 1998 and 1999, the Apartments recognized revenue of approximately $1,116,000 and $1,108,000. During the same periods, the Apartments recognized net losses of approximately $102,000 and $167,000, respectively. The Company has recorded its 49 percent share of the net results of operations. In addition, approximately $101,000 and $101,000 of amortization expense was recorded by the Company related to the investments in the Apartments for the quarters ended March 31, 1998 and 1999, respectively. At March 31, 1999, the Company's balance in its total investment in the Apartments was approximately $5,049,000 of which $900,000 is considered as an "accounts receivable - affiliate."

                                  KIMMINS CORP.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of the financial position of the Apartments at December 31, 1998 and March 31, 1999:

                                                                            Total investment
                                                                      December 31,       March 31,
                                                                      1998               1999
                                                                      ----               ----

Cash and cash equivalents                                             $     66,000       $       77,000
Accounts receivable - affiliate                                                -0-              946,000
Land                                                                     3,800,000            3,800,000
Buildings, capitalized construction interest, furniture and
equipment, net                                                          16,420,000           16,204,000
Other                                                                      638,000              676,000
                                                                      -------------      ---------------
Total assets                                                          $ 20,924,000       $   21,703,000
                                                                      =============      ===============

Accounts payable and accrued expenses                                 $    846,000       $    1,011,000
Accounts payable to affiliates                                           1,489,000            1,586,000
Mortgage loan payable                                                   20,993,000           20,949,000
Note payable to partner - Francis M. Williams                            2,860,000            2,860,000
                                                                      -------------      ---------------
Total liabilities                                                       26,188,000           26,406,000
Partners' deficit                                                       (5,264,000)          (4,703,000)
                                                                      -------------      ---------------
Total liabilities and partners' deficit                               $ 20,924,000       $   21,703,000
                                                                      =============      ===============

6.   LONG-TERM DEBT


                                                                                 December 31,      March 31,
                                                                                 1998              1999
Notes payable,  principal and interest payable in monthly  installments through March 1, 2003, interest at varying rates up to 13 percent,
   collateralized by equipment                                                   $   51,712,212    $    47,187,426

Revolving term bank line of credit,  including letters of credit,  $4,424,000 in
   1998 (see below), due March 31, 2001 interest, payable monthly at
   lender's base rate plus .5%.  At December 31, 1998 the rate is 8.25%.              1,764,003          2,198,669

Revolving term line of credit,  $16,000,000 maximum, due April 1, 2000, interest payable monthly at lender's base rate of LIBOR plus 2.5%,
   collateralized by equipment.  At December 31, 1998 the rate is 8.2656%.           13,700,000         13,250,000

Revolving  securities  - based  loan,  $8,200,000  maximum,  due  July 7,  1999, interest payable monthly at lender's base rate of 3 month LIBOR plus
   .75%.  At March 31, 1999 rate was 5.75%.                                                 -0-          5,000,000

Mortgage notes,  principal and interest payable in monthly  installments through
   August  1,  2000,   interest  at  varying  rates  up  to  prime  plus  1.75%,
   collateralized by land and buildings. At December 31, 1998 the
   average rate is 9%.                                                                1,862,901          1,832,383
                                                                                 ---------------   ----------------

Total debt                                                                           69,039,116         69,468,478
Less current portion                                                                 18,270,156         23,062,682
                                                                                 ---------------   ----------------
Net long term debt                                                               $   50,768,960    $    46,405,796
                                                                                 ===============   ================


                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At March 31, 1999, there was approximately $334,000 of borrowings available under the revolving term bank line of credit. The revolving term bank line of $4,424,000 includes the letter of credit facility of $2,526,000 and is secured by a pledge of all of the stock of the Company's subsidiaries and substantially all of the unsecured assets of the Company. The use of funds under these lines is limited among certain subsidiaries.

     The revolving term bank line of credit agreement contains certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000 and net income of not less than $1,500,000. In addition, the covenants prohibit the Company from paying dividends without lender approval. Specifically regarding the revolving term bank line of credit of approximately $1,764,000, the Company met the tangible net worth and net income requirements under the credit agreement with the bank. As of March 31, 1999, the Company was in compliance with or obtained waivers for all loan covenants.

     The revolving term line of credit of $16,000,000 is secured by a pledge of the trade receivables of Kimmins Contracting Corp. The amount outstanding at March 31, 1999 is $13,250,000.

     The above equipment notes and the working capital loan agreements contain certain covenants, the most restrictive of which require maintenance of a total liabilities to adjusted tangible net worth ratio of 7.5 to 1.0 and a current ratio of 1.5 to 1.0. Regarding the revolving term line of credit for $13,250,000 and outstanding equipment notes of approximately $37,029,000, KCC and the Company, as guarantor, did not meet the total liability to net worth ratio, current ratio or net income requirements under the credit and note agreements. The equipment notes and working capital loan are guaranteed by the Company and require the Company to maintain a liability to adjusted tangible net worth ratio not exceeding 6.0 to 1 and a current ratio of not less than 1.2 to 1. The Company and KCC have obtained waivers of these financial covenants for the three months ended March 31, 1999. In addition, the Company received a modification of the covenants for the three months ended March 31, 2000, with which the Company believes it will comply.

     On January 7, 1999, TransCor executed a revolving securities-based loan with a maximum principal amount of $8,200,000. The initial disbursement was $2,500,000 with another $2,500,000 being drawn during the quarter resulting in a balance outstanding at March 31, 1999 of $5,000,000. The loan term is three months and it was renewed on April 7, 1999. Interest is due monthly based on the three month LIBOR rate plus .75 percent. The rate on April 7, 1999 was 5.75 percent. The loan is collateralized by a portion of TransCor's stock investment in Waste Management, Inc.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    STOCKHOLDERS' EQUITY

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

     As a result of TransCors sale of KRC to EESI in August 1998, the Companys net income for the year ended December 31, 1998 exceeded the threshold amount of $.84 per share. Thus, subsequent to year end, the Board of Directors set the conversion date and the holder of the Class B common stock, Mr. Francis M. Williams, was entitled to convert 625,000 Class B shares into common stock.

     As of January 1, 1999, the effect on the calculation of earnings per share is as follows:

                                                                          Three Months Ended December 31, 1998
                                                                          -------------------------------------
                                                                               Actual          Conversion

Share data:
   Basic income (loss) per share from continuing operations               $       (.29)    $        (.11)
                                                                             ============     =============
   Diluted income per share from continuing operations                    $         .28    $        (.10)
                                                                             ============     =============


   Total basic income per share                                           $         .29    $         (.11)
                                                                             ============     =============
   Total diluted income (loss) per share                                  $         .28    $         (.10)
                                                                             ============     =============
Weighted average number of shares outstanding used in computations:
   Basic                                                                      4,288,956          4,913,956

   Diluted                                                                    4,402,348          4,913,956

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   EARNINGS (LOSS) PER SHARE

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                                         Three months ended March 31,
                                                                      ----------------------------------
                                                                            1998               1999
                                                                      ----------------   ---------------
Numerator:
---------

Income (loss) from continuing operations                              $     1,248,979    $    (476,056)
Adjustment for basic earnings per share                                            -0-               -0-
                                                                      ----------------   ---------------
Numerator for basic earnings per share - income (loss)
   available to common stockholders from continuing operations              1,248,979          (476,056)

Effect of dilutive securities:
Numerator for diluted earnings per share:
Income (loss) from continuing operations                                    1,248,979          (476,056)
Loss from discontinued operations                                             (12,324)               -0-
                                                                      ----------------   ---------------
Income (loss) applicable to common stockholders after assumed
   conversions                                                        $     1,236,655          (476,056)
                                                                      ================   ===============

Denominator:
-----------

Denominator for basic earnings per share -
   weighted-average shares                                                  4,296,969         4,288,956
Effective of dilutive securities:
Stock options                                                                 113,392               -0-
Dilutive potential of Class B common shares                                       -0-           625,000
                                                                      ================   ===============
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                          4,410,361         4,913,956
                                                                      ================   ===============


Basic income (loss) per share from continuing operations              $           .29    $         (.11)
                                                                      ================   ===============
Diluted income (loss) per share from continuing operations            $           .28    $         (.10)
                                                                      ================   ===============

Basic income (loss) per share from discontinued operations            $            -0-   $           -0-
                                                                      ================   ===============
Diluted income (loss) per share from discontinued operations          $            -0-   $           -0-
                                                                      ================   ===============

Total basic income (loss) per share                                   $           .29    $         (.11)
                                                                      ================   ===============
Total diluted income (loss) per share                                 $           .28    $         (.10)
                                                                      ================   ===============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   DISCONTINUED OPERATIONS

     On July 17, 1998, the Company adopted a formal plan to sell its solid waste management services operations to EESI. On August 31, 1998 the Company completed the sale of the solid waste management services (SWMS) operations. The assets sold consisted primarily of accounts receivables, contracts and property and equipment. The selling price was approximately $57,800,000 in the form of cash and EESI common stock. The sale of the Company's SWMS operations resulted in a gain of approximately $19,611,000 net of taxes approximately $11,861,000 in the third quarter of 1998.

     Revenues and expenses of the SWMS operations for the quarter ended March 31, 1998 are shown separately in the schedule below. The consolidated statements of operations for the quarter ended March 31, 1998 have been restated to show separately the operating results of the SWMS operations. These amounts are included in the income or loss from discontinued operations portion of the accompanying consolidated statements of operations. None of the net revenue was received after the Company's adoption of the plan to sell the SWMS operations. Information related to the discontinued SWMS operations of KRC for the quarter ended March 31, 1998, is as follows:

                                                          Three months ended
                                                            March 31, 1998
                                                         ---------------------

Net revenue                                              $          8,595,000
Operating expenses, including depreciation                          7,089,000
Selling, general and administrative expenses                        1,175,000
                                                         ---------------------
Operating loss                                                        331,000
Interest expense, net                                                 393,000
                                                         ---------------------
Loss before provision for income tax benefit                          (62,000)
Provision for income tax benefit                                      (50,000)
                                                         =====================
Loss from discontinued operations                        $            (12,000)
                                                         =====================

     For the quarter ended March 31, 1998, approximately $12,000 is shown as a loss from discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Net revenue for the three months ended March 31, 1999, decreased by 32 percent to $15,048,000 from $22,030,000 for the three months ended March 31, 1998. The increase is due primarily to the contraction of the Company's utility contracting services ($4,538,000 decrease in net revenue) and demolition services ($1,297,000 decrease in net revenue). In addition, other services decreased net revenues by $1,147,000.

     Outside services, which largely represent subcontractor costs, increased as a percentage of net revenue, to 11 percent for the first quarter of 1999 from 10 percent for the same period in 1998. The Company will use the services of a subcontractor when it determined that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a greater extent during 1999 than 1998 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the first quarter of 1999 increased to 87 percent from 78 percent for the same period in 1998. As a result, the gross profit for the first quarter of 1999 was $1,927,000 (13 percent of net revenue) compared to $4,803,000 (22 percent of net revenue) for the first quarter of 1998. The decrease in the dollar amount and percentage of gross margin is primarily associated with the contraction of the Company's utility contracting services ($2,369,000 decrease in gross profit) and demolition services ($461,000 decrease in gross profit), and other services ($45,000 decrease in gross profit).

     During the three months ended March 31, 1999, selling, general and administrative expenses increased to $1,912,000 (13 percent of net revenue) from $1,729,000 (8 percent of net revenue) for the three months ended March 31, 1998. The dollar and percentage increase is primarily a result of a nonrecurring reduction of insurance expense for the three months ended March 31, 1998.

     Minority interest in net income of subsidiary was $42,000 for the three months ended March 31, 1999 compared to minority interest in net income of $58,000 during the same period in 1998. The minority interest in net income or loss of the subsidiary had reflected approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. In September 1998, the Company acquired approximately 297,000 shares of TransCor stock from Francis M. Williams, the majority owner of the Company and Chairman of the Board of the Company and of TransCor. This purchase of approximately 7% of the outstanding shares increased the Company's ownership in TransCor to 81%. Also, since August 1998, TransCor acquired 150,000 shares of Treasury Stock on the open market effectively increasing the Company's ownership an additional 7% to 88%.

     Investment income from marketable securities was approximately $565,000. There was no comparable investment income in the prior year. The increase is attributable to TransCor's trading of covered options on Waste Management, Inc. stock. During the three months ended March 31, 1999, TransCor invested approximately $509,000 in covered options and recognized gains of approximately $538,000 on proceeds of $1,047,000.

     Interest expense, net of interest income, decreased to $1,318,000 during the three months ended March 31, 1999 compared to $1,516,000 for the three months ended March 31, 1998. The decrease is primarily attributable to decreases in average borrowings during 1999 associated with the disposal of the solid waste management operations in August 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As a result of the foregoing, loss before provision for income taxes for the three months ended March 31, 1999 was $780,000 (5 percent of net revenue) compared to net income before provision for taxes of $1,500,000 (7 percent of net revenue) during the same period in 1998.

     The Company's effective tax rate was 39 percent for the three months ended March 31, 1999 compared to a rate of 17 percent for 1998 tax benefits. The lower than statutory effective tax rate in 1998 was primarily due to the net operating loss generated by the Company during 1997 and the resulting tax benefits from credit and loss carryforwards. Management expects to utilize these loss and credit carryforwards before they expire in the year 2001; however, in accordance with Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes," a valuation allowance of approximately $2,801,000 was recognized during 1997. Included in the tax benefit, the Company has approximately $697,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire. In addition, for the three months ended March 31, 1998 the Company incurred a loss of approximately $12,000 from discontinued operations as a result of the sale of the solid waste division in the third quarter of 1998.

     As a result of the foregoing, the Company incurred a net loss for the three months ended March 31, 1999 of $476,000 (3 percent of net revenue) as compared with net income of $1,237,000 (4 percent of net revenue) for the same period during 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities was $1,042,000 and $2,376,000 during the three months ended March 31, 1998 and 1999, respectively. Cash was used in the specialty contracting operations during the first quarter of 1998 due to the decrease in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts associated with the increase in revenue and significant losses on the earthmoving contracts. During the first quarter of 1999, decreases in accounts payable and accrued expenses more than offset decreases in accounts receivables which were the primary factor for cash used by operating activities.

     The Company had capital expenditures during the three months ended March 31, 1998 and 1999 of $890,000 and $80,000, respectively. The 1999 capital expenditures were for the purchase of accounting software. The 1998 capital expenditures were primarily related to the purchase of approximately $638,000 of construction equipment utilized in the Company's specialty contracting operations. Future capital expenditures will be financed by available cash resources, cash flow from operations, and available credit resources, as needed.

     During 1999 the Company generated cash from financing activities of approximately $295,000. Borrowings in 1998 related primarily to the acquisition of approximately $3,000,000 of equipment. As of March 31, 1999, borrowings on the $16,000,000 working capital revolving credit line were $13,250,000.

     On January 7, 1999, TransCor executed a revolving securities-based loan with a maximum principal amount of $8,200,000. The initial disbursement was $2,500,000 with another $2,500,000 being drawn during the quarter resulting in a balance outstanding at March 31, 1999 of $5,000,000. The loan proceeds were used primarily to reduce outstanding debt. The loan term is three months and it was renewed on April 7, 1999. Interest is due monthly based on the three month LIBOR rate plus .75 percent. The rate on April 7, 1999 was 5.75 percent. The loan is collateralized by a portion of TransCor's stock investment in Waste Management, Inc.

     The Company's ratio of debt to equity was 4.8 and 4.9 at December 31, 1998 and March 31, 1999, respectively. The increase in debt is primarily due to the decrease in equity resulting from the net loss generated in the first quarter.

     During the three months ended March 31, 1998 and 1999, the Company's average contract and trade receivables less retainage were outstanding for 75 and 79 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payments.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     At  December  31,  1998 and  March 31,  1998,  $2,194,000  and  $2,201,000,
respectively of the combined accounts receivable - affiliates and note receivable - affiliates are due from affiliates of the Company's President. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that total comprehensive income be displayed in a financial statement with equal prominence as other financial statements. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted the provisions of SFAS No. 130 effective January 1, 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes Financial Accounting Standards No. 14. SFAS No. 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. During the fourth quarter of 1998, the Company adopted the provision of SFAS No. 131. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company. Based on management's assessment, the Company operates one dominant segment.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 200 and thereafter. The total cost of the Year 2000 project is estimated to be $15,000. To date, the Company's incremental costs for assessment of the Year 2000 issue, the development of a modification plan, and the purchase of new software have been approximately $13,000.

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

     The Company has initiated formal communications will all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse affect on the Company's systems.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

     The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that reflect management's current views with respect to future events and financial performance. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ from those anticipated include, but are not limited to, economic conditions, competitive factors, changes in market prices of the Company's investments and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During 1998, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments. As of December 31, 1998, the Company has debt of approximately $63,500,000 of which $47,000,000 has a fixed interest rate. The remaining debt of $16,500,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $165,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market interest rate risk is not material. As of March 31, 1999, the Company's 87% owned subsidiary TransCor held for other than trading purposes marketable equity securities of publicly traded companies having a value of approximately $21,490,000 ($15,784,000 related to Waste Management, Inc.). TransCor also holds approximately $5,700,000 of additional marketable securities. These securities are subject to price risk.

     Beginning in January 1999, TransCor covered options on Waste Management, Inc. common stock. Management believes although there is always price risk in this type of transaction, management is able to reduce this risk due to its knowledge of the solid waste industry. During the three months ended March 31, 1999, TransCor invested approximately $509,000 in the covered options and recognized gains of approximately $538,000 on proceeds of $1,046,000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

     Effective with the close of business on March 1, 1999, Kimmins' stock was delisted from the New York Stock Exchange (NYSE) because the Company could not satisfy the continuing maintenance criteria of the NYSE. On March 10, 1999, the Company's application for registration on the National Association of Securities Dealers (NASD) Over the County Bulletin Board (OTCBB) was cleared. On March 11, 1999, the Company began trading on the OTCBB under the symbol "KVNM."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following document is filed as an exhibit to this Quarterly Report on Form 10-Q:

     10.1*- Loan and Collateral Account Agreement between Merrill Lynch
            International Private Finance Limited and TransCor Waste Services, Inc.
     27.1 - Financial Data Schedule - March 31, 1999 (for SEC use only)
     27.2 - Financial Data Schedule - March 31, 1998 (for SEC use only)

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

 ----------------------

     * Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of TransCor Waste Services, Inc. for the quarter ended March 31, 1999 (File No. 1-11822)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   KIMMINS CORP.



                                 By:  /S/ FRANCIS M. WILLIAMS
                                      ------------------------------------------
                                     Francis M. Williams
                                     President and Chief Executive Officer

May 20, 1999


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 20, 1999.



Date:   May 20, 1999             /S/ FRANCIS M. WILLIAMS
                                 ----------------------------------------------
                                 Francis M. Williams
                                 President and Chief Executive Officer
                                 (Principle Executive Officer)



Date:   May 20, 1999             /S/ NORMAN S. DOMINIAK
                                 ----------------------------------------------
                                 Norman S. Dominiak
                                 Vice President and Chief Financial Officer
                                 (Principle Accounting and Financial Officer)