Form 10-Q
period 1999-06-30
KIMMINS CORP/DE
filed 1999-08-16
CIK 811562

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------
                                    FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

The number of shares of Common Stock outstanding on August 13, 1999 was 4,913,956 shares. The number of shares of Class B Common Stock outstanding on August 13, 1999 was 1,666,569 shares.

--------------------------------------------------------------------------------
                                  KIMMINS CORP.

                                    FORM 10-Q

                                      INDEX



PART I. FINANCIAL INFORMATION PAGE

Item 1. Consolidated balance sheets at December 31, 1998 and June 30, 1999 (unaudited) 3

     Consolidated statements of operations for the three months ended June 30, 1998 and 1999 (unaudited) 5

     Consolidated statements of comprehensive  income for the three months ended
          June 30, 1998 and 1999 (unaudited) 6

     Consolidated statements of operations for the six months ended June 30, 1998 and 1999 (unaudited) 7

     Consolidated  statements of  comprehensive  income for the six months ended
          June 30, 1998 and 1999 (unaudited) 8

     Consolidated statements of cash flows for the three months ended June 30, 1998 and 1999 (unaudited) 9

          Notes to consolidated financial statements 10

     Item 2. Management's discussion and analysis of financial condition and results of operations 21

     Item 3. Quantitative and qualitative disclosures about market risk 28

PART II. OTHER INFORMATION

     Item 1. Legal proceedings 29

     Item 2. Changes in securities 29

     Item 3. Defaults upon senior securities 29

     Item 4. Submission of matters to a vote of security holders 29

     Item 5. Other information 29

     Item 6. Exhibits and reports on Form 8-K 29

     Signatures 30

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  December 31,                   June 30,
                                                                  1998                            1999
                                                                                                (unaudited)
Current assets:
   Cash and cash equivalents                                      $    1,859,275                $    609,196
   Marketable securities                                              22,022,296                  25,192,054
   Accounts receivable, net
     Contract and trade                                               17,550,528                  15,757,333
     Affiliates                                                          282,903                     219,938
   Income tax refund receivable                                              -0-                     229,767
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                            1,743,644                   1,191,882
   Deferred income tax, net                                            1,437,707                   1,419,262
   Property and equipment held for sale                                2,083,083                   1,341,322
   Other current assets                                                  225,677                     372,599
                                                                  --------------                ------------

        Total current assets                                      $   47,205,113                $ 46,333,353
                                                                  --------------                ------------

Property and equipment, net                                           45,646,719                  40,713,080
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts                         8,804,728                   8,907,941
Non-current portion of accounts receivable, net
   contract and trade                                                    874,048                         -0-
Accounts receivable - affiliate                                          900,000                     900,000
Note receivable - affiliate                                            1,010,764                   1,046,259
Investment in Apartments                                               5,231,080                   4,822,010
Investment in Cumberland Technologies, Inc.                            4,628,019                   4,698,333
                                                                  --------------                ------------
        Total assets                                              $  114,300,471                $107,420,976
                                                                  ==============                ============

The accompanying notes are an integral part of these consolidated financials statements

                                 KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    December 31,                   June 30,
                                                                           1998                     1999
                                                                                                 (unaudited)

Current liabilities:
   Accounts payable - trade                                       $   11,799,293                $  6,942,855
   Income tax payable                                                    489,353                         -0-
   Accrued expenses                                                    6,080,388                   5,600,184
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                             4,152,522                   2,524,632
   Deferred revenue on open stock options                                    -0-                   1,409,621
   Current portion of long-term debt                                  18,270,156                  15,978,953
   Current portion of Employee Stock Ownership Plan
     Trust debt                                                          360,000                     480,000
                                                                  ---------------               -------------
        Total current liabilities                                 $   41,151,712                $ 32,936,245
                                                                  ---------------               -------------

Long-term debt                                                        50,768,960                  50,521,600
Capital lease obligations                                              1,242,101                     973,180
Employee Stock Ownership Plan Trust debt                                 449,498                     209,498
Deferred income taxes                                                  1,812,182                   3,384,786
Minority interest in subsidiary                                        4,204,938                   2,248,403

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares
     authorized; 5,072,397 shares issued and 4,288,956 and
     4,913,956 outstanding as of December 31, 1998 and
     June 30, 1999 respectively                                            4,447                       5,072
   Class B common stock, $.001 par value; 10,000,000
     shares authorized; 2,291,569 shares issued and 2,291,569 and
     1,666,569 outstanding as of December 31, 1998 and
     June 30, 1999 respectively                                            2,292                       2,292
   Capital in excess of par value                                     19,114,603                  19,979,205
   Unrealized gain on securities (net of tax)                            101,064                   1,951,480
   Retained earnings (deficit)                                        (2,947,063)                 (3,426,522)
   Unearned employee compensation from Employee Stock
     Ownership Plan Trust                                               (840,000)                   (600,000)
                                                                  ---------------               -------------
                                                                      15,435,343                  17,911,527
   Less treasury stock, at cost (158,441 shares)                        (764,263)                   (764,263)
                                                                  ---------------               -------------
     Total stockholders' equity                                       14,671,080                  17,147,264
                                                                  ---------------               -------------

     Total liabilities and stockholders' equity                   $  114,300,471                $107,420,976
                                                                  ===============               =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three months ended June 30,
                                                                       1998                          1999
                                                                    (unaudited)                   (unaudited)

Revenue
   Gross revenue                                                  $   23,542,042                $   18,503,260
   Outside services, at cost                                          (2,312,056)                   (2,778,717)
                                                                  ---------------               ---------------
   Net revenue                                                        21,229,986                    15,724,543
Costs and expenses:
   Cost of revenue earned                                             17,268,747                    13,300,213
                                                                  ---------------               ---------------

   Gross profit                                                        3,961,239                     2,424,330
   Selling, general and administrative expenses                        2,084,593                     1,371,314
                                                                  ---------------               ---------------

Operating income (loss)                                                1,876,646                     1,053,016

Minority interest in net operations of subsidiary                        847,099                       (73,035)
Interest expense                                                       1,468,542                     1,131,628
                                                                  ---------------               ---------------

Loss before provision for income taxes (benefit)                        (438,995)                        5,577)
Provision for income taxes (benefit)                                    (692,196)                       (2,174)
                                                                  ---------------               ---------------

Income (loss) from continuing operations                                 253,201                        (3,403)

Discontinued operations:
   Income (loss) from discontinued solid waste division (net
     of tax provision of $2,051,315 in 1998)                           3,091,044                           -0-
                                                                  ---------------               ---------------


Net income (loss)                                                 $    3,344,245                $       (3,403)
                                                                  ===============               ===============


Share data:
   Basic income (loss) per share from continuing operations       $          .06                $         (.00)
                                                                  ===============               ===============
   Diluted income (loss) per share from continuing operations                .06                          (.00)
                                                                  ===============               ===============

   Basic income (loss) per share from discontinued operations     $          .72                $          .00
                                                                  ===============               ===============
   Diluted income (loss) per share from discontinued operations              .71                           .00
                                                                  ===============               ===============

   Total basic income (loss) per share                            $          .78                $         (.00)
                                                                  ===============               ===============
   Total diluted income (loss) per share                                     .77                          (.00)
                                                                  ===============               ===============

Weighted average number of shares outstanding used in
   computations:
   Basic                                                               4,296,969                     4,445,206
                                                                  ===============               ===============
   Diluted                                                             4,364,807                     4,445,206
                                                                  ===============               ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                            Three months ended June 30,
                                                                       1998                         1999
                                                                    (unaudited)                  (unaudited)


Net income (loss)                                                 $    3,344,245                $       (3,403)

Unrealized gain on investments in marketable
   securities, net of tax of $1,287,136                                      -0-                     2,013,212

Less minority interest                                                       -0-                      (217,427)

Allocable share of unrealized loss on investments in
marketable securities held by Cumberland                                 (14,768)                       (1,012)
                                                                  ---------------               ---------------

Comprehensive income (loss)                                       $    3,329,477                $    1,791,370
                                                                  ===============               ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Six months ended June 30,
                                                                        1998                           1999
                                                                    (unaudited)                    (unaudited)

Revenue
   Gross revenue                                                  $   48,140,043                    35,429,061
   Outside services, at cost                                          (4,880,235)                   (4,656,795)
                                                                  ---------------               ---------------
   Net revenue                                                        43,259,808                    30,772,266

Costs and expenses:
   Cost of revenue earned                                             34,495,943                    26,420,460
                                                                  ---------------               ---------------

   Gross profit                                                        8,763,865                     4,351,806
   Selling, general and administrative expenses                        3,813,588                     3,283,189
                                                                  ---------------               ---------------

Operating income (loss)                                                4,950,277                     1,068,617

Minority interest in net operations of subsidiary                        905,145                       (30,917)
Income from marketable securities                                            -0-                      (564,571)
Interest expense                                                       2,984,546                     2,450,100
                                                                  ---------------               ---------------

Loss before provision for income taxes (benefit)                       1,060,586                      (785,995)
Provision for income taxes (benefit)                                    (441,594)                     (306,536)
                                                                  ---------------               ---------------

Income (loss) from continuing operations                               1,502,180                      (479,459)

Discontinued operations:
   Income (loss) from discontinued solid waste division (net
     of tax provision of $2,001,878 in 1998)                           3,078,720                           -0-
                                                                  ---------------               ---------------


Net income (loss)                                                 $    4,580,900                $     (479,459)
                                                                  ===============               ===============

Share data:
   Basic income (loss) per share from continuing operations       $          .35                $         (.11)
                                                                  ===============               ===============
   Diluted income (loss) per share from continuing operations                .34                          (.11)
                                                                  ===============               ===============


   Basic income (loss) per share from discontinued operations     $          .72                $          .00
                                                                  ===============               ===============
   Diluted income (loss) per share from discontinued operations              .70                           .00
                                                                  ===============               ===============

   Total basic income (loss) per share                            $         1.07                $         (.11)
                                                                  ===============               ===============
   Total diluted income (loss) per share                                    1.04                          (.11)
                                                                  ===============               ===============

Weighted average number of shares outstanding used
   in computations:
   Basic                                                               4,296,969                     4,378,242
                                                                  ===============               ===============
   Diluted                                                             4,388,391                     4,378,242
                                                                  ===============               ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                                             Six months ended June 30,
                                                                        1998                         1999
                                                                    (unaudited)                  (unaudited)

Net income (loss)                                                 $    1,695,533                $     (479,459)

Unrealized gain on investments in marketable
   Securities, net of tax of $1,178,606                                      -0-                     1,850,416

Less minority interest                                                       -0-                      (196,915)

Allocable share of unrealized loss on investments in
marketable securities held by Cumberland                                  (5,997)                      (41,471)
                                                                  ---------------               ---------------

Comprehensive income (loss)                                       $    1,689,536                $    1,132,571
                                                                  ===============               ===============


The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Six months ended June 30,
                                                                                       1998                       1999
                                                                                  (unaudited)                  (unaudited)
Cash flows from operating activities:
   Net income/(loss) from continuing operations                                 $     1,502,180             $       (479,459)
   Adjustments to reconcile net income from continuing operations to net cash provided (used) by operating activities:
       Depreciation and amortization                                                  5,023,315                    3,954,704
       Change in value of marketable securities                                             -0-                   (3,169,758)
       Unrealized gain on marketable securities, net of tax                                 -0-                    1,850,416
       Deferred income taxes                                                                -0-                    1,591,049
       Minority interest in operations of subsidiary                                    905,145                   (1,091,308)
       Gain on disposal of property and equipment                                       (80,773)                         -0-
       Equity in losses of equity investees                                            (102,642)                     256,340
       Unearned employee compensation from Employee Stock Ownership Plan Trust          240,000                      240,000
Changes in operating assets and liabilities:
   Accounts receivable                                                                  819,030                    2,576,187
   Costs and estimated earnings in excess of billings on uncompleted contracts       (5,334,045)                     448,549
   Income tax refund receivable and payable                                           1,525,284                     (719,120)
   Other                                                                               (625,946)                     (28,396)
   Accounts payable                                                                   1,018,762                   (4,856,438)
   Accrued expenses                                                                      34,595                     (480,204)
   Billings in excess of costs and estimated earnings on uncompleted contracts       (3,714,503)                  (1,627,890)
                                                                                ----------------            -----------------
Total adjustments                                                                      (291,778)                  (1,055,869)
                                                                                ----------------            -----------------
Net cash provided by (used in) continuing operations                                  1,210,402                   (1,535,328)

Net loss from discontinued operations                                                (2,184,536)                         -0-
Net book value of assets of discontinued operations                                   2,979,348                          -0-
                                                                                ----------------            -----------------
Net cash provided by (used in) operating activities                                   2,005,214                   (1,535,328)
                                                                                ----------------            -----------------

Cash flows from investing activities:
   Capital expenditures                                                              (5,807,891)                  (2,111,633)
   Proceeds from sale of property and equipment                                         603,439                    3,914,745
   Gain on sale of assets of discontinued operations                                  5,263,256                          -0-
Deferred revenue on open stock options                                                      -0-                    1,409,621
                                                                                ----------------            -----------------
Net cash provided by (used in) investing activities                                      58,804                    3,212,733
                                                                                ----------------            -----------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                       6,971,116                    6,423,646
   Repayments of long-term debt and capital leases                                   (7,277,839)                  (8,962,209)
   Payments on capital lease obligations                                                    -0-                     (268,921)
   Repayments of Employee Stock Ownership Plan debt                                    (256,937)                    (120,000)
                                                                                ----------------            -----------------
Net cash provided by (used in) financing activities                                    (563,660)                  (2,927,484)
                                                                                ----------------            -----------------

Net increase (decrease) in cash                                                       1,500,358                   (1,250,079)
Cash, beginning of period                                                             3,674,027                    1,859,275
                                                                                ================            =================
Cash, end of period                                                             $     5,174,385             $        609,196
                                                                                ================            =================

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

     BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1998, included in the Company's Form 10-K dated December 31, 1998, as filed with the United States Securities and Exchange Commission.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Kimmins and its subsidiaries, including TransCor, a 92 percent owned subsidiary. All material intercompany transactions have been eliminated.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     MARKETABLE  SECURITIES - As a result of the sale of Kimmins Recycling corp.
(KRC) to Eastern Environmental Services, Inc. (EESI), TransCor received 555,329 shares of common stock of EESI. Subsequent to the sale of Kimmins Recycling Corp. to EESI, Waste Management, Inc. acquired EESI. On January 4, 1999, TransCor received 355,742 shares of Waste Management, Inc. common stock in exchange for its 555,329 shares of EESI. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of approximately $25,192,000 as of June 30, 1999. The Company's cost basis in these investments is approximately $21,837,000, and the unrealized gain of approximately $3,355,000, net of deferred income taxes of approximately $1,308,000, is reported as a separate component of shareholder's equity. Subsequent to June 30, 1998, the Company's investment in marketable securities decreased $4,992,000 net of tax as a result of a decline in the current market value of Waste Management, Inc. The Company owns 355,742 shares of Waste Management with a cost basis of $17,000,000 or approximately $48.00 per share. The per share price declined to approximately $25.00 per share for a reduction in value of $8,200,000 before tax.

     Additionally, the Company's allocable share of the unrealized gains and losses on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $41,000 for the six months ended June 30, 1999. The balance of unrealized gains and losses net of deferred tax is approximately $322,000 at June 30, 1999.

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


2. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS


                                                                      December 31,                 June 30, 1999
                                                                         1998                      (unaudited)


Expenditures on uncompleted contracts                             $  140,139,011                $  117,817,633
Estimated earnings on uncompleted contracts                           (1,242,975)                   (6,781,774)
                                                                  ---------------               ---------------
                                                                     138,896,036                   111,035,859
Less actual and allowable billings on uncompleted
contracts                                                            132,500,186                   103,460,668
                                                                  ---------------               ---------------
                                                                  $    6,395,850                $    7,575,191
                                                                  ===============               ===============
Costs and estimated earnings in excess of billings on
uncompleted contracts                                             $   10,548,372                $   10,099,823
Billings in excess of costs and estimated earnings on
uncompleted contracts                                                 (4,152,522)                   (2,524,632)
                                                                  ===============               ===============
                                                                  $    6,395,850                $    7,575,191
                                                                  ===============               ===============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 1998 and June 30, 1999, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $8,539,000 and $8,908,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 1998 and June 30, 1999, that were not expected to be collected within twelve months are classified as non-current assets.

3. PROPERTY AND EQUIPMENT HELD FOR SALE

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty contracting segment, the Company decided to sell its transportable incineration system. This asset has a carrying value of approximately $1,800,000 as of December 31, 1998 and June 30, 1999. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The Company wrote down the carrying value of the asset of $40,000 in 1997 to reflect the fair market value based on the purchase agreement. Since February 1998, the Company received approximately $870,000 from the buyer towards the purchase. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company, which is expected during 1999. The deposits of $870,000 have been netted against the carrying value of the asset resulting in $930,000 being included in the balance of $1,341,000 in "property held for sale" at June 30, 1999.

4. PROPERTY AND EQUIPMENT

                                        December 31,1998        June 30, 1999

     Land                               $      1,058,234   $        1,058,234
     Buildings and improvements                2,166,984            2,166,984
     Construction equipment                   60,752,336           60,137,116
     Furniture and fixtures                      698,628              544,059
     Construction in progress                    548,816              557,929
                                        -----------------  -------------------
                                              65,224,998           64,464,322
     Less accumulated depreciation           (19,578,279)         (23,751,242)
                                        =================  ===================
     Net Property & Equipment           $     45,646,719   $       40,713,080
                                        =================  ===================

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $6,210,000 and $3,872,000 for the six months ended June 30, 1998 and 1999, respectively. Approximately $1,811,000 of depreciation expense for the six-month period ended June 30, 1998, is attributable to discontinued operations, with the remaining depreciation attributable to continuing operations. Construction in progress will be depreciated over the estimated useful lives of respective assets when placed into service.

                                  KIMMINS CORP.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


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

     On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock, of Cumberland common stock in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. The amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and is being amortized over twenty years. At June 30, 1999, the market value of the Cumberland common stock held by the Company was approximately $3,722,000 based on a stock price of $2.16.

     The following is a summary of the financial position of Cumberland at June 30, 1999:


                                                                   June 30, 1999
                                                  Dec. 31, 1998        unaudited

Cash and cash equivalents                        $    4,202,000        4,474,000
Investments in various marketable securities          3,987,000        3,109,000
Accounts receivable - trade, net                      1,810,000        2,294,000
Reinsurance recoverable                               2,306,000        3,185,000
Intangibles                                           1,456,000        1,357,000
Other                                                 2,584,000        2,648,000
                                                 ==============   ==============
   Total assets                                      16,345,000   $   17,067,000
                                                 ==============   ==============

Policy liabilities and accruals                       8,085,000   $    7,921,000
Long-term debt                                        2,331,000        2,307,000
Other                                                   580,000        1,258,000
                                                 --------------   --------------
   Total liabilities                                 10,996,000       11,486,000

Stockholders' equity                                  5,349,000        5,581,000
                                                 --------------   --------------

   Total liabilities and stockholders' equity    $   16,345,000   $   17,067,000
                                                 ==============   ==============

                                  KIMMINS CORP.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

     Cumberland's operating results included revenue of approximately $2,736,000 and net income of approximately $115,000 during the second quarter. The Company's equity in this net income was approximately $36,000. In addition, approximately $41,000 of amortization expense was recorded by the company related to the investment during the second quarter.

     Cumberland's operating results included revenue of approximately $4,907,000 and $5,321,000 and net income of approximately $647,000 and $363,000, respectively, during the six month periods ended June 30, 1998 and 1999. The Company's equity in the net income amounted to approximately $194,000 and $115,000, respectively. In addition, approximately $82,000 of amortization expense was recorded by the Company related to the investment for six-month period ended June 30, 1999.

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

     During the quarters ended June 30, 1998 and 1999, the Apartments recognized revenue of approximately $1,221,000 and $1,132,000. During the same periods, the Apartments recognized net losses of approximately $76,000 and $91,000, respectively. The Company has recorded its 49 percent share of the net results of operations. In addition, approximately $101,000 and $101,000 of amortization expense was recorded by the Company related to the investments in the Apartments for the quarters ended June 30, 1998 and 1999 respectively.

     The Apartments recognized revenue of $2,337,000 and $2,240,000 during the six-month periods ended June 30, 1998 and 1999 respectively. During the same periods, the Apartments recognized net losses of approximately $178,000 and $258,000. In addition, approximately $201,000 and $201,000 of amortization expense was recorded during the six-month periods ended June 30, 1998 and 1999. At June 30, 1999, the company's balance in it's total investment in the Apartments was approximately $4,822,000, of which $900,000 is classified as an "account receivable - affiliate".

                                  KIMMINS CORP.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a summary of the financial position of the Apartments at December 31, 1998 and June 30, 1999:

                                                                                Total investment
                                                                    December 31,                     June 30,
                                                                        1998                          1999

Cash and cash equivalents                                         $       66,000                $       18,000
Accounts receivable - affiliate                                              -0-                       950,000
Land                                                                   3,800,000                     3,800,000
Buildings, capitalized construction interest, furniture and           16,420,000                    15,988,000
equipment, net
Other                                                                    638,000                       366,000
                                                                  ---------------               ---------------
Total assets                                                      $   20,924,000                $   21,122,000
                                                                  ===============               ===============

Accounts payable and accrued expenses                             $      846,000                $      585,000
Accounts payable to affiliates                                         1,489,000                     1,569,000
Mortgage loan payable                                                 20,993,000                    20,913,000
Note payable to partner - Francis M. Williams                          2,860,000                     2,860,000
                                                                  ---------------               ---------------
Total liabilities                                                     26,188,000                    25,927,000
Partners' deficit                                                     (5,264,000)                   (4,805,000)
                                                                  ---------------               ---------------
Total liabilities and partners' deficit                           $   20,924,000                $   21,122,000
                                                                  ===============               ===============


6.     LONG-TERM DEBT
                                                                    December 31,                     June 30,
                                                                       1998                           1999
Notes payable,  principal and interest payable in monthly
   installments  through    March 1, 2003, interest at
   varying rates up to 9.75 percent, collateralized by
   equipment                                                      $   51,712,212                $   56,810,453

Revolving term bank line of credit,  including letters of
   credit,  $4,080,000 in 1999, due March 31, 2001
   interest payable monthly at lender's base rate plus
   .5%.  At December 31, 1998 the rate was 8.25%.                      1,764,003                     2,874,003

Revolving term line of credit,  $16,000,000 maximum, due
    April 1, 2000, interest payable monthly at lender's
    base rate of LIBOR plus 2.5%, collateralized by
    equipment.  At December 31, 1998 the rate was 8.2656%.            13,700,000                           -0-


Revolving securities - based loan, $6,000,000 maximum,
    due September 15, 1999, interest payable monthly at
    lender's base rate of 3 month LIBOR plus .75%.
    At June 30, the rate was 5.91%.                                          -0-                     5,313,646

Mortgage notes,  principal and interest payable in
    monthly  installments through August  1,  2000,
    interest  at  varying  rates  up  to  prime  plus  1.75%,
   collateralized by land and buildings. At December 31, 1998
   the average rate was 9%.                                            1,862,901                     1,502,451
                                                                  ---------------               ---------------

Total debt                                                            69,039,116                    66,500,553
Less current portion                                                  18,270,156                    15,978,953
                                                                  ---------------               ---------------
Net long term debt                                                $   50,768,960                $   50,521,600
                                                                  ===============               ===============

                                  KIMMINS CORP.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


     At June 30, 1999, there were no borrowings available under the revolving term bank line of credit. The revolving term bank line of $4,080,000 includes the letter of credit facility of $1,206,000 and is secured by a pledge of all of the stock of the Company's subsidiaries and substantially all of the unsecured assets of the Company. The use of funds under these lines is limited among certain subsidiaries.

     The revolving term bank line of credit agreement contains certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000 and net income of not less than $1,500,000. In addition, the covenants prohibit the Company from paying dividends without lender approval. Specifically regarding the revolving term bank line of credit of approximately $1,764,000, the Company met the tangible net worth and net income requirements under the credit agreement with the bank. As of June 30, 1999 the Company was in compliance with or obtained waivers for all loan covenants.

     The revolving term line of credit of $16,000,000 was secured by a pledge of the trade receivables of Kimmins Contracting Corp. This loan was merged with the equipment loan balance into a single note with the respective lender.

     The above equipment notes and the working capital loan agreements contain certain covenants, the most restrictive of which require maintenance of a total liabilities to adjusted tangible net worth ratio of 7.5 to 1.0 and a current ratio of 1.5 to 1.0. Regarding the revolving term line of credit for $13,250,000 and outstanding equipment notes of approximately $37,029,000, KCC and the Company, as guarantor, did not meet the total liability to net worth ratio, current ratio or net income requirements under the credit and note agreements. This agreement was modified on June 8, 1999 and the Company and its affiliates are in compliance with the loan covenants.

     On January 7, 1999, TransCor executed a revolving securities-based loan with a maximum principal amount of $6,000,000. The initial disbursement was $2,500,000 with another $2,813,646 being drawn during the first six months resulting in a balance outstanding at June 30, 1999 of $5,313,646. The loan term is three months and it was renewed on June 15, 1999. Interest is due monthly based on the three month LIBOR rate plus .75 percent. The rate on June 30, 1999 was 5.91%. The loan is collateralized by TransCor's stock investment in Waste Management, Inc.


7. STOCKHOLDER'S EQUITY

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

     The holders of the Class B common stock will thereafter have the right to convert up to 625,000 shares of Class B common stock into common stock on a share for share basis as follows. Each cumulative incremental increase in net earnings in any subsequent year of $.21 per share above the specified level of earnings previously obtained will afford holder the right to convert up to an additional 625,000 shares of Class B common stock into common stock on a share for share basis.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     As a result of TransCor's sale of KRC to EESI in August 1998, the Company's net income for the year ended December 31, 1998 exceeded the threshold amount of $.84 per share. Thus, subsequent to year end, the Board of Directors set the conversion date and the holder of the Class B Common Stock, Mr. Francis M. Williams converted 625,000 Class B shares into common stock.

     As of January 1, 1999, the effect on the calculation of earnings per share is as follows:

                                                                                            Three months ended June 30, 1999
                                                                                       Actual                    Conversion

Share data:
   Basic income (loss) per share from continuing operations                     $          (.00)            $           (.00)
                                                                                ================            =================
   Diluted income per share from continuing operations                          $          (.00)            $           (.00)
                                                                                ================            =================

   Total basic income per share                                                 $          (.00)            $           (.00)
                                                                                ================            =================
   Total diluted income (loss) per share                                        $          (.00)            $           (.00)
                                                                                ================            =================

   Weighted average number of shares outstanding used in computations:
     Basic                                                                            4,445,206                    4,913,956
                                                                                ================            =================
     Diluted                                                                          4,445,206                    4,913,956
                                                                                ================            =================

                                                                                          Six months ended June 30, 1999
                                                                                       Actual                    Conversion
Share data:
   Basic income (loss) per share from continuing operations                     $          (.11)            $           (.11)
                                                                                ================            =================
   Diluted income per share from continuing operations                          $          (.11)            $           (.11)
                                                                                ================            =================

   Total basic income per share                                                 $          (.11)            $           (.11)
                                                                                ================            =================
   Total diluted income (loss) per share                                        $          (.11)            $           (.11)
                                                                                ================            =================

   Weighted average number of shares outstanding used in computations:
     Basic                                                                            4,378,242                    4,913,956
                                                                                ================            =================
     Diluted                                                                          4,378,242                    4,913,956
                                                                                ================            =================

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Class B conversion of 625,000 shares into common stock was not included in the computations of diluted loss per share because the assumed conversion would be antidilutive.

8. EARNINGS (LOSS) PER SHARE

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                                                           Three months ended June 30,
                                                                                        1998                        1999

Numerator:

Income (loss) from continuing operations                                        $       253,201             $         (3,403)
Adjustment for basic earnings per share                                                     -0-                          -0-
                                                                                ----------------            -----------------
Numerator for basic earnings per share - income (loss)
   available to common stockholders from continuing operations                          253,201                       (3,403)

Effect of dilutive securities                                                               -0-                          -0-
Numerator for diluted earnings per share:
Income (loss) from continuing operations                                                253,201                       (3,403)
Loss from discontinued operations                                                     3,091,044                          -0-
                                                                                ----------------            -----------------
Income (loss) applicable to common stockholders after assumed
   conversions                                                                  $     3,344,245             $         (3,403)
                                                                                ================            =================

Denominator:

Denominator for basic earnings per share -
   weighted-average shares                                                            4,296,969                    4,445,206
Effective of dilutive securities:
Stock options                                                                            67,838                          -0-
Dilutive potential common shares                                                            -0-                          -0-
                                                                                ================            =================
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                                    4,364,807                    4,445,206
                                                                                ================            =================



Basic income (loss) per share from continuing operations                        $           .06             $            -0-
                                                                                ================            =================
Diluted income (loss) per share from continuing operations                      $           .06             $            -0-
                                                                                ================            =================


Basic income (loss) per share from discontinued operations                      $           .72             $            -0-
                                                                                ================            =================
Diluted income (loss) per share from discontinued operations                    $           .71             $            -0-
                                                                                ================            =================


Total basic income (loss) per share                                             $           .78             $            -0-
                                                                                ================            =================
Total diluted income (loss) per share                                           $           .77             $            -0-
                                                                                ================            =================

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                Six months ended June 30,
                                                                                          1998                         1999

Numerator:

Income (loss) from continuing operations                                        $     1,502,180             $       (479,459)
Adjustment for basic earnings per share                                                     -0-                          -0-
                                                                                ----------------            -----------------
Numerator for basic earnings per share - income (loss)
   available to common stockholders from continuing operations                        1,502,180                     (479,459)

Effect of dilutive securities                                                               -0-                          -0-
                                                                                ----------------            -----------------
Numerator for diluted earnings per share:
Income (loss) from continuing operations                                              1,502,180                     (479,459)
Loss from discontinued operations                                                     3,078,720                          -0-
                                                                                ----------------            -----------------
Income (loss) applicable to common stockholders after assumed
   conversions                                                                  $     4,580,900             $       (479,459)
                                                                                ================            =================

Denominator:

Denominator for basic earnings per share -                                            4,296,969                    4,378,242
   weighted-average shares
Effective of dilutive securities:
Stock options                                                                            91,422                          -0-
Dilutive potential common shares                                                            -0-
                                                                                ----------------            -----------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                                    4,388,391                    4,378,242
                                                                                ================            =================



Basic income (loss) per share from continuing operations                        $           .35             $           (.11)
                                                                                ================            =================
Diluted income (loss) per share from continuing operations                      $           .34             $           (.11)
                                                                                ================            =================


Basic income (loss) per share from discontinued operations                      $           .72             $            -0-
                                                                                ================            =================
Diluted income (loss) per share from discontinued operations                    $           .70             $            -0-
                                                                                ================            =================


Total basic income (loss) per share                                             $          1.07             $           (.11)
                                                                                ================            =================
Total diluted income (loss) per share                                           $          1.04             $           (.11)
                                                                                ================            =================

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

     Revenues and expenses of the SWMS operations for the six months ended June 30, 1998 are shown separately in the schedule below. The consolidated statements of operations for the six months ended June 30, 1998, 1998 have been restated to show separately the operating results of the SWMS operations. These amounts are included in the income or loss from discontinued operations portion of the accompanying consolidated statements of operations. None of the net revenue was received after the Company's adoption of the plan to sell the SWMS operations. Information related to the discontinued SWMS operations of KRC for the quarter ended June 30, 1998, is as follows:

                                                                    Three months ended            Six months Ended
                                                                      June 30, 1998                June 30, 1998


Net revenue                                                       $    8,099,000                $   16,693,000
Operating expenses, including depreciation                             6,743,000                    13,831,000
Selling, general and administrative expenses                           1,178,000                     2,352,000
                                                                  ---------------               ---------------
Operating income                                                         178,000                       510,000
Non-operating gain on sale of assets                                   5,263,000                     5,263,000
Interest expense, net                                                    299,000                       692,000
                                                                  ---------------               ---------------
Income before provision for income taxes                               5,142,000                     5,081,000
Provision for income tax benefit                                       2,051,000                     2,002,000
                                                                  ---------------               ---------------
Income from discontinued operations                                    3,091,000                     3,079,000
                                                                  ===============               ===============

     For the quarter ended June 30, 1998, approximately $3,091,000 is shown as an income from discontinued operations.


10. SUBSEQUENT EVENTS

     Subsequent to June 30, 1998, the Company's investment in marketable securities decreased $4,992,000 net of tax as a result of a decline in the current market value of Waste Management, Inc. The Company owns 355,742 shares of Waste Management with a cost basis of $17,000,000 or approximately $48.00 per share. The per share price declined to approximately $25.00 per share for a reduction in value of $8,200,000 before taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

             COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     Net revenue for the three months ended June 30, 1999, decreased by 26 percent to approximately $15,725,000 from $21,230,000 for the three months ended June 30, 1998. The decrease is due primarily to the contraction of the Company's utility contracting services ($4,223,000 in net revenue) and demolition services ($1,435,000 decrease in net revenue). Offsetting these decreases, other services increased net revenues by $153,000.

     Outside services, which largely represent subcontractor costs, increased as a percentage of net revenue, to 20 percent for the second quarter of 1999 from 11 percent for the same period in 1998. The Company will use the services of a subcontractor when it determined that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a greater extent during 1999 than 1998 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the second quarter of 1999 increased to 85 percent from 81 percent for the same period in 1998. As a result, the gross profit for the second quarter of 1999 was $2,424,000 (15 percent of net revenue) compared to $3,961,000 (19 percent of net revenue) for the second quarter of 1998. The decrease in the dollar amount and percentage of gross margin is primarily associated with the contraction of the Company's utility contracting services ($1,923,000 decrease in gross profit) and demolition services ($$115,000 decrease in gross profit), and other services ($501,000 increase in gross profit).

     During the three months ended June 30, 1999, selling, general and administrative expenses decreased to $1,371,000 (9 percent of net revenue) from $2,085,000 (10 percent of net revenue) for the three months ended June 30, 1998. The dollar and percentage decrease is primarily a result of management's efforts to contain and reduce administration and overhead costs.

     Minority interest in net losses of subsidiary was $73,000 for the three months ended June 30, 1999 compared to minority interest in net income of $847,000 during the same period in 1998. The minority interest in net income or loss of the subsidiary had reflected approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. In September 1998, the company acquired approximately 297,000 shares of TransCor stock from Francis M. Williams the majority owner of the Company and Chairman of the Board of the Company and of TransCor. This purchase of approximately 7% of the outstanding shares increased the company's ownership in TransCor to 81%. Also, since August 1998, TransCor acquired 491,000 shares of Treasury Stock on the open market effectively increasing the Company's ownership an additional 11% to 92%.

     Interest expense, net of interest income, decreased to $1,132,000 during the three months ended June 30, 1999 compared to $1,469,000 for the three months ended June 30, 1998. The decrease is primarily attributable to decreases in average borrowings during 1999 from the disposal of the solid waste management operations in August 1998 and other debt reductions and restructurings.

     As a result of the foregoing, loss before provision for income taxes for the three months ended June 30, 1999 was $5,600 (-0- percent of net revenue) compared to $439,000 (2 percent of net revenue) during the same period in 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company's effective tax rate was 41 percent for the three months ended June 30, 1999 compared to a rate of 158 percent for 1998 tax benefits. The higher than statutory effective tax rate in 1998 was primarily due to the net operating loss generated by the Company during 1997 and the resulting tax benefits from credit and loss carryforwards. Management expects to utilize these loss and credit carryforwards before they expire in the year 2011; however, in accordance with Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes," a valuation allowance of approximately $2,081,000 was recognized during 1997. Included in the tax benefit, the Company has approximately $697,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire. In addition, for the three months ended June 30, 1998 the Company incurred a gain of $3,091,000 from discontinued operations as a result of the sale of the solid waste division in the third quarter of 1998.

     As a result of the foregoing, the Company incurred a net loss for the three months ended June 30, 1999 of $3,400 (-0- percent of net revenue) as compared with net income of $3,344,000 (16 percent of net revenue) for the same period during 1998.

              COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Net revenue for the six months ended June 30, 1999 decreased by $12,488,000, or 29 percent to $30,772,000 from $43,260,000 for the same period in 1998. The decrease is due primarily to contraction of the Company's utility contracting services of $8,761,000, as well as decreases in demolition services ($2,732,000 decrease in net revenue), decreases in remediation services ($360,000 decrease in net revenue), and other services ($635,000 decrease in net revenue).

     Outside services, which largely represent subcontractor costs, increased, as a percentage of net revenue, to 15 percent for the six months ended June 30, 1999, from 11 percent for the same period in 1998. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a greater extent during 1999 that 1998 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the six months ended June 30, 1999, increased to 86 percent from 80 percent for the same period in 1998. As a result, the gross profit for the six months ended June 30, 1999, was $4,352,000 (14 percent of net revenue) compared to $8,764,000 (20 percent of net revenue) for the same period in 1998. The decrease in the dollar amount $(4,412,000) and percentage of gross margin (6 percent) is primarily associated with contracting services ($14,292,000 in gross profit) and additionally from remediation services ($106,000 in gross profit), industrial demolition services ($576,000 in gross profit). The decrease is partially offset by our increase in other services of $562,000.

     During the six months ended June 30, 1998, selling, general and administrative expenses decreased to $3,283,000 (11 percent of net revenue) from $3,814,000 (9 percent of net revenue) for the same period in 1998. The dollar decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with management's actions to reduce overhead costs. The percentage increase is attributed to reduced revenue between the periods.

     Minority interest in net loss of subsidiary was $31,000 for the six months ended June 30, 1998, compared to minority interest in net income or loss of the subsidiary of $905,000 during the same period in 1998. The minority interest in net income or loss of the subsidiary had reflected approximately 26 percent of TransCor's earnings as a result of stock purchases beginning in September 1998. The Company's ownership in TransCor has increased to 92 percent.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interest expense, net of interest income, decreased to $2,450,000 during the six months ended June 30, 1999, compared to $2,985,000 for the same period in 1998. The decrease is primarily attributable to decreases in average borrowings during 1999 due to scheduled debt paydowns, as well as the sale of TransCor Waste Services, Inc.

     As a result of the foregoing, loss before provision for income taxes for the six months ended June 30, 1999, was $786,000 (3 percent of net revenue) compared to income before provision for income taxes of $1,061,000 (2 percent of net revenue) during the same period in 1998.

     The Company's effective tax rate was 40 percent for the six months ended June 30, 1999, compared to a rate of 42 percent for 1998 tax benefits. The lower than statutory effective tax rate was primarily due to the net operating loss generated by the Company during 1997 and the resulting tax benefits from credit and loss carryforwards. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2012; however, in accordance with Statement of Financial $2,801,000 was recognized during 1997. Included in the tax benefit, the Company has approximately $697,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

     The Company generated a loss from continuing operations of $479,000 (2 percent of net revenue) for the six months ended June 30, 1999, as compared with income from continuing operations of $1,502,000 (3 percent of net revenue) for the same period during 1998.

     In addition, the Company generated income of $3,079,000 (7 percent of net revenue) net of tax of $2,002,000 from discontinued solid waste management operations for the six months ended June 30, 1998.

     As a result of the foregoing, the Company reported a net loss for the six months ended June 30, 1999, of $479,000 (2 percent of net revenue) as compared with net income of $4,581,000 (11 percent of net revenue) for the same period during 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $1,535,000 during the six months ended June 30, 1999 compared to cash provided by operating activities of $2,005,000 for the same period in 1998. Cash was used in the specialty contracting operations during the second quarter of 1999 due to the decrease in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts associated with the increase in revenue and significant losses on the earthmoving contracts. An increase in the income tax refund receivable was another significant factor in cash used in operating activities.

     The Company had capital expenditures during the six months ended June 30, 1998 and 1999 of $5,808,000 and $2,112,000 respectively. During 1999 and 1998 most capital expenditures were related to the conversion of leases to fixed asset purchases of construction equipment utilized in the Company's specialty contracting operations. In addition, 1999 capital expenditures included the purchase of accounting software. Future capital expenditures will be financed by available cash resources, cash flow from operations, and available credit resources, as needed.

     The Company used cash in financing activities of $564,000 and $2,927,000 during the six months periods ended June 30, 1998 and 1999 respectively. Repayments of long term debt exceeded borrowings during the six month periods in both 1998 and 1999.

     The Company's ratio of debt to equity was 4.8 and 4.4 at December 31, 1998 and June 30, 1999, respectively. The decrease in debt is primarily due to the debt paydowns exceeding new debt and an increase in equity resulting from net income generated in the first quarter unrealized gains on securities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     During the six months ended June 30, 1998 and 1999, the Company's average contract and trade receivables less retainage were outstanding for 50 and 62 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payments.

     On October 22, 1997 the Company contributed its note receivable in an amount of approximately $3,851,000 from the Apartments and other receivables of $3,059,000 for a non-controlling 49 percent preferred limited partnership interest in the Apartments and a receivable of $900,000 from the Apartments. The amount of $12,066,000 in excess of the underlying equity was attributed to goodwill and is being amortized over thirty years. The Company will be allocated 49 percent of operating income, losses and cash flow. The preference in the Company's equity interest in the Apartments occurs upon the sale of the underlying partnership properties. Upon the occurrence of a capital transaction, the Company would receive cash flows' from the sale or refinancing of the Apartments' assets equal to its capital contribution prior to any other partner receiving any proceeds. The Company accounts for its investment in the Apartments using the equity method.

     At  December  31,  1998 and  June  30,  1999,  $2,194,000  and  $2,166,000,
respectively of the combined accounts receivable  affiliates and note receivable
- affiliates are due from affiliates of the Company's President. The affiliated receivables relate to contract services performed and are guaranteed by Mr. Williams.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     In June 1998, the Financial Accounting Standards Board Issued Statement No.
133. Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement requires the companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the statement to have a significant effect on earnings or the financial position of the Company.

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

     The Year 2000 Project was completed in June 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During 1998, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments. As of June 30, 1999, the Company has debt of approximately $62,124,000 of which $4,376,000 has a fixed interest rate. The remaining debt of $22,190,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $44,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market interest rate risk is not material. As of June 30, 1999, the Company's 92% owned subsidiary TransCor held for other than trading purposes marketable equity securities of publicly traded companies having a value of approximately $25,192,000 ($19,121,000 related to Waste Management, Inc.). TransCor also holds approximately $6,071,000 of additional marketable securities. These securities are subject to price risk.

     Beginning in January 1999, the TransCor began trading covered options on Waste Management, Inc. common stock. Management believes although there is always price risk in this type of transaction, management is able to reduce this risk due to its knowledge of the solid waste industry. During the six months ended June 30, 1999, TransCor invested approximately $2,508,000 in the covered options and recognized income of approximately $525,000 on proceeds of $3,033,000. Subsequent to the end of the quarter, the Company closed all open option transactions recognizing income of $1,833,000 from this trade.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

     Effective with the close of business on March 1, 1999 Kimmins' stock was delisted from the New York Stock Exchange (NYSE) because the Company could not satisfy the continuing maintenance criteria of the NYSE. On March 10, 1999, the Company's application for registration on the National Association of Securities Dealers (NASD) Over the County Bulletin Board (OTCBB) was cleared. On March 11, 1999 the Company began trading on the OTCBB under the symbol "KVNM".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

          3(a) 1  -- Restated Certificate of Incorporation of Registrant, as
                      amended.
          3(b) 1  -- By-laws of  Registrant
          10.1    -- Term Loan and Security Agreement dated June 3, 1999 between
                     Registrant and Caterpillar Financial Services Corporation
          27      -- Financial Data Schedule (for SEC use only)

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



                              KIMMINS CORP.



                              By:    /S/ FRANCIS M. WILLIAMS
                                     -------------------------------------------
                                     Francis M. Williams
                                     President and Chief Executive Officer

August 16, 1999


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 16, 1999.



Date:     August 16, 1999          /S/ FRANCIS M. WILLIAMS
      -------------------------    -------------------------------------
                                   Francis M. Williams
                                   President and Chief Executive Officer
                                   (Principle Executive Officer)



Date:     August 16, 1999          /S/ NORMAN S. DOMINIAK
      -------------------------    -------------------------------------
                                   Norman S. Dominiak
                                   Vice President and Chief Financial Officer
                                   (Principle Accounting and Financial Officer)