Form 10-Q
period 1999-09-30
KIMMINS CORP/DE
filed 1999-11-22
CIK 811562

Friday, November 19, 1999 - 0300P
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------
                                    FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

                           Commission File No. 1-10489

                        ---------------------------------

                                  KIMMINS CORP.
             (Exact name of registrant as specified in its charter)

               FLORIDA                                 59-3598343
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      Applicable Only To Corporate Issuers

The number of shares of Common Stock outstanding on November 15, 1999 was 4,872,256 shares. The number of shares of Class B Common Stock outstanding on November 15, 1999 was 1,666,569 shares.



988229v1

                                  KIMMINS CORP.

                                    FORM 10-Q

                                      INDEX



PART I. FINANCIAL INFORMATION                                               PAGE

        Item 1. Consolidated  balance sheets at December 31, 1998
                and September 30, 1999 (unaudited)                          3

                Consolidated  statements of operations for the
                three months ended September 30, 1998 and 1999
                (unaudited)                                                 5

                Consolidated  statements  of  comprehensive  income
                for the three months ended September 30, 1998 and
                1999 (unaudited)                                            6

                Consolidated  statements of operations for the nine
                months ended September 30, 1998 and 1999 (unaudited)        7

                Consolidated  statements  of  comprehensive  income
                for the nine months ended September 30, 1998 and
                1999 (unaudited)                                            8

                Consolidated  statements  of cash flows for the nine
                months ended September 30, 1998 and 1999 (unaudited)        9

                Notes to consolidated financial statements                  10

        Item 2. Management's  discussion  and analysis of financial
                condition and results of operations                         21

        Item 3. Quantitative and qualitative disclosures about
                market risk                                                 27

PART II.OTHER INFORMATION

        Item 1. Legal proceedings                                           28

        Item 2. Changes in securities                                       28

        Item 3. Defaults upon senior securities                             28

        Item 4. Submission of matters to a vote of security holders         28

        Item 5. Other information                                           28

        Item 6. Exhibits and reports on Form 8-K                            28

                Signatures                                                  29



                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     December 31,            September 30,
                                                                         1998                      1999
                                                                                              (unaudited)
Current assets:
   Cash and cash equivalents                                      $          1,859,275       $            569,720
   Marketable securities                                                    22,022,296                 13,189,889
   Accounts receivable, net
     Contract and trade                                                     17,550,528                 15,049,130
     Affiliates                                                                282,903                    362,156
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                  1,743,644                    819,455
   Deferred income tax, net                                                  1,437,707                  3,185,709
   Property and equipment held for sale                                      2,083,083                  1,213,089
   Other current assets                                                        225,677                    345,918
                                                                  --------------------       --------------------

        Total current assets                                                47,205,113                 34,735,066
                                                                  --------------------       --------------------

Property and equipment, net                                                 45,646,719                 39,656,265
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts                               8,804,728                  7,655,075
Non-current portion of accounts receivable, net
   contract and trade                                                          874,048                        -0-
Accounts receivable - affiliate                                                900,000                    900,000
Note receivable - affiliate                                                  1,010,764                  1,085,764
Investment in Apartments                                                     5,231,080                  4,712,225
Investment in Cumberland Technologies, Inc.                                  4,628,019                  4,709,280
                                                                  ====================       ====================
        Total assets                                              $        114,300,471   $             93,453,675
                                                                  ====================       ====================

The accompanying notes are an integral part of these consolidated financial statements

                                 KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       December 31,           September 30,
                                                                           1998                   1999
                                                                                               (unaudited)

Current liabilities:
   Accounts payable - trade                                       $          11,799,293   $        7,287,105
   Income tax payable                                                           489,353              107,269
   Accrued expenses                                                           6,080,388            6,126,561
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                    4,152,522            1,805,137
   Deferred revenue on open stock options                                           -0-                  -0-
   Current portion of long-term debt                                         18,270,156           18,398,046
   Current portion of Employee Stock Ownership Plan
     Trust debt                                                                 360,000              569,498
                                                                  ---------------------   ------------------
        Total current liabilities                                            41,151,712           34,293,616

Long-term debt                                                               50,768,960           45,929,066
Capital lease obligations                                                     1,242,101              779,405
Employee Stock Ownership Plan Trust debt                                        449,498                  -0-
Deferred income taxes                                                         1,812,182                  -0-
Minority interest in subsidiary                                               4,204,938            1,650,112

Stockholders' equity:
   Common stock, $.001 par value;  32,500,000 shares
    authorized;  4,447,397 and 5,072,397  shares
    issued and 4,288,956  and  4,872,256  outstanding
    as of December 31, 1998 and September 30, 1999
    respectively                                                                  4,447                5,072
   Class B common stock, $.001 par value; 10,000,000
     shares authorized; 2,291,569 shares issued and 2,291,569
     and 1,666,569 outstanding as of December 31, 1998 and
     September 30, 1999 respectively                                              2,292                1,667
   Capital in excess of par value                                            19,114,603           20,609,914
   Unrealized gain (loss) on securities (net of tax)                            101,064          (5,460,474)
   Retained earnings (deficit)                                              (2,947,063)          (3,544,964)
   Unearned employee compensation from Employee Stock
     Ownership Plan Trust                                                     (840,000)                  -0-
                                                                  ---------------------   ------------------
                                                                             15,435,343           11,611,215
   Less treasury stock, at cost (158,441 and 200,141 shares at
     December 31, 1998 and September 30, 1999 respectively)                   (764,263)            (809,739)
                                                                  ---------------------   ------------------
     Total stockholders' equity                                              14,671,080           10,801,476
                                                                  ---------------------   ------------------
     Total liabilities and stockholders' equity                             114,300,471   $       93,453,675
                                                                  =====================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Three months ended September 30,
                                                                                  1998                  1999
                                                                              (unaudited)           (unaudited)
Revenue
   Gross revenue                                                          $        9,153,861    $       14,945,307
   Outside services, at cost                                                      (3,406,984)             (943,556)
                                                                          -------------------   -------------------
   Net revenue                                                                     5,746,877            14,001,751

Costs and expenses:
   Cost of revenue earned                                                         16,633,047            12,576,084
                                                                          -------------------   -------------------

   Gross profit (loss)                                                           (10,886,170)            1,425,667

   Selling, general and administrative expenses                                    2,892,102             1,975,867
                                                                          -------------------   -------------------

Operating income (loss)                                                          (13,778,272)             (550,200)

Minority interest in net operations of subsidiary                                 (2,378,525)             (133,768)
Income from marketable securities                                                        -0-             1,502,577
Interest expense                                                                  (1,662,013)           (1,012,780)
                                                                          -------------------   -------------------

Loss before provision for income taxes (benefit)                                 (17,818,810)             (194,171)
Provision for income taxes (benefit)                                              (6,355,674)              (75,728)
                                                                          -------------------   -------------------

Income (loss) from continuing operations                                         (11,463,136)             (118,443)

Discontinued operations:
   Gain on sale of discontinued solid waste division net of
     tax provision of $9,163,000                                                  16,662,818                   -0-
                                                                          -------------------   -------------------


Net income (loss)                                                         $        5,199,682    $         (118,443)
                                                                          ===================   ===================

Share data:
   Basic income (loss) per share from continuing operations               $            (2.67)   $             (.03)
                                                                          ===================   ===================
   Diluted income (loss) per share from continuing operations                          (2.67)                 (.03)
                                                                          ===================   ===================

   Basic income (loss) per share from discontinued operations             $             3.88    $              -0-
                                                                          ===================   ===================
   Diluted income (loss) per share from discontinued operations                         3.88                   -0-
                                                                          ===================   ===================

   Total basic income (loss) per share                                    $             1.21    $             (.03)
                                                                          ===================   ===================
   Total diluted income (loss) per share                                                1.21                  (.03)
                                                                          ===================   ===================

Weighted average number of shares outstanding used in computations:
   Basic                                                                           4,296,969             4,702,568
                                                                          ===================   ===================
   Diluted                                                                         4,296,969             4,702,568
                                                                          ===================   ===================

The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                              Three months ended September 30,
                                                                  1998                 1999
                                                              (unaudited)          (unaudited)

Net income (loss)                                        $         5,199,682   $       (118,443)

Unrealized gain (loss) on investments in
   marketable securities, net of tax benefit of
$90,013 and $4,734,343                                              (140,790)        (7,411,954)

Less minority interest                                                25,342            563,309

Allocable share of unrealized loss on investments in
marketable securities held by Cumberland                             (60,877)           (71,821)
                                                         --------------------  -----------------

Comprehensive income (loss)                              $         5,023,357   $     (7,038,909)
                                                         ====================  =================


The accompanying notes are an integral part of these consolidated financial statements.

                                 KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Nine months ended September 30,
                                                                                  1998                 1999
                                                                              (unaudited)           (unaudited)
Revenue
   Gross revenue                                                          $       57,293,904    $      50,374,368
   Outside services, at cost                                                     (10,177,626)          (5,600,351)
                                                                          -------------------   ------------------
   Net revenue                                                                    47,116,278           44,774,017

Costs and expenses:
   Cost of revenue earned                                                         49,238,583           38,996,544
                                                                          -------------------   ------------------

   Gross profit (loss)                                                            (2,122,305)           5,777,473

   Selling, general and administrative expenses                                    6,705,690            5,259,056
                                                                          -------------------   ------------------

Operating income (loss)                                                           (8,827,995)             518,417

Minority interest in net operations of subsidiary                                 (3,283,670)            (102,851)
Income from marketable securities                                                        -0-            2,067,148
Interest expense                                                                  (4,646,559)          (3,462,880)
                                                                          -------------------   ------------------
Loss before provision for income taxes (benefit)                                 (16,758,224)            (980,166)
Provision for income taxes (benefit)                                              (6,797,268)            (382,264)
                                                                          -------------------   ------------------
Income (loss) from continuing operations                                          (9,960,956)            (597,902)

Discontinued operations:
   Gain on sale of discontinued solid waste division net of
     tax provision of $11,164,205                                                 19,921,581                  -0-
   Income (loss) from discontinued solid waste division (net
     of tax benefit of $81,593 in 1998)                                             (180,043)                 -0-
                                                                          -------------------   ------------------

Income (loss) from discontinued operations                                        19,741,538                  -0-
                                                                          -------------------   ------------------

Net income (loss)                                                         $        9,780,582    $        (597,902)
                                                                          ===================   ==================

Share data:
   Basic income (loss) per share from continuing operations               $            (2.32)   $            (.14)
                                                                          ===================   ==================
   Diluted income (loss) per share from continuing operations                          (2.32)                (.14)
                                                                          ===================   ==================

   Basic income (loss) per share from discontinued operations             $             4.60    $             -0-
                                                                          ===================   ==================
   Diluted income (loss) per share from discontinued operations                         4.60                  -0-
                                                                          ===================   ==================

   Total basic income (loss) per share                                    $             2.28    $            (.14)
                                                                          ===================   ==================
   Total diluted income (loss) per share                                                2.28                 (.14)
                                                                          ===================   ==================

Weighted average number of shares outstanding used in computations:
   Basic                                                                           4,296,969            4,426,827
                                                                          ===================   ==================
   Diluted                                                                         4,296,969            4,426,827
                                                                          ===================   ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Nine months ended September 30,
                                                                  1998                 1999
                                                              (unaudited)          (unaudited)

Net income (loss)                                        $         9,780,582   $       (597,902)

Unrealized loss on investments in marketable
   securities, net of tax benefit of $90,013 and
   $3,555,737                                                       (140,790)        (5,561,538)

Less minority interest                                                25,342            586,742

Allocable share of unrealized loss on investments in
marketable securities held by Cumberland                             (66,874)          (113,292)
                                                         --------------------  -----------------

Comprehensive income (loss)                              $         9,598,260   $     (5,685,990)
                                                         ====================  =================



The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Nine months ended September 30,
                                                                                                   1998                     1999
                                                                                                (unaudited)              (unaudited)
Cash flows from operating activities:
   Net income/(loss) from continuing operations                                            $         (9,960,956)    $      (597,902)
   Adjustments to reconcile net income from continuing operations to net cash provided (used) by operating activities:
       Depreciation and amortization                                                                  7,124,577           6,990,867
       Change in value of marketable securities                                                             -0-           8,832,407
       Deferred income taxes                                                                                -0-          (3,560,184)
       Minority interest in operations of subsidiary                                                  2,207,377          (1,059,515)
       Gain on disposal of property and equipment                                                       (80,773)                -0-
       Equity in income (losses) of equity investees                                                    (62,388)             12,326
       Unearned employee compensation from Employee Stock Ownership Plan Trust                          360,000             840,000
Changes in operating assets and liabilities:
   Accounts receivable                                                                                2,721,266           3,221,193
   Costs and estimated earnings in excess of billings on uncompleted contracts                          820,241           2,073,842
   Income tax refund receivable and payable                                                           1,592,811           (382,084)
   Other                                                                                               (307,370)           (120,241)
   Accounts payable                                                                                   1,996,411          (4,512,188)
   Accrued expenses                                                                                   2,200,090              46,173
   Billings in excess of costs and estimated earnings on uncompleted contracts                       (1,592,758)         (2,347,385)
                                                                                           ---------------------    ----------------
Total adjustments                                                                                    16,979,484          10,035,211
                                                                                           ---------------------    ----------------
Net cash provided by (used in) continuing operations                                                  7,018,528           9,437,309

Net loss from discontinued operations                                                                  (180,043)                -0-
Net book value of assets of discontinued operations                                                   7,265,280                 -0-
                                                                                           ---------------------    ----------------
Net cash provided by (used in) operating activities                                                  14,103,765           9,437,309
                                                                                           ---------------------    ----------------

Cash flows from investing activities:
   Capital expenditures                                                                              (7,020,311)         (3,684,391)
   Proceeds from sale of property and equipment                                                         991,606           3,979,240
   Gain on sale of assets of discontinued operations                                                 19,921,581                 -0-
   Purchase of marketable securities                                                                 (4,982,000)                -0-
   Investment in Eastern stock                                                                      (16,877,210)                -0-
   Unrealized loss on marketable securities                                                            (140,790)         (5,561,538)
                                                                                           ---------------------    ----------------
Net cash provided by (used in) investing activities                                                  (8,107,124)         (5,266,689)
                                                                                           ---------------------    ----------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                                      34,420,460           8,106,739
   Repayments of long-term debt and capital leases                                                  (35,820,423)        (13,281,439)
   Purchase on treasury stock                                                                          (252,727)            (45,475)
   Repayments of Employee Stock Ownership Plan debt                                                    (376,937)           (240,000)
                                                                                           ---------------------    ----------------
Net cash provided by (used in) financing activities                                                  (2,029,627)         (5,460,175)
                                                                                           ---------------------    ----------------

Net increase (decrease) in cash                                                                       3,967,014          (1,289,555)
Cash, beginning of period                                                                             3,674,027           1,859,275
                                                                                           ---------------------    ----------------
Cash, end of period                                                                        $          7,641,041     $       569,720
                                                                                           =====================    ================




The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION - Kimmins Corp. and its subsidiaries (collectively, the "Company") operate one business segment: specialty-contracting services. The Company provides specialty-contracting services in the southeastern United
States, primarily Florida, including earthwork; infrastructure development; underground construction; roadwork; site remediation services such as excavation, removal and disposal of contaminated soil; facilities demolition and dismantling; and asbestos abatement. The Company formerly provided solid waste management services through its subsidiary, TransCor Waste Services, Inc. ("TransCor"), (See Note 9).

     BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1998, included in the Company's Form 10-K dated December 31, 1998, as filed with the United States Securities and Exchange Commission.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Kimmins and its subsidiaries, including TransCor, a 93 percent owned subsidiary. All material intercompany transactions have been eliminated.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     MARKETABLE  SECURITIES - As a result of the sale of Kimmins Recycling corp.
(KRC) to Eastern Environmental Services, Inc. (EESI), TransCor received 555,329 shares of common stock of EESI. Subsequent to the sale of Kimmins Recycling Corp. to EESI, Waste Management, Inc. acquired EESI. On January 4, 1999, TransCor received 355,742 shares of Waste Management, Inc. common stock in exchange for its 555,329 shares of EESI. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of approximately $13,190,000 as of September 30, 1999. The Company's cost basis in these investments is approximately $21,966,000 and the unrealized loss of approximately $8,776,000, net of deferred income taxes of approximately $3,423,000, is reported as a separate component of shareholder's equity. During the quarter ended September 30, 1999, the Company's investment in marketable securities decreased approximately $12,000,000 before tax as a result of a decline in the current market value of Waste Management, Inc. (WMI). The Company owns 355,742 shares of WMI with a cost basis of $17,000,000 or approximately $48.00 per share. The per share price declined from $53.75 per share on June 30, 1999 to $19.25 per share on September 30, 1999. The price per share of WMI on November 15, 1999 was $16.25.

     This unrealized loss is partially offset by an unrealized gain approximately $143,000 for the quarter ended September 30, 1999 and $502,000 for the nine months period ended September 30, 1999 in a separate portfolio of mostly blue chip stocks.

     Additionally, the Company's allocable share of the unrealized losses on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $113,000 for the nine months ended September 30, 1999. The balance of unrealized gains and losses net of deferred tax is approximately $5,460,000 at September 30, 1999.

     INVESTMENTS - The Company's 31.6 percent investment in Cumberland is accounted for using the equity method of accounting. The Company's 49.5 percent investments in Summerbreeze Apartments, Ltd., and Sunshadow Apartments, Ltd. (the "Apartments"), are also accounted for using the equity method of accounting. The original carrying amounts in excess of the underlying equity in these companies is amortized over the estimated useful life of the investment. The estimated useful lives of these intangibles are twenty years for Cumberland and thirty years for the Apartments.

     EARNINGS (LOSS) PER SHARE - In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS No. 128 effective December 31, 1997 and all earnings per share amounts for all periods presented, where appropriate, have been restated to conform to SFAS No. 128 requirements.

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

2.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

                                                           December 31, 1998        September 30, 1999
                                                                                       (unaudited)
Expenditures on uncompleted contracts                   $          140,139,011  $             89,025,268
Estimated earnings on uncompleted contracts                         (1,242,975)                4,822,009
                                                        ----------------------- -------------------------
                                                                   138,896,036                93,847,277
Less actual and allowable billings on uncompleted
contracts                                                          132,500,186                87,177,884
                                                        ----------------------- -------------------------
                                                        $            6,395,850  $              6,669,393
                                                        ======================= =========================
Costs and estimated earnings in excess of billings on
uncompleted contracts                                   $           10,548,372  $              8,474,530
Billings in excess of costs and estimated earnings on
uncompleted contracts                                               (4,152,522)               (1,805,137)
                                                        ----------------------- -------------------------
                                                        $            6,395,850  $              6,669,393
                                                        ======================= =========================


                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of December 31, 1998 and September 30, 1999, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $8,539,000 and $7,894,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 1998 and September 30, 1999, that were not expected to be collected within twelve months are classified as non-current assets.

3.   PROPERTY AND EQUIPMENT HELD FOR SALE

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty-contracting segment, the Company decided to sell its transportable incineration system. This asset has a carrying value of approximately $1,800,000 as of December 31, 1998 and September 30, 1999. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The Company wrote down the carrying value of the asset of $40,000 in 1997 to reflect the fair market value based on the purchase agreement. Since February 1998, the Company has received approximately $1,000,000 from the buyer towards the purchase. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company. The deposits of $1,000,000 have been netted against the carrying value of the asset resulting in $800,000 being included in the balance of $1,211,000 in "property held for sale" at September 30, 1999.

4.   PROPERTY AND EQUIPMENT

                                         December 31,1998    September 30, 1999
                                                                     (unaudited)
     Land                               $        1,058,234  $        1,058,234
     Buildings and improvements                  2,166,984           2,166,984
     Construction equipment                     60,752,336          60,945,564
     Furniture and fixtures                        698,628             544,059
     Construction in progress                      548,816             560,731
                                        ------------------- -------------------
                                                65,224,998          65,275,572
     Less accumulated depreciation             (19,578,279)        (25,619,307)
                                        ------------------- -------------------
     Net Property & Equipment           $       45,646,719  $       39,656,265
                                        =================== ===================

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $9,458,000 and $6,566,000 for the nine months ended September 30, 1998 and 1999, respectively. Approximately $2,303,000 of depreciation expense for the nine-month period ended September 30, 1998, is attributable to discontinued operations, with the remaining depreciation attributable to continuing operations. Construction in progress will be depreciated over the estimated useful lives of respective assets when placed into service.

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

     On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock, of Cumberland common stock in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. The amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and is being amortized over twenty years. At September 30, 1999, the market value of the Cumberland common stock held by the Company was approximately $3,231,000 based on a stock price of $1.875.

     The following is a summary of the financial position of Cumberland at September 30, 1999:


                                                Dec. 31, 1998     September 30,
                                                                     1999
                                                                  (unaudited)

Cash and cash equivalents                       $  4,202,000      4,651,000
Investments in various marketable securities       3,987,000      2,939,000
Accounts receivable - trade, net                   1,810,000      2,886,000
Reinsurance recoverable                            2,306,000      3,704,000
Intangibles                                        1,456,000      1,308,000
Other                                              2,584,000      2,982,000
                                                ------------   ------------
   Total assets                                   16,345,000   $ 18,470,000
                                                ============   ============

Policy liabilities and accruals                    8,085,000   $  8,901,000
Long-term debt                                     2,331,000      2,294,000
Other                                                580,000      1,465,000
                                                ------------   ------------
   Total liabilities                              10,996,000     12,660,000

Stockholders' equity                               5,349,000      5,810,000
                                                ------------   ------------

   Total liabilities and stockholders' equity   $ 16,345,000   $ 18,470,000
                                                ============   ============

                                  KIMMINS CORP.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

     Cumberland's operating results included revenue of approximately $1,837,000 and $2,640,000 and a net loss of approximately $30,000 during the third quarter of 1998 as compared to net income of $285,000 during the third quarter of 1999. The Company's equity in this net income (loss) was approximately ($9,000) and $90,000 during the third quarter of 1998 and 1999 respectively. In addition, approximately $41,000 of amortization expense was recorded by the Company related to the investment during the third quarter of 1998 and 1999.

     Cumberland's operating results included revenue of approximately $5,410,000 and $7,069,000 and net income of approximately $617,000 and $648,000, respectively, during the nine month periods ended September 30, 1998 and 1999. The Company's equity in the net income amounted to approximately $195,000 and $205,000, respectively. In addition, approximately $123,000 of amortization expense was recorded by the Company related to the investment for nine-month periods ended September 30, 1998 and 1999.

     APARTMENTS - On October 22, 1997, the Company contributed its note receivable in an amount of approximately $3,851,000 from the Apartments and other receivables of $3,059,000 for a non-controlling 49.5 percent preferred limited partnership interest in the Apartments and a receivable of $900,000 from the Apartments. The amount of approximately $12,066,000 in excess of the underlying equity was attributed to goodwill and is being amortized over thirty years. The Company will be allocated 49.5 percent of operating income, losses and cash flow. The preference in the Company's equity interest in the Apartments occurs upon the sale of the underlying partnership properties. Upon the occurrence of a capital transaction, the Company would receive cash flows from the sale or refinancing of the Apartments' assets equal to its capital contribution prior to any other partner receiving any proceeds. The Company accounts for its investment in the Apartments using the equity method.

     During the quarters ended September 30, 1998 and 1999, the Apartments recognized revenue of approximately $1,109,000 and $1,071,000. During the same periods, the Apartments recognized net losses of approximately $62,000 and $91,000, respectively. The Company has recorded its 49.5 percent share of the net results of operations. In addition, approximately $101,000 and $101,000 of amortization expense was recorded by the Company related to the investments in the Apartments for the quarters ended September 30, 1998 and 1999 respectively.

     The Apartments recognized revenue of $3,446,000 and $3,311,000 during the nine-month periods ended September 30, 1998 and 1999 respectively. During the same periods, the Apartments recognized net losses of approximately $240,000 and $439,000. In addition, approximately $302,000 and $302,000 of amortization expense was recorded during the nine-month periods ended September 30, 1998 and 1999. At September 30, 1999, the company's balance in it's total investment in the Apartments was approximately $4,712,000, excluding $900,000 of which is classified as an "account receivable - affiliate".

                                  KIMMINS CORP.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a summary of the financial position of the Apartments at December 31, 1998 and September 30, 1999:

                                                                               Total investment
                                                                         December 31,      September 30,
                                                                             1998               1999
                                                                      ------------------  ----------------
Cash and cash equivalents                                             $          66,000   $        33,000
Accounts receivable - affiliate                                                     -0-           946,000
Land                                                                          3,800,000         3,800,000
Buildings, capitalized construction interest, furniture and                  16,420,000        15,772,000
equipment, net
Other                                                                           638,000           497,000
                                                                      ------------------  ----------------
Total assets                                                          $      20,924,000   $    21,048,000
                                                                      ==================  ================

Accounts payable and accrued expenses                                 $         846,000   $       657,000
Accounts payable to affiliates                                                1,489,000         1,641,000
Mortgage loan payable                                                        20,993,000        20,876,000
Note payable to partner - Francis M. Williams                                 2,860,000         2,860,000
                                                                      ------------------  ----------------
Total liabilities                                                            26,188,000        26,034,000
Partners' deficit                                                            (5,264,000)       (4,986,000)
                                                                      ------------------  ----------------
Total liabilities and partners' deficit                               $      20,924,000   $    21,048,000
                                                                      ==================  ================


6.   LONG-TERM DEBT

                                                                                 December 31,       September 30,
                                                                                     1998                1999
Notes payable,  principal and interest payable in monthly  installments through March 1, 2003, interest at varying rates up to 9.75 percent,
   collateralized by equipment                                                  $    51,712,212   $      55,504,400

Revolving term bank line of credit,  including letters of credit,  $4,080,000 in 1999, due March 31, 2001 interest payable monthly at lender's base
   rate plus .5%.  At December 31, 1998 the rate was 8.25%.                           1,764,003           2,874,003

Revolving term line of credit,  $16,000,000 maximum, due April 1, 2000, interest payable monthly at lender's base rate of LIBOR plus 2.5%, collateralized by equipment.  At December 31, 1998 the rate was
   8.2656%.                                                                          13,700,000                 -0-

Revolving securities - based loan, $6,000,000 maximum, due November 30,
   1999, interest payable monthly at lender's base rate of 3 month LIBOR plus               -0-           4,471,258
   .75%.  At September 30, the rate was 5.91%.

Mortgage notes,  principal and interest payable in monthly  installments
   through August  1,  2000,   interest  at  varying  rates  up  to  prime
   plus 1.75%, collateralized by land and buildings. At December 31, 1998 the
   average rate was 9%.                                                               1,862,901           1,477,451
                                                                                ----------------  ------------------

Total debt                                                                           69,039,116          64,327,112
Less current portion                                                                 18,270,156          18,398,046
                                                                                ----------------  ------------------
Net long term debt                                                              $    50,768,960   $      45,929,066
                                                                                ================  ==================

                                  KIMMINS CORP.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


     At September 30, 1999, there were no borrowings available under the revolving term bank line of credit. The revolving term bank line of $4,080,000 includes the letter of credit facility of $1,206,000 and is secured by a pledge of all of the stock of the Company's subsidiaries and substantially all of the unsecured assets of the Company. The use of funds under these lines is limited among certain subsidiaries.

     The revolving term bank line of credit agreement contains certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000 and net income of not less than $1,500,000. In addition, the covenants prohibit the Company from paying dividends without lender approval. Specifically regarding the revolving term bank line of credit of approximately $1,764,000, the Company met the tangible net worth and net income requirements under the credit agreement with the bank. As of September 30, 1999 the Company was in compliance with or obtained waivers for all loan covenants.

     The revolving term line of credit of $16,000,000 was secured by a pledge of the trade receivables of Kimmins Contracting Corp. This loan was merged with the equipment loan balance into a single note with the respective lender.

     The above equipment notes and the working capital loan agreements contain certain covenants, the most restrictive of which require maintenance of a total liabilities to adjusted tangible net worth ratio of 7.5 to 1.0 and a current ratio of 1.5 to 1.0. Regarding the revolving term line of credit for $13,250,000 and outstanding equipment notes of approximately $37,029,000, KCC and the Company, as guarantor, did not meet the total liability to net worth ratio, current ratio or net income requirements under the credit and note agreements. This agreement was modified on September 8, 1999 and the Company and its affiliates are in compliance with the loan covenants.

     On January 7, 1999, TransCor executed a revolving securities-based loan with a maximum principal amount of $6,000,000. The initial disbursement of $2,500,000 combined with additional draws of $2,733,690 during the first six months and payments of $762,432 during the third quarter, resulted in a balance outstanding at September 30, 1999 of $4,471,258. The loan term is two months and it was renewed on September 30, 1999. Interest is due monthly based on the three month LIBOR rate plus .75 percent. The rate on September 30, 1999 was 6.25%. The loan is collateralized by TransCor's stock investment in Waste Management, Inc.


7.   STOCKHOLDER'S EQUITY

     The Company's Class B common stock has the same voting rights as common stock and is not entitled to participate in cash dividends. Upon liquidation or dissolution of the Company, the holders of common stock are entitled to receive up to $9.00 per share, after which the holders of Class B common stock are entitled to receive up to $9.00 per share. Thereafter, all assets remaining for distribution will be distributed pro rata to the holders of common stock and Class B common stock. The right to convert Class B common stock to common stock occurs in any fiscal year in which the Company achieves net earnings equal to a specified amount (currently $1.05 per share), which is calculated by adding the total shares outstanding at fiscal year end to the number of shares that could be converted during the fiscal year.

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

     As a result of TransCor's sale of KRC to EESI in August 1998, the Company's net income for the year ended December 31, 1998 exceeded the threshold amount of $.84 per share. During the quarter ended September 30, 1999, the holder of the Class B Common Stock, Mr. Francis M. Williams, converted 625,000 Class B shares into common stock.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   EARNINGS (LOSS) PER SHARE

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                                          Three months ended September 30,
                                                                             1998                1999
Numerator:

Income (loss) from continuing operations                              $     (11,463,136)   $        (118,443)
Adjustment for basic earnings per share                                             -0-                  -0-
                                                                      ------------------   ------------------
Numerator for basic earnings per share - income (loss)
   Available to common stockholders from continuing operations                      -0-                  -0-

Effect of dilutive securities                                                       -0-                  -0-
Numerator for diluted earnings per share:
Income (loss) from continuing operations                                    (11,463,136)            (118,443)
Income from discontinued operations                                          16,662,818                  -0-
                                                                      ------------------   ------------------
Income (loss) applicable to common stockholders after assumed
   Conversions                                                        $       5,199,682    $        (118,443)
                                                                      ==================   ==================

Denominator:

Denominator for basic earnings per share -
   Weighted-average shares                                                    4,296,969             4,702,568
Effective of dilutive securities:
Stock options                                                                       -0-                  -0-
Dilutive potential common shares                                                    -0-                  -0-
                                                                      ------------------   ------------------
Denominator for diluted earnings per share - adjusted
   Weighted-average shares and assumed conversions                            4,296,969            4,702,568
                                                                      ==================   ==================



Basic income (loss) per share from continuing operations              $           (2.67)   $            (.03)
                                                                      ==================   ==================
Diluted income (loss) per share from continuing operations            $           (2.67)   $            (.03)
                                                                      ==================   ==================


Basic income (loss) per share from discontinued operations            $            3.88    $             -0-
                                                                      ==================   ==================
Diluted income (loss) per share from discontinued operations          $            3.88    $             -0-
                                                                      ==================   ==================


Total basic income (loss) per share                                   $            1.21    $            (.03)
                                                                      ==================   ==================
Total diluted income (loss) per share                                 $            1.21    $            (.03)
                                                                      ==================   ==================

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Nine months ended September 30,
                                                                             1998                1999
Numerator:

Income (loss) from continuing operations                              $      (9,960,956)   $        (597,902)
Adjustment for basic earnings per share                                             -0-
                                                                      ------------------   ------------------
Numerator for basic earnings per share - income (loss)
   available to common stockholders from continuing operations               (9,960,956)            (597,902)

Effect of dilutive securities                                                       -0-
                                                                      ------------------   ------------------
Numerator for diluted earnings per share:
Income (loss) from continuing operations                                     (9,960,956)            (597,902)
Income from discontinued operations                                          19,741,538                  -0-
                                                                      ------------------   ------------------
Income (loss) applicable to common stockholders after assumed
   Conversions                                                        $       9,780,582    $        (597,902)
                                                                      ==================   ==================

Denominator:

Denominator for basic earnings per share -
   weighted-average shares                                                    4,296,969            4,426,827
Effective of dilutive securities:
Stock options                                                                       -0-                  -0-
Dilutive potential common shares                                                    -0-                  -0-
                                                                      ------------------   ------------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                            4,296,969            4,426,827
                                                                      ==================   ==================



Basic income (loss) per share from continuing operations              $           (2.32)   $            (.14)
                                                                      ==================   ==================
Diluted income (loss) per share from continuing operations            $           (2.32)   $            (.14)
                                                                      ==================   ==================


Basic income (loss) per share from discontinued operations            $            4.60    $             -0-
                                                                      ==================   ==================
Diluted income (loss) per share from discontinued operations          $            4.60    $             -0-
                                                                      ==================   ==================


Total basic income (loss) per share                                   $            2.28    $            (.14)
                                                                      ==================   ==================
Total diluted income (loss) per share                                 $            2.28    $            (.14)
                                                                      ==================   ==================

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   DISCONTINUED OPERATIONS

     On July 17, 1998, the Company adopted a formal plan to sell its solid waste management services operations to EESI. On August 31, 1998 the Company completed the sale of the solid waste management services (SWMS) operations. The assets sold consisted primarily of accounts receivables, contracts and property and equipment. The selling price was approximately $57,800,000 in the form of cash and EESI common stock. The sale of the Company's SWMS operations resulted in a gain of approximately $19,611,000 net of taxes of approximately $11,861,000 in the third quarter of 1998.

     Revenues and expenses of the SWMS operations for the three and nine months periods ended September 30, 1998 are shown separately in the schedule below. The consolidated statements of operations for the nine months ended September 30, 1998, have been restated to show separately the operating results of the SWMS operations. These amounts are included in the income or loss from discontinued operations portion of the accompanying consolidated statements of operations. None of the net revenue was received after the Company's adoption of the plan to sell the SWMS operations. Information related to the discontinued SWMS operations of KRC for the three and nine-month periods ended September 30, 1998, is as follows:


                                                       Three months ended          Nine months ended
                                                       September 30, 1998         September 30, 1998

Net revenue                                        $              4,833,000     $           21,526,000
Operating expenses, including depreciation                        4,384,000                 18,176,000
Selling, general and administrative expenses                      1,650,000                  4,002,000
                                                   -------------------------    -----------------------
Operating income                                                 (1,201,000)                  (652,000)
Non-operating gain (loss) on sale of assets                        (458,000)                 4,805,000
Interest expense, net                                               221,000                    913,000
                                                   -------------------------    -----------------------
Income before provision for income taxes                         (1,880,000)                 3,240,000
Provision for income tax benefit                                   (722,000)                 1,280,000
                                                   -------------------------    -----------------------
Income from discontinued operations                $             (1,158,000)    $            1,960,000
                                                   =========================    =======================

10.  INVESTMENT IN SUBSIDIARIES

     On August 14, 1998, the Company acquired an additional 297,200 shares of common stock in TransCor from Francis M. Williams, President and Chief Executive Officer. The acquisition increased the Company's ownership percentage to 81 percent from 74 percent and resulted in the ability to consolidate the Company and TransCor for federal income tax purposes on a prospective basis. Beginning in August 1998, TransCor began purchasing treasury stock. To date, Transcor has acquired 473,075 shares of its own stock at a cost of $2,160,000. These treasury stock purchases by TransCor have resulted in an increase in Kimmins' ownership percentage in TransCor from 81 percent to 93 percent at September 30, 1999.

11.  SUBSEQUENT EVENTS

     Subsequent to September 30, 1999, the Company filed merger documents in Florida and Delaware, which resulted in the Company changing its state of incorporation to Florida from Delaware. The merger and resulting reincorporation do not impact the financial statements and no changes occur in corporate assets, liabilities or net worth. The merger and reincorporation constitute a tax-free reorganization within the meaning of Section 368(a)(1)(f) of the Internal Revenue Code of 1986 as amended.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                              RESULTS OF OPERATIONS

          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net revenue for the three months ended September 30, 1999, increased by 144 percent to approximately $14,002,000 from $5,747,000 for the three months ended September 30, 1998. The increase is due primarily to increases in the Company's utility contracting services ($8,415,000 in net revenue) and remediation services ($1,669,000 decrease in net revenue). Offsetting these increases, other services decreased net revenues by $1,829,000.

     Outside services, which largely represent subcontractor costs, decreased as a percentage of net revenue, to 7 percent for the third quarter of 1999 from 59 percent for the same period in 1998. The Company will use the services of a subcontractor when it determined that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a lesser extent during 1999 than 1998 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the third quarter of 1999 decreased to 90 percent from 289 percent for the same period in 1998. As a result, the gross profit (loss) for the third quarter of 1999 was approximately $1,426,000 (10 percent of net revenue) compared to ($10,886,000) (189 percent of net revenue) for the third quarter of 1998. The increase in the dollar amount and percentage of gross margin is primarily associated with increases in the Company's utility contracting services ($10,229,000 increase in gross profit) and remediation services ($2,466,000 increase in gross profit), and other services ($383,000 increase in gross profit). The gross loss in the 1998 period was due primarily to one-time charges due to adjustments in the estimates to complete several contracts.

     During the three months ended September 30, 1999, selling, general and administrative expenses decreased to approximately $1,976,000 (14 percent of net revenue) from $2,892,000 (50 percent of net revenue) for the three months ended September 30, 1998. The dollar and percentage decrease is primarily a result of management's efforts to contain and reduce administration and overhead costs.

     Minority interest in net income of subsidiary was approximately $134,000 for the three months ended September 30, 1999 compared to approximately $2,379,000 during the same period in 1998. The minority interest in net income or loss of the subsidiary had reflected approximately 26 percent of TransCor's earnings as a result of the March 25, 1993, initial public offering of TransCor's common stock. In September 1998, the company acquired approximately 297,000 shares of TransCor stock from Francis M. Williams the majority owner of the Company and Chairman of the Board of the Company and of TransCor. This purchase of approximately 7% of the outstanding shares increased the company's ownership in TransCor to 81%. Also, since August 1998, TransCor acquired 491,000 shares of Treasury Stock on the open market effectively increasing the Company's ownership an additional 11% to 92%.

     Interest expense, net of interest income, decreased to approximately $1,013,000 during the three months ended September 30, 1999 compared to $1,662,000 for the three months ended September 30, 1998. The decrease is primarily attributable to decreases in average borrowings during 1999 from the disposal of the solid waste management operations in August 1998 and other debt reductions and restructurings.

     As a result of the foregoing, loss before provision for income taxes for the three months ended September 30, 1999 was approximately $194,000 (1 percent of net revenue) compared to $17,819,000 (310 percent of net revenue) during the same period in 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company's effective tax rate was 39 percent for the three months ended September 30, 1999 compared to a rate of 36 percent for the same period in 1998. The lower than statutory effective tax rate in 1998 was primarily due to the net operating loss generated by the Company during 1997 and the resulting tax benefits from credit and loss carryforwards. Management expects to utilize these loss and credit carryforwards before they expire in the year 2011. Included in the tax benefit, the Company has approximately $697,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire. In addition, for the three months ended September 30, 1998 the Company incurred a gain of $16,663,000 from discontinued operations as a result of the sale of the solid waste division in the third quarter of 1998.

     In 1998, the Company recognized a gain of $16,662,818 on the sale of the discontinued solid waste division.

     As a result of the foregoing, the Company incurred a net loss for the three months ended September 30, 1999 of $118,000 (1 percent of net revenue) as compared with net income of $5,200,000 (90 percent of net revenue) for the same period during 1998.

           COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net revenue for the nine months ended September 30, 1999 decreased by $2,342,000, or 5 percent to approximately $44,774,000 from $47,116,000 for the same period in 1998. The decrease is due primarily to contraction of the Company's demolition services of $4,349,000, and abatement services ($846,000 decrease in net revenue). These decreases were partially offset by increases in remediation services ($1,309,000 increase in net revenue), and utility services ($1,544,000 increase in net revenue).

     Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 13 percent for the nine months ended September 30, 1999, from 22 percent for the same period in 1998. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a greater extent during 1999 that 1998 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the nine months ended September 30, 1999, decreased to 87 percent from 105 percent for the same period in 1998. As a result, the gross profit (loss) for the nine months ended September 30, 1999, was $5,777,000 (13 percent of net revenue) compared to $(2,122,000) (5 percent of net revenue) for the same period in 1998. The increase in the dollar amount $7,900,000 and percentage of gross margin (18 percent) is primarily associated with utility contracting services ($9,825,000 increase in gross profit), remediation services ($2,359,000 in gross profit), and industrial demolition services ($209,000 in gross profit). The increase is partially offset by decreases in road work ($2,126,000 of gross profit) and other services ($2,367,000). The gross loss in the 1998 period was due primarily to one-time charges due to adjustments in the estimates to complete several contracts.

     During the nine months ended September 30, 1998, selling, general and administrative expenses decreased to $5,259,000 (12 percent of net revenue) from $6,706,000 (14 percent of net revenue) for the same period in 1998. The dollar decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with management's actions to reduce overhead costs. The percentage increase is attributed to reduced revenue between the periods.

     Minority interest in net income of subsidiary was $103,000 for the nine months ended September 30, 1998, compared to minority interest in net income of the subsidiary of $3,284,000 during the same period in 1998. The minority interest in net income or loss of the subsidiary had reflected approximately 26 percent of TransCor's earnings as a result of stock purchases beginning in September 1998. The Company's ownership in TransCor has increased to 92 percent.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interest expense, net of interest income, decreased to $3,463,000 during the nine months ended September 30, 1999, compared to $4,647,000 for the same period in 1998. The decrease is primarily attributable to decreases in average borrowings during 1999 due to scheduled debt paydowns, as well as the sale of TransCor Waste Services, Inc. and other debt reductions and restructurings.

     As a result of the foregoing, loss before provision for income taxes for the nine months ended September 30, 1999, was $980,000 (2 percent of net revenue) compared to $16,758,000 (36 percent of net revenue) during the same period in 1998.

     The Company's effective tax rate was 39 percent for the nine months ended September 30, 1999, compared to a rate of 41 percent for 1998 tax benefits. The lower than statutory effective tax rate was primarily due to the net operating loss generated by the Company during 1997 and the resulting tax benefits from credit and loss carryforwards. Management expects to fully utilize these loss and credit carryforwards before they expire in the year 2012. Included in the tax benefit, the Company has approximately $697,000 of alternative minimum tax credit carryforwards available to offset future federal regular income taxes. This credit does not expire.

     The Company generated a loss from continuing operations of approximately $598,000 (1 percent of net revenue) for the nine months ended September 30, 1999, as compared with income from continuing operations of $9,961,000 (21 percent of net revenue) for the same period during 1998.

     In 1998, the Company recognized a gain of $19,921,581 on the sale of the discontinued solid waste division. In addition, the Company generated a loss of $180,000 net of tax of $82,000 from discontinued solid waste management operations for the nine months ended September 30, 1998.

     As a result of the foregoing, the Company reported a net loss for the nine months ended September 30, 1999, of $598,000 (1 percent of net revenue) as compared with net income of $9,781,000 (21 percent of net revenue) for the same period during 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $9,437,309 during the nine months ended September 30, 1999 compared to $7,018,528 for the same period in 1998. Cash was provided by operations during the third quarter of 1999 due to decreases in costs and estimated earnings in excess of billings on uncompleted contracts and accounts receivable. This was partially offset by decreases in billings in excess of costs and estimated earnings on uncompleted contracts.

     The Company had capital expenditures during the nine months ended September 30, 1998 and 1999 of $7,020,311 and $3,684,391 respectively. During 1999 and
1998 most capital expenditures were related to the conversion of leases to fixed asset purchases of construction equipment utilized in the Company's specialty contracting operations. In addition, 1999 capital expenditures included the purchase of accounting software. Future capital expenditures will be financed by available cash resources, cash flow from operations, and available credit resources, as needed.

     The Company used cash in financing activities of $2,029,627 and $5,460,175 during the nine months periods ended September 30, 1998 and 1999 respectively. Repayments of long term debt exceeded borrowings during the nine month periods in both 1998 and 1999.

     The Company's ratio of debt to equity was 4.8 and 4.4 at December 31, 1998 and September 30, 1999, respectively. The decrease in debt is primarily due to the debt paydowns exceeding new debt and an increase in equity resulting from net income generated in the first quarter unrealized gains on securities.

     During the nine months ended September 30, 1998 and 1999, the Company's average contract and trade receivables less retainage were outstanding for 87 and 92 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payments.

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

IMPACT OF YEAR 2000

     The following information is being provided as a Year 2000 Readiness Disclosure Statement, and is subject to the provisions of the Year 2000 Information and Readiness Disclosure Act.


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

     The Company has completed an assessment and has modified or replaced portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of the Year 2000 project is estimated to be $15,000. To date, the Company's incremental costs for assessment of the Year 2000 issue, the development of a modification plan, and the purchase of new software have been approximately $13,000.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During 1998, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments. As of September 30, 1999, the Company has debt of approximately $64,327,000 of which $59,976,000 has a fixed interest rate. The remaining debt of $4,351,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $44,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market interest rate risk is not material. As of September 30, 1999, the Company's 93% owned subsidiary TransCor held for other than trading purposes marketable equity securities of publicly traded companies having a value of approximately $13,190,000 ($6,848,000 related to Waste Management, Inc.). These securities are subject to price risk.

     Beginning in January 1999, the TransCor began trading covered options on Waste Management, Inc. common stock. Management acknowledges that there is always price risk in this type of transaction. During the nine months ended September 30, 1999, TransCor invested approximately $3,696,000 in the covered options and recognized income of approximately $1,996,000 on proceeds of $5,692,000. At September 30, 1999, the Company has no open transactions. Subsequent to the end of the quarter, the Company has not entered into any additional option transactions.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 9, 1999 the Annual Meeting of Stockholders of Kimmins Corp. was held. Stockholders present in person or by proxy representing 4,804,848 shares of common stock and 1,666,569 shares of B stock voted on three matters.

     Three Directors of the Company were duly elected to hold office until the next Annual Meeting of Stockholders or until successors have been duly elected. The elected Directors and the voting results were as follows:

                   NAME               AFFIRMATIVE VOTES         WITHHELD VOTES

        Francis M. Williams                6,428,579                   42,838
        Michael Gold                       6,428,329                   40,088
        R. Donald Finn                     6,428,329                   40,038

     In the second matter, stockholders approve a plan to change the state of incorporation to Florida from Delaware. In the third and final matter, stockholders approved a new Long Term Incentive Plan. The voting results for these two matters were as follows:

                                             VOTES FOR     VOTES AGAINST   VOTES ABSTAINED
 Plan to change state of incorporation        6,377,472         37,650           55,894
 Long Term Incentive Plan                     6,386,323         78,832            5,262


ITEM 5. OTHER INFORMATION

     None.

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



                                  KIMMINS CORP.



                                  By:    /s/ FRANCIS M. WILLIAMS
                                         ---------------------------------------
                                         Francis M. Williams
                                         President and Chief Executive Officer

DATE:   November 22, 1999


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 22, 1999.







Date:  November 22, 1999          /s/ FRANCIS M. WILLIAMS
                                  ----------------------------------------------
                                  Francis M. Williams
                                  President and Chief Executive Officer
                                  (Principle Executive Officer)



Date:  November 22, 1999          /s/ NORMAN S. DOMINIAK
                                  ----------------------------------------------
                                  Norman S. Dominiak
                                  Vice President and Chief Financial Officer
                                  (Principle Accounting and Financial Officer)



988229v1