Form 10-K
period 1999-12-31
KIMMINS CORP/DE
filed 2000-04-14
CIK 811562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-K
[MARK ONE]

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                                       OR

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


                                                    Name of Exchange
     Title of Each Class                           on Which Registered
Common Stock, $.001 par value                             None


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

     As of March 15, 2000 there were outstanding 4,872,135 shares of Common Stock and 1,666,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 6, 2000, was $2,436,068.

                         ------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE:


                                      NONE

                                  KIMMINS CORP.

                                    Form 10-K

                                TABLE OF CONTENTS



                                                                                                                  Page
                                                                                                                  No.

PART I
     Item 1       Business........................................................................................3
     Item 2       Properties......................................................................................8
     Item 3       Legal Proceedings...............................................................................8
     Item 4       Submission of Matters to a vote of Security Holders.............................................8

PART II
     Item 5       Market for the Registrant's Common Equity and Related Stockholder Matters.......................9
     Item 6       Selected Financial Data........................................................................10
     Item 7       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.......................................................................11
     Item 7A      Quantitative and Qualitative Disclosures about Market Risk.....................................19
     Item 8       Financial Statements and Supplementary Data....................................................20
     Item 9       Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosures.......................................................................51

PART III
     Item 10      Directors and Executive Officers of the Registrant.............................................52
     Item 11      Executive Compensation.........................................................................54
     Item 12      Security Ownership of Certain Beneficial Owners and Management.................................56
     Item 13      Certain Relationships and Related Transactions.................................................57

PART IV
     Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K................................59


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

     * Industrial demolition, dismantling, and abatement - Dismantling of facilities or structures including draining liquid wastes from pipes and tanks; asbestos removal, cleanup, disposal, and reinsulation; removal of above- and below-ground tanks; removal and disposal or sale of other equipment; and sale of scrap materials.

     *    Hazardous waste services - Containment, excavation and removal.

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

Industrial Demolition, Dismantling, and Abatement Services

     The Company offers demolition and dismantling of facilities or structures; asbestos removal; cleanup, disposal, and reinsulation; removal of above and below ground storage tanks; removal and disposal or sale of industrial equipment; and the sale of equipment and scrap materials.

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


PERFORMANCE BONDS

     The Company is required to post performance bonds in connection with certain asbestos abatement, waste remediation, demolition, and construction contracts. For the years ended December 31, 1998 and 1999 most of the Company's revenue was derived from contracts or projects that required the Company to post performance bonds. The Company's current bonding capacity for qualification purposes is $60,000,000 for individual projects and $120,000,000 in the aggregate. This capacity is not intended to be either a limitation or a commitment as to the Company's bond capacity, but rather guidelines for qualification purposes. It is customary for surety bond companies to underwrite each surety obligation individually; therefore, the potential for more or less capacity exists based on the merits of the obligation. Historically, the Company has obtained surety bond support for individual projects in the $53,000,000 range while the aggregate approached $100 million. The Company has obtained bonding coverage in amounts up to $8,500,000 for environmental projects.

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


CUSTOMERS

     The primary private customers for the Company's specialty contracting services are Fortune 500 corporations engaged in heavy manufacturing, such as chemical mining, petroleum, petrochemical, paper, and steel companies as well as public utilities and federal, state and local government agencies. For the years ended December 31, 1997, 1998 and 1999, the following table summarizes the revenue earned on contracts with significant customers that aggregated more than 10 percent of the continuing operations revenues:


                                                                  (In thousands)
                                                        1997            1998             1999
                                                        ----            ----             ----
Governmental infrastructure                        $     10,648   $        6,950   $         -0-
Phosphate mining                                         25,061           17,594          14,372
Commercial real estate developer                         12,070           10,039             -0-
                                                   ------------   --------------   -------------
Total from above customers                         $     47,779   $       34,583   $      14,372
                                                   ============   ==============   =============

Percentage of total revenue                               46.5%            46.7%           22.6%
                                                   ============   ==============   =============

     For the year ended December 31, 1999, 69 percent and 31 percent, respectively, of the Company's gross revenue were derived from private and governmental customers, respectively. This represents a 1% increase in the amount of private sector revenue as compared to total revenue for the year ended December 31, 1999. Government contracts, which represent a significant portion of the Company's gross revenue, are subject to legislation mandating a balanced budget; delays in funding; lengthy review processes for awarding contracts; delay or termination of contracts at the convenience of the government; and termination, reduction or modification of contracts in the event of changes in the government's policies or because of budgetary constraints. Furthermore, increased or unexpected costs could result in losses or reduced profits under fixed-price government as well as commercial contracts. The Company continues to focus efforts on securing more private customers.

BACKLOG

     As of December 31, 1999, the Company had a backlog of uncompleted projects under contract aggregating approximately $20,250,000 (compared to approximately $33,237,000 as of December 31, 1998), of which approximately $10,009,000 is attributable to earthwork and utility contracting services, approximately $9,768,000 is attributable to demolition and dismantling services, approximately $1,000 is attributable to asbestos abatement and other services. The Company anticipates that it will recognize approximately 99% of the revenues from these projects by the end of 2000.


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


INSURANCE COVERAGE

     The Company currently maintains comprehensive general liability insurance, with total coverage of $11,000,000 for any single occurrence and $13,000,000 for aggregate claims relating to damage to persons or property. These policies cover all activities of the Company and its subsidiaries except for its asbestos-related activities and certain non-asbestos related liabilities such as pollution liability damage (sudden or gradual) caused by the discharge or release of any irritant or contaminant. In addition, the Company has comprehensive general liability coverage that covers, among other things, specific asbestos-related risks up to $1,000,000.


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

     The federal regulations is of most importance to the Company are governed by the Occupational Safety and Health Administration ("OSHA"), the Mine Safety and Health Administration ("MSHA"), and the Department of Transportation ("DOT"). We are substantially in compliance with all regulations. The Company conducts regular training programs and inspections on a regular basis. In addition, our brokers and insurance carriers also conduct inspections.


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

EMPLOYEES

     The Company has approximately 384 employees, of which 4 are employed in executive capacities, 30 in professional capacities, 10 in administrative capacities, 75 as field supervisors and 265 in field operations. None of the Company's employees are union members or covered by collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

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


Item 2.  Properties

     The Company owns its principal executive offices that are located in approximately 20,600 square feet of office space at 1501 and 1502 Second Avenue, East, Tampa, Florida 33605. The offices are subject to a mortgage, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1999, of approximately $1,765,000. This variable rate note matures on October 1, 2004 and currently bears interest at the base rate plus 1/2%.

     The Company will place its new shop in service during the first quarter of 2000. The shop is approximately 9,000 square feet and is located at 1617 Second Avenue East, which is adjacent to the Company's principal executive offices. The new shop has been under construction for the past two years at a cost of approximately $610,000 which is included in construction in progress. The total capitalized cost will be transferred to buildings when placed into service during the first quarter of 2000.

     The Company's subsidiary, TransCor, owns vacant property outside of Nashville, Tennessee. The land is undeveloped and listed for sale.

     In August 1998, the Company sold its solid waste management subsidiary, Kimmins Recycling Corp. and as part of the sale, the following properties were transferred to EESI: land and buildings in Clearwater (Pinellas County), Fort Myers (Lee County), Fort Pierce (St. Lucie County), Miami (Dade County) and Tampa (Hillsborough County).


Item 3.  Legal Proceedings

     The Company is involved in various legal actions and claims arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

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

     As a result of the Company no longer meeting the continued listing criteria of the New York Stock Exchange ("NYSE"), the Company was delisted from the NYSE after the close of business on March 1, 1999. On March 10, 1999, the Company's application for registration on the National Association of Securities Dealers
(NASD) Over the Counter Bulletin Board (OTCBB) was cleared. On March 11, 1999 the Company began trading on the OTCBB under the symbol "KVNM". The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities. An OTC equity security generally is any equity that is not listed or traded on Nasdaq or a national securities exchange. OTCBB securities include national, regional, and foreign equity issues, warrants, units, American Depository Receipts (ADRs) and Direct Participation Programs (DPPs). The OTCBB is a quotation medium for subscribing members, not an issuer listing service, and should not be confused with the Nasdaq Stock Market. OTCBB securities are traded by a community of Market Makers that enter quotes and trade reports through a highly sophisticated closed computer network, which is accessed through Nasdaq Workstation II. The OTCBB is unlike the NYSE in that it:

     *    does not impose listing standards;

     *    does not provide automated trade executions

     *    does not maintain relationships with quoted issuers; and

     *    does not have the same obligations for Market Makers.

     The following table sets forth for the periods indicated high and low sales prices of the Company's common stock as reported by the NYSE or the NASD OTCBB:

                     1998                 High           Low
                     ----                 ----           ---
               First Quarter         $    5.3750   $     4.1875
               Second Quarter        $    4.3750   $     3.0000
               Third Quarter         $    5.3125   $     3.0000
               Fourth Quarter        $    3.5000   $     2.0000

                     1999                 High           Low
                     ----                 ----           ---
               First Quarter         $    2.5625    $   0.3750
               Second Quarter        $    1.5000    $   0.3750
               Third Quarter         $    1.2188    $   0.4375
               Fourth Quarter        $    0.7188    $   0.2800

     The closing stock price for the Company's stock on March 31, 2000, was $0.45. On March 31, 2000 there were approximately 747 holders of record of the common stock. Certain record holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

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

Recent Sales of Unregistered Securities

     The following information relates to equity securities of the Company issued or sold during the year ended December 31, 1999, that were not registered under the Securities Act in 1993, as amended (the "Securities Act").

     The Company issued no securities during 1999 that were exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving a public offering.


Item 6.  Selected Financial Data

     The following selected financial data are derived from the consolidated financial statements of Kimmins Corp. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

HISTORICAL OPERATING STATEMENT DATA:

                                                                     Years ended December 31,
                                                              (In thousands, except per share data)
                                                              -------------------------------------

                                                 1995          1996          1997             1998           1999
                                             -----------   -----------   ------------     ------------   ------------
Gross revenue                                $   78,978    $   78,552    $   102,717      $    74,051    $    63,450
Net revenue                                      63,058        63,288         80,932           59,302         56,241
Operating income (loss)                           3,201        (6,930)        (2,524)         (14,850)        (2,112)
Income (loss) from continuing operations            879        (7,231)        (5,611)         (15,088)        (3,340)
Income (loss)from discontinued operations           464        (1,452)        (2,907)          19,431            -0-
Net income (loss)                                 1,343        (8,683)        (8,518)           4,343         (3,340)

PER SHARE DATA :

Income (loss) from continuing operations
   per share:
     Basic                                   $      .20    $    (1.63)    $    (1.30)     $     (3.51)   $     (0.73)
     Diluted                                 $      .19    $    (1.63)    $    (1.30)     $     (3.51)   $     (0.73)
Income    (loss)   from
discontinued operations
   per share:
     Basic                                   $      .10    $     (.33)    $     (.67)     $      4.52    $       -0-
     Diluted                                 $      .10    $     (.33)    $     (.67)     $      4.52    $       -0-
Net income (loss) per share:
     Basic                                   $      .30    $    (1.96)    $    (1.97)     $      1.01    $     (0.73)
     Diluted                                 $      .29    $    (1.96)    $    (1.97)     $      1.01    $     (0.73)
Weighted        average
number of shares of
   common   stock  used
in the calculation:
     Basic                                        4,445         4,420          4,318            4,297          4,576
     Diluted                                      4,578         4,420          4,318            4,297          4,576
Dividends per share                                None          None           None             None           None

HISTORICAL BALANCE SHEET DATA:

                                                                           As of December 31,
                                                                           ------------------
                                                                             (In thousands)


                                                 1995          1996          1997             1998           1999
                                             -----------   -----------   ------------     ------------   ------------
Current assets                               $   44,202    $   41,381    $    38,322      $    47,205    $    27,655
Working capital (deficiency)                     22,477        16,898           (633)           6,053         (5,574)
Net assets of discontinued operations             6,691         6,073          7,091              -0-            -0-
Total assets                                     66,816        66,493        110,330          114,300         88,614
Long term debt                                   10,571        16,556         54,595           50,769         43,767
Stockholder's equity                             26,381        17,853          9,393           14,671          7,692


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


                                            Percentage of Net Revenue           Percentage Increase (Decrease)
                                             Year Ended December 31,              Year ended December 31,
                                            -------------------------           ------------------------------


                                   1997           1998            1999         1998 vs. 1997    1999 vs. 1998
                                ----------     ----------     -------------    --------------   --------------

Gross revenues                     126.9%         124.9%            112.8%            (27.9%)          (14.3%)
Outside services                    26.9%          24.9%             12.8%            (32.3%)          (51.1%)
                                ----------     ----------     -------------    --------------   --------------
Net revenue                        100.0%         100.0%            100.0%            (26.7%)           (5.2%)
Cost of revenue earned              93.7%         113.1%             90.9%            (11.6%)          (23.8%)
                                ----------     ----------     -------------    --------------   --------------
Gross profit                         6.3%         (13.1%)             9.1%           (253.5%)          165.7%
Selling, general and
   administrative expense            9.4%          11.9%             12.8              (6.8%)            2.1%
                                ----------     ----------     -------------    --------------   --------------
Operating income (loss)             (3.1%)        (25.0%)            (3.7%)           488.4%            85.8%
Income from marketable
   securities                                                         4.4%
Minority interest in net
   (income) loss of subsidiary      (0.6%)          6.1%              0.2%
Interest expense, net                3.7%          10.9%              8.9%            114.4%           (22.9%)
                                ----------     ----------     -------------    --------------   --------------
Income (loss) before
   provision for income taxes
   (benefit)                        (6.2%)        (42.1%)            (8.4%)           398.2%            80.9%
Provision for income taxes
   (benefit)                         0.7%         (16.6%)            (2.5%)        (1,738.9%)           85.7%
                                ----------     ----------     -------------    --------------   --------------
Net income (loss) from
   continued operations             (6.9%)        (25.5%)            (5.9%)           168.9%            77.9%
Net income (loss) from
   discontinued operations          (3.6%)          32.8%             0.0%           (768.4%)         (100.0%)
                                ----------     ----------     -------------    --------------   --------------
Net income (loss)                  (10.5%)           7.3%            (5.9%)          (151.0%)         (176.9%)
                                ==========     ==========     =============    ==============   ==============


Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

CONTINUING OPERATIONS

     Net revenue for the year ended December 31, 1999, decreased by approximately $3,061,000 or 5 percent to $56,241,000 from $59,302,000 for the same period in 1998. The decrease is due primarily to decreases in the Company's mining services ($3,697,000 decrease in net revenue), demolition services ($334,000 decrease in net revenue) and to decreases in other services ($185,000 decrease in net revenue). These decreases were somewhat offset by increases in the Company's utility contracting services ($1,155,000 increase in net revenue).

     The Company continues to focus on securing more private customers. During the year ended December 31, 1999, the Company's percentage of gross revenues from private customers increased from 68 percent to 69 percent. The increase in private work is mainly attributable to earthwork projects including land reclamation and site preparation. The decrease in the percentage of government work from 32% to 31% for the year ended December 31, 1999 is mainly attributable to fewer road construction projects with the Florida Department of Transportation and local municipalities.

     Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue to approximately 13 percent for the year ended December 31, 1999 from approximately 25 percent for the same period in 1998. The Company will use the services of a subcontractor when it determines that it is more economical to do so than internally providing the services. The Company utilized the services of subcontractors to a lesser extent during 1999 than 1998 due to the specific contracts in progress and the associated work requirements, especially due to the increase in land reclamation work where little or no subcontracting is utilized and the decrease in road construction work which requires significant use of subcontractors.

     Cost of revenue earned as a percentage of net revenue for the year ended December 31, 1999 decreased to 91 percent from 113 percent for the same period in 1998. As a result, the gross profit for the year ended December 31, 1999 was approximately $5,110,000 (9 percent of net revenue) compared to ($7,777,000) (negative 13 percent of net revenue) gross loss for the same period in 1998. The increase in the dollar amount $12,887,000 and percentage of gross margin (22 percent) is primarily associated with the Company's utility contracting services ($7,038,000 increase in gross profit), and mining services ($2,458,000 increase in gross profit), demolition services ($1,224,000 increase in gross profit) and other services ($2,167,000 increase in gross profit).

     Depreciation and amortization decreased to approximately $9,197,000 in 1999 from approximately $9,871,000 in 1998. The decrease relates primarily to the sale of some underutilized heavy construction equipment which was sold in late 1998 and 1999.

     Included in the Company's operating results for the years ended December 31, 1998 and 1999 is the activity related to the settlement and/or resolution of contract claims and unapproved change orders. This activity can be summarized as follows:

                                       Years ended December 31,
                                   -------------------------------
                                       1998              1999
                                   --------------   --------------
Claim recoveries                   $   1,058,000    $   1,400,000

Cost of recoveries                     2,311,000        1,013,000
                                   --------------   --------------

Excess of recovery over cost      $   (1,253,000)   $     387,000
                                   ==============   ==============

     In addition, the Company incurred costs associated with unresolved claims of approximately $500,000 and $763,000 during 1998 and 1999 respectively. The Company also recorded a reserve of approximately $387,000 during 1999.

     The Company had the following balances recorded relating to contract claims and unsigned change orders at December 31, 1998 and 1999.

                                       Years ended December 31,
                                   -------------------------------
                                       1998              1999
                                   --------------   --------------
Claims                             $   9,678,000    $   9,337,000
Unapproved change orders                     -0-              -0-
                                   --------------   --------------
                                   $   9,678,000    $   9,337,000
                                   ==============   ==============
Cumulative external claim
   Preparation  costs included     $         -0-    $         -0-
   above
                                   ==============   ==============

     During the year ended December 31, 1999, selling, general and administrative expenses increased to approximately $7,221,000 (13 percent of net revenue) from $7,072,000 (12 percent of net revenue) for the same period in 1998. The dollar decrease and percentage increase is attributable to reduced revenues.

     Interest expense, net of interest income for the year ended December 31, 1999 was approximately $5,000,000 as compared to approximately $6,489,000 for the year ended December 31, 1998. The average amount of debt decreased between periods, since debt payments during the year exceeded borrowings by $8,679,000.

     The Company's income tax benefit for continuing operations was calculated using a rate of approximately 30 percent for the year ended December 31, 1999. The Company's income tax provision for continuing operations was calculated using a rate of approximately 40 percent for the year ended December 31, 1998.

     As a result of the foregoing, the Company recorded a loss from continuing operations of approximately $2,993,000 and $15,088,000 for the years ended December 31, 1999 and 1998 respectively.


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

     Depreciation and amortization, included in cost of revenue, increased to approximately $9,871,000 in 1998 from approximately $4,722,000 in 1997. The increase relates primarily to depreciation expense, and resulted from the purchase during the fourth quarter of 1997 of approximately $28,000,000 of heavy construction equipment that had previously been leased under operating leases.

     Included in the Company's operating results for the years ended December 31, 1997 and 1998 is the activity related to the settlement and/or resolution of contract claims and unapproved change orders. This activity can be summarized as follows:


                                       Years ended December 31,
                                   -------------------------------
                                        1997              1998
                                   --------------   --------------
Claim recoveries                   $     431,000    $   1,058,000

Cost of recoveries                     1,278,000        2,311,000
                                   --------------   --------------

Gain (loss) on resolved claims     $    (847,000)   $  (1,253,000)
                                   ==============   ==============

     In addition, the Company incurred costs associated with unresolved claims of $3,216,000 and $500,000 during 1997 and 1998 respectively. The Company also recorded a reserve of $500,000 during 1998.

     The Company had the following balances recorded relating to contract claims and unsigned change orders at December 31, 1997 and 1998.

                                       Years ended December 31,
                                   -------------------------------
                                        1997              1998
                                   --------------   --------------
Claims                             $  11,989,000    $   9,678,000
Unapproved change orders                     -0-              -0-
                                   ==============   ==============
                                   $  11,989,000    $   9,678,000
                                   ==============   ==============
Cumulative external claim
   Preparation  costs included
   above                           $         -0-    $         -0-
                                   ==============   ==============


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


Liquidity and Capital Resources

     Cash provided by (used in) operating activities was approximately ($2,452,000), ($20,333,000) and $5,426,000 for the years ended December 31,
1997, 1998 and 1999. Cash provided by operations in 1999 was primarily the result of a significant decrease in accounts receivable.

     During 1999, the Company generated cash from investing activities of approximately $3,065,000. This amount was primarily the result of cash proceeds from the sale of property and equipment used by specialty contracting operations of approximately $5,888,000 as well as the net proceeds from the sale of options and marketable securities of $1,996,000 and $1,411,000, respectively. The proceeds were partially offset by capital expenditures of $5,029,000.

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

     The August 31, 1998 sale of the common stock of the solid waste management services operations to EESI for approximately $57,800,000, combined with the May 31, 1998 asset sale of $11,600,000 resulted in cash proceeds of $26,869,000 net of debt payoffs of $18,507,000, funding of working capital adjustment of $6,669,000 and closing costs of $351,000 and stock in EESI of $17,000,000.

     The Company made capital expenditures of approximately $8,341,000, $6,459,000 and $5,029,000 in 1997, 1998, and 1999, respectively. These expenditures in 1999 were primarily related to the acquisition of equipment associated with the Company's utility contracting operations. In addition to cash expenditures for equipment, the Company acquired approximately $39,000,000 of heavy construction equipment during the first and fourth quarters of 1997 that, as further discussed below, were previously leased under operating leases. Since the equipment was financed by the former lessor, the equipment acquisitions were accounted for as a non-cash financing and investing activities. Management believes future capital expenditures will be financed by available cash resources, cash flow from operations and available credit resources, as needed.

     During 1999, the Company used cash in financing activities of approximately $10,156,000. The 1999 borrowings and the related debt payments resulted in a decrease in the total indebtedness of the Company to approximately $60,567,000 at December 31, 1999 (approximately $69,849,000 at December 31, 1998). Current maturities of total indebtedness amount to approximately $16,800,000 at December 31, 1999 (approximately $18,270,000 at December 31, 1998). 1999 payments on long term debt of approximately $18,334,000 included payoff of the ESOP note of approximately $809,000. These payments were partially offset by new borrowings of approximately $8,224,000.

     The Company is currently in default on the bank line of credit since the Company did not have sufficient excess cash to make the payments required December 31, 1999, February 15, 2000 and March 31, 2000. The Company is currently in negotiations with the financial institution to restructure these debt payments.

     The Company was subject to a variety of restrictive covenants under various debt agreements with one of its institutional lenders. In 1998 the Company failed to meet the consolidated net income requirement under approximately $4,235,000 of its bank debt and approximately $54,000,000 of other financial institution debt. As of December 31, 1998, the Company obtained waivers for these covenants. The Company's current debt agreement with this institutional lender no longer includes debt covenants.

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

     During the years ended December 31, 1998 and 1999, the Company's average contract and trade receivables were outstanding for 122 and 92 days, respectively. This significant improvement is primarily the result of the Company's 1999 mix of business as well as the concentrated effort by the senior management team to accelerate cash collections. The Company continues to seek more private customers who generally pay more quickly than municipal entities. The Company anticipates sustaining the current rate of collection for the year ended December 31, 2000. Management believes that the number of days outstanding for its receivables approximates industry norms. Part of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will generally result in a delay of payment to subcontractors.

     In addition to the sales above, the Company has discontinued the use of certain assets with a net book value of approximately $1,083,000 and has placed them for sale. Of these assets, approximately $1,800,000 net of $1,127,500 of deposits received relates to assets from the discontinuance of a certain remediation business in the specialty-contracting segment. The remaining balance of approximately $411,000 represents the net book value of land for sale located in Nashville, Tennessee.

     As a result of significant write-downs of marketable securities to fair market value during 1999, the Company has negative working capital of $5,573,639 as of December 31, 1999. Management of the Company anticipates that its projected operations, coupled with the cash and marketable securities resulting from the aforementioned sale of the solid waste business, will provide sufficient levels of cash to fulfill its current and future obligations in the normal course of business.

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


New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Financial Accounting Standards Board has issued Statement No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133, which delays the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Statement requires the companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of the statement to have a significant effect on earnings or the financial position of the Company.

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

     The Company completed an assessment and had to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of the Year 2000 project was approximately $15,000.

     The majority of software used by the Company is licensed from various software providers who updated their programs to be Year 2000 compliant.
In-house developed programs comprise a small portion of the total software utilized, and the majority of these programs are believed to be Year 2000 compliant.

     The project was completed in September 1999, which was prior to any anticipated impact on the Company's operating system. The Company initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues.

     There were no material system failures or disruption to the Company's transaction processing as a result of the Year 2000 conversion. The Company has also experienced no business interruptions as a result of our large suppliers and customers Year 2000 conversions.


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


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     During 1998, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments. As of December 31, 1999, the Company has debt of approximately $60,504,000 of which $58,740,000 has a fixed interest rate. The remaining debt of $1,764,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $18,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market risk is not material. As of December 31, 1999, the Company held for other than trading purposes marketable equity securities of publicly traded companies having a value of approximately $11,521,000 ($6,114,000 related to Waste Management, Inc.). These securities are subject to price risk.

     Beginning in January 1999, the Company began trading covered options on Waste Management, Inc. common stock. As of December 31, 1999, the Company had no funds invested in covered options. These securities are subject to price risk.

Item 8. Financial Statements and Supplementary Data


                                  KIMMINS CORP.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                         Page

Report of Independent Certified Public Accountants.........................21

Consolidated balance sheets at December 31, 1998 and 1999..................23

Consolidated statements of operations for each of the three years in the period ended December 31, 1999...................................25

Consolidated statements of comprehensive income for each
   of the years in the period ended December 31, 1999......................27

Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1999.......................28

Consolidated statements of cash flows for each of the three years in the period ended December 31, 1999...................................29

Notes to consolidated financial statements.................................30


Financial statement schedule:

Schedule II - Valuation and qualifying accounts............................51


     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Kimmins Corp.


     We have audited the accompanying consolidated balance sheet of Kimmins Corp. as of December 31, 1999, and the related consolidated statement of operations, comprehensive income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kimmins Corp. at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                       /s/ GIUNTA, FERLITA & WALSH, P.A.




Tampa, Florida
March 31, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Stockholders
Kimmins Corp.


     We have audited the accompanying consolidated balance sheet of Kimmins Corp. as of December 31, 1998, and the related consolidated statement of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kimmins Corp. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                       /s/ Ernst & Young LLP




Tampa, Florida
April 7, 1999

                                                   KIMMINS CORP.

                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                       December 31,
                                                            ----------------------------------
                                                                   1998              1999
                                                            ----------------  ----------------
Current assets:
   Cash and cash equivalents, including restricted cash of  $     1,859,275   $        194,202
     $1,154,399 in 1999
   Marketable securities                                         22,022,296         11,520,739
   Accounts receivable, net
     Contract and trade                                          17,550,528         12,680,628
     Affiliates                                                     282,903             63,702
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                        1,743,644            148,782
   Deferred income tax, net                                       1,437,707          1,814,725
   Property and equipment held for sale                           2,083,083          1,083,182
   Other current assets                                             225,677            148,906
                                                            ----------------  ----------------

     Total current assets                                   $    47,205,113   $     27,654,866
                                                            ----------------  ----------------

Property and equipment, net                                      45,646,719         37,247,209
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts                    8,804,728          8,088,928
Non-current portion of accounts receivable, net contract
   and trade                                                        874,048            794,495
Deferred income tax, non-current                                        -0-          2,624,170
Accounts receivable - affiliate                                     900,000            900,000
Note receivable - affiliate                                       1,010,764          1,110,764
Investment in the Apartments                                      5,231,080          4,440,840
Investment in Cumberland Technologies, Inc.                       4,628,019          4,881,069
                                                            ----------------  ----------------
Total assets                                                $   114,300,471   $     87,742,341
                                                            ================  ================


     The accompanying notes are an integral part of these consolidated financial statements.

                                                   KIMMINS CORP.

                                            CONSOLIDATED BALANCE SHEETS

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             December 31,
                                                                 -----------------------------------
                                                                       1998              1999
                                                                 ----------------  -----------------
Current liabilities:
Accounts payable - trade                                         $    11,799,293   $      8,338,812
Income tax payable                                                       489,353            247,829
Accrued expenses                                                       6,080,388          5,496,312
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                               4,152,522          2,345,977
Current portion of long-term debt                                     18,270,156         16,799,575
Current portion of Employee Stock Ownership Plan
   Trust debt                                                            360,000                -0-
                                                                 ----------------  -----------------
      Total current liabilities                                       41,151,712         33,228,505
                                                                 ----------------  -----------------

Long term debt                                                        50,768,960         43,767,033
Capital lease obligations                                              1,242,101            413,719
Employee Stock Ownership Plan Trust debt                                 449,498                -0-
Deferred income taxes                                                  1,812,182                -0-
Minority interest in subsidiary                                        4,204,938          1,641,517
Related party debt to be converted to common stock                           -0-          1,000,000

Stockholders' equity:
   Common stock, $.001 par value;  32,500,000 shares
     authorized;  4,447,397 and 5,072,397 shares issued;
     4,288,956 and 4,872,135 shares outstanding as
     of December 31, 1998 and 1999, respectively                           4,447              5,072
   Class B common stock, $.001 par value; 10,000,000
      shares authorized, 2,291,569 shares issued and 2,291,569
      and 1,666,569 outstanding as of December 31, 1998 and
      1999, respectively                                                   2,292              1,667
   Capital in excess of par value                                     19,114,603         20,607,687
   Unrealized gain (loss) on securities (net of tax)                     101,064         (5,825,934)
   Retained earnings (deficit)                                        (2,947,063)        (6,287,140)
   Unearned employee compensation from Employee Stock
      Ownership Plan Trust                                              (840,000)               -0-
                                                                 ----------------  -----------------
                                                                      15,435,343          8,501,352

Less treasury stock, at cost (158,441 shares and 200,262
shares)                                                                (764,263)          (809,785)
                                                                 ----------------  -----------------
Total stockholders' equity                                            14,671,080          7,691,567
                                                                 ----------------  -----------------
Total liabilities and stockholders' equity                       $   114,300,471   $     87,742,341
                                                                 ================  =================

     The accompanying notes are an integral part of these consolidated financial statements.

                                                   KIMMINS CORP.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years ended December 31,
                                                                  ------------------------
                                                           1997             1998               1999
                                                    ----------------  ----------------  ----------------

Revenue:
   Gross revenue                                    $   102,717,119   $    74,051,465   $    63,450,166
   Outside services, at cost                            (21,785,161)      (14,749,222)       (7,209,407)
                                                    ----------------  ----------------  ----------------
   Net revenue                                           80,931,958        59,302,243        56,240,759

Costs and expenses:
   Cost of revenue earned                                75,864,915        67,079,477        51,131,206
                                                    ----------------  ----------------  ----------------
Gross profit (loss)                                       5,067,043        (7,777,234)        5,109,553

   Selling, general and administrative expenses           7,591,346         7,072,487         7,221,221
                                                    ----------------  ----------------  ----------------

Operating loss                                           (2,524,303)      (14,849,721)       (2,111,668)

Minority interest in net operations of subsidiary           541,904        (3,615,248)         (131,369)

Income from marketable securities, including
$51,279 of dividends                                            -0-               -0-         2,495,029

Interest expense (net of interest income of
   approximately $169,000, $427,000, and $182,000
   for the years ended December 31, 1997, 1998,
   and 1999)                                              3,027,090         6,489,329         5,000,457
                                                    ----------------  ----------------  ----------------

Loss before provision for income taxes (benefit)         (5,009,489)      (24,954,298)       (4,748,465)

Provision for income taxes (benefit)
   Current                                                  601,517       (11,232,732)              -0-
   Deferred                                                     -0-         1,366,733        (1,408,389)
                                                    ----------------  ----------------  ----------------
                                                            601,517        (9,865,999)       (1,408,389)
                                                    ----------------  ----------------  ----------------

Loss from continuing operations                          (5,611,006)      (15,088,299)       (3,340,076)

Discontinued operations:
   Loss from discontinued solid waste division
       operations- net of tax benefits of
       $1,770,226 in 1997, and $81,593 in 1998           (2,907,234)         (180,043)              -0-
Gain on sale of discontinued solid waste division
   net of tax of $11,860,848                                    -0-        19,611,352               -0-
                                                    ----------------  ----------------  ----------------
Income (loss) from discontinued operations               (2,907,234)       19,431,309               -0-
                                                    ----------------  ----------------  ----------------
Net income (loss)                                   $    (8,518,240)  $     4,343,010   $    (3,340,076)
                                                    ================  ================  ================

     The accompanying notes are an integral part of these consolidated financial statements.


                                                                  Year Ended December 31,
                                                                  -----------------------
                                                           1997             1998            1999
                                                    ----------------  ----------------  ----------------
Share data:
   Basic and diluted income (loss) per              $         (1.30)  $         (3.51)  $         (0.73)
   share from  continuing operations                ================  ================  ================

   Basic and diluted income (loss) per              $          (.67)  $          4.52   $          0.00
   share from discontinued operations               ================  ================  ================

   Total basic and diluted income (loss)            $         (1.97)  $          1.01   $         (0.73)
   per share                                        ================  ================  ================
Weighted average number of shares outstanding
   used in computations:
   Basic and diluted                                      4,318,481         4,296,969         4,575,545
                                                    ================  ================  ================

The accompanying notes are an integral part of these consolidated financial statements.

                                                   KIMMINS CORP.

                                  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


                                                                  Years ended December 31,
                                                                  ------------------------
                                                           1997             1998               1999
                                                    ----------------  ----------------  ----------------

Net income (loss)                                   $    (8,518,240)  $     4,343,010   $    (3,340,076)

Unrealized net gains (losses) on
 investments in marketable securities, net of
 tax (benefit)of $126,975 and ($3,479,430) for
 1998 and 1999, respectively                                    -0-           198,603        (5,997,654)

Less minority interest                                          -0-           (28,639)          403,614

Allocable share of unrealized loss on
   investments in marketable securities
   held by Cumberland                                        10,909           (97,539)           70,656
                                                    ----------------  ----------------  ----------------

Comprehensive income (loss)                         $    (8,507,331)  $     4,415,435   $    (8,863,460)
                                                    ================  ================  ================

     The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                   Unearned
                                                                                   Employee
                                                                                   Compensation
                                                                                   from
                      Common Stock     Class B Common                              Employee     Unrealized
                                       Stock              Capital     Retained     Stock        Gain/(Loss)             Total
                      ---------------- ------------------ in Excess   (Deficit)    Ownership    on           Treasury   Stockholders
                                                          of                                    Marketable
                      Shares    Amount Shares     Amount  Par Value   Earnings     Plan Trust   Securities   Stock      Equity
                      --------- ------ ---------- ------- ----------- ------------ ------------ ------------ ---------- ------------

Balance at December
 31, 1996             4,447,397 $4,447 2,291,569  $2,292  $18,730,173 $ 1,228,167  $(1,800,000) $       -0-  $(311,783) $17,853,296
Employee compensation
 from Employee Stock
 Ownership Trust                                                                       480,000
Purchase of treasury
 stock, at cost                                                                                               (421,680)    (421,680)
Net loss                                                              $(8,518,240)                                       (8,518,240)
                      --------- ------ ---------- ------- ----------- ------------ ------------ ------------ ---------- ------------
Balance at December
 31, 1997             4,447,397  4,447 2,291,569   2,292   18,730,173  (7,290,073)  (1,320,000)         -0-   (733,463)   9,393,376

Net income                                                              4,343,010                                         4,343,010
Employee compensation
 from Employee Stock
 Ownership Trust                                                                       480,000                              480,000
Unrealized gain on
 marketable
 securities, net of
 tax                                                                                                101,064                 101,064
Changes in ownership
 percentage of
 subsidiary due to
 treasury stock
 purchased by
 subsidiary                                                   384,430                                                       384,430
Purchase of Treasury
 Stock, at cost                                                                                                (30,800)     (30,800)
                      --------- ------ ---------- ------- ----------- ------------ ------------ ------------ ---------- ------------
Balance at December
 31, 1998             4,447,397 $4,447 2,291,569  $2,292  $19,114,603 $(2,947,063) $  (840,000) $   101,064  $(764,263) $14,671,080

Net loss                                                               (3,340,077)                                       (3,340,077)
Conversion of Class B
 Common Stock to
 Common Stock           625,000    625  (625,000)   (625)                                                                       -0-
Employee compensation
 from Employee Stock
 Ownership Trust                                                                       840,000                              840,000
Unrealized loss on
 marketable
 securities, net of
 tax                                                                                             (5,926,998)             (5,926,998)
Change in ownership
 percentage of
 subsidiary due to
 treasury stock
 purchased by
 subsidiary                                                 1,493,084                                                     1,493,084
Purchase of Treasury
 Stock, at cost                                                                                                (45,522)     (45,522)

                      ========= ====== ========== ======= =========== ============ ============ ============ ========== ============
Balance at December
 31, 1999             5,072,397 $5,072  1,666,569 $1,667  $20,607,687 $(6,287,140) $       -0-  $(5,825,934) $(809,785) $ 7,691,567
                      ========= ====== ========== ======= =========== ============ ============ ============ ========== ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Twelve months ended December 31,
                                                    ----------------------------------------------------
                                                           1997             1998               1999
                                                    ----------------  ----------------  ----------------

Cash flows from operating activities:
   Net loss from continuing operations              $    (5,611,006)  $   (15,088,299)  $    (3,340,076)
   Adjustments  to  reconcile  net income from
    continuing operations to net cash provided
    (used) by operating activities:
        Depreciation and amortization                     4,721,987         9,871,206         9,197,194
        Provision for  uncollectible  accounts
         receivable                                         772,522            87,275            40,000
        Deferred income taxes                            (1,112,944)        1,366,733        (1,408,389)
        Minority  interest  in  operations  of
         subsidiary                                        (541,904)        1,306,161           131,369
        Gain on sale of investments                             -0-               -0-          (513,404)
        Gain on sale of options                                 -0-               -0-        (1,996,445)
        (Gain)/loss  on  disposal  of property
         and equipment                                      350,112          (596,465)          (90,431)
        Equity in losses of equity investees                 29,556           330,361            24,693
        Unearned employee compensation from
         Employee Stock Ownership Plan Trust                480,000           480,000           840,000
   Changes in operating assets and liabilities:
        Accounts receivable                              (4,013,391)        1,264,554         5,028,654
        Costs and estimated earnings in
          excess of billings on uncompleted
          contracts                                       1,403,660         4,015,841         2,310,662
        Income tax refund receivable and
          payable                                           952,214           736,914           (23,973)
        Other                                               (29,957)         (438,065)           76,771
        Accounts payable                                    245,866        (3,784,313)       (3,460,481)
        Accrued expenses                                  2,012,955           496,179           415,924
        Billings in excess of costs and
          estimated earnings on uncompleted
          contracts                                       3,831,246          (431,011)       (1,806,545)
                                                    ----------------  ----------------  ----------------
   Total adjustments                                      9,101,922        14,705,370         8,765,599
                                                    ----------------  ----------------  ----------------
   Net cash  provided by (used in)  continuing
    operations                                            3,490,916          (382,929)        5,425,523

   Net loss from discontinued operations                 (2,907,234)         (180,043)              -0-
   Net book  value of assets  of  discontinued
    operations                                           (3,035,821)       (7,909,434)              -0-
   Taxes on gain of sale of assets of
    discontinued operations                                     -0-       (11,860,848)              -0-
                                                    ----------------  ----------------  ----------------
   Net cash provided by (used in) operating
    activities                                           (2,452,139)      (20,333,254)        5,425,523
                                                    ----------------  ----------------  ----------------

Cash flows from investing activities:
   Purchase of TransCor stock                                   -0-                -0-        (1,201,706)
   Purchase of options                                          -0-                -0-        (7,609,897)
   Sale of options                                              -0-                -0-         9,606,343
   Purchase of marketable securities                            -0-                -0-        (1,641,289)
   Proceeds from the sale of marketable securities              -0-                -0-         3,052,191
   Capital expenditures                                  (2,169,546)       (6,459,245)        (5,028,601)
   Proceeds from sale of property and equipment              99,589         3,224,897          5,888,273
   Cash proceeds on sale of assets of
    discontinued operations                                     -0-        26,868,891                -0-
   Purchase of marketable securities                            -0-        (4,696,719)               -0-
                                                    ----------------  ----------------  ----------------
Net cash provided by (used in) investing
 activities                                              (2,069,957)       18,937,824         3,065,314
                                                    ----------------  ----------------  ----------------

Cash flows from financing activities:
     Proceeds from long-term debt                        19,320,110        12,573,508         8,223,772
     Repayments of long-term  debt and capital
      leases                                            (11,190,945)      (11,331,528)      (17,524,662)
     Repayments of Employee Stock Ownership Plan           (480,000)         (630,502)         (809,498)
     Cash  loan  to  Cumberland  Technologies, Inc.             -0-        (1,000,000)              -0-
     Purchase of treasury stock                            (421,680)          (30,800)          (45,522)
                                                    ----------------  ----------------  ----------------
Net cash provided by (used in) financing
 activities                                               7,227,485          (419,322)      (10,155,910)
                                                    ----------------  ----------------  ----------------

Net increase (decrease) in cash                           2,705,389        (1,814,752)       (1,665,073)
Cash, beginning of period                                   968,638         3,674,027         1,859,275
                                                    ----------------  ----------------  ----------------
Cash, end of period                                 $     3,674,027   $     1,859,275   $       194,202
                                                    ================  ================  ================

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

     Principles of consolidation - The consolidated financial statements include the accounts of Kimmins and its subsidiaries, including TransCor, an 93 percent owned subsidiary. All material intercompany transactions have been eliminated.

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

     Accounts receivable - contract and trade, includes $18,245,000 and $13,475,000 net of allowance for doubtful accounts of approximately $739,000 and $551,000, respectively at December 31, 1998 and 1999. The Company's policy for allowance for doubtful accounts is to provide for specific accounts considered to be uncollectible.

     Marketable  Securities - As a result of the sale of Kimmins Recycling corp.
(KRC) to Eastern Environmental Services, Inc. (EESI), the Company received 555,329 shares of common stock of EESI. Subsequent to the sale of Kimmins Recycling Corp. to EESI, Waste Management, Inc. acquired EESI. Accordingly, the Company now holds 355,742 shares of Waste Management, Inc. common stock. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of approximately $11,521,000 as of December 31, 1999. The Company's cost basis in these investments is approximately $20,813,000 and the unrealized loss of approximately $5,799,000, net of deferred income taxes of approximately $3,479,000 is reported as a separate component of shareholder's equity. Additionally, the Company's allocable share of the unrealized gains and (losses) on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $11,000, ($98,000) and $71,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The balance of unrealized gains and losses net of deferred tax is $5,826,000 at December 31, 1999.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Intangible assets - Intangible assets consisted primarily of the excess of cost over fair market value of the net assets of the acquired businesses, which were being amortized on a straight-line basis over twenty years, and customer contracts, which were being amortized on a straight-line basis over five years. Amortization expense was $109,000 and $37,000, for the years ended December 31, 1997 and 1998, respectively. The intangible assets were all related to the Company's solid waste management services operations which were disposed of in 1998 (See Note 20). Consequently, these assets were included in net assets of discontinued solid waste operations in the balance sheet and were written off in the sale of these operations.

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

     Other assets - Other assets consisted primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1997 and 1998, which were being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which were amortized over the term of the loans. Amortization expense was $236,000 and $365,000 for the years ended December 31, 1997 and 1998. The other assets were all related to the Company's solid waste management services operations which were disposed of in 1998 (See Note 20). Consequently, these assets were included in net assets of discontinued solid waste operations in the balance sheet and were written off in the sale of these operations.

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

     Contracts and revenue recognition - Contracts generally range from 6 to 12 months in duration, and earnings from contracting operations are reported under the percentage-of-completion method for financial statement purposes. The estimated earnings for each contract reflected in the accompanying financial statements represent the percentage of estimated total earnings that costs incurred to date bear to estimated total costs, based on the Company's current estimates. With respect to contracts that extend over one or more accounting periods, revisions in costs and earnings estimates are reflected in the period the revisions become known. When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss in the period indications of a loss become known. The estimates can be affected by uncertainties, such as weather related delays, and it is reasonably possible that a change in estimate could occur in the near term.

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

     Contract claims are amounts incurred by the Company related to contract changes that are unapproved as to both scope and price, or are directly disputed or contested as to either, by the customer. Claims are amounts in excess of the agreed upon contract price (or amounts not included in the original contract price) that are due to customer-caused delays, errors in specification and designs, contract terminations, or other causes of unanticipated additional costs. The Company recognizes contract revenue relating to claims to the extent of its costs incurred only if it is probable that the claim will result in additional contract revenue and if the amount of contract revenue and related costs can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions:

     A. Thecontract or other applicable legal principles provides a legal basis for the claim; or a legal opinion has been obtained, stating that the Company is entitled to recover amounts under the contract or other applicable legal principles.

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

     Except in rare circumstances, claim preparation and legal costs are expensed as incurred. Exceptions include instances in which the contract document provides for their recovery or legal costs are incurred to pursue approved settlements by court ruling, binding arbitration, and otherwise. In all instances where such amounts are recorded, it is probable that the amounts associated with claim preparation and legal costs will be recovered. As of December 31, 1998 and 1999, no claim preparation and legal costs were deferred.

     Fees arising from services other than contracting activities are recognized when the negotiated services are provided.

     Advertising costs - Advertising costs are expensed as incurred. For the years ended December 31, 1997, 1998 and 1999, TransCor expensed approximately $536,000, $40,000, and $-0-, respectively in advertising costs. All of the advertising costs are associated with the discontinued solid waste management operations.

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

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 ("SFAS No. 123"), "Accounting and Disclosure of Stock-Based Compensation," which encourages, but does not require, companies to recognize stock awards based on their fair value at the date of grant. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS No. 123, are disclosed in Note No. 13.

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

     Proposed accounting standards - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Financial Accounting Standards Board has issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities deferral of the effective date of SFAS No. 133, which delays the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the Statement to have a significant affect on earnings or the financial position of the Company.

2.   Supplemental statements of cash flows information


                                                           Years ended December 31,
                                                           ------------------------
                                                     1997              1998        1999
                                                     ----              ----        ----
 Cash paid:
    Interest                                  $  4,543,000      $ 7,013,000   $
    Income taxes                                    30,000         54,815
 Non-cash investing and financing activity:
 Capitalized leases                           $   -0-           $ 2,020,000   $     -0-
 Seller financing of equipment addition       $ 39,408,000      $   -0-             -0-

 Receipt of EESI stock                        $   -0-           $17,000,000   $     -0-
 Unrealized gain/(loss) on marketable
   securities                                 $   -0-           $   325,578   $ (9,278,000)
 Transfer to property held for sale from
   from discontinued operations               $   -0-           $   397,195   $     -0-

 Transfer to discontinued operations          $   -0-           $   267,696   $     -0-
   from property and equipment


                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Related party transactions

     Mr. Francis M. Williams, the Company's President and majority stockholder, also controls Cumberland, a property and casualty insurance company that provides insurance for specialty sureties and performance and payment bonds for contractors. Through Cumberland, the Company has obtained performance and payment bonds in connection with certain of its contracts and projects. The fees that the Company paid for these services for the years ended December 31, 1997 and 1998, were approximately $43,000 and $29,000, respectively. There were no related fees paid to Cumberland for the year ended December 31, 1999.

     The Company recorded bond fees of approximately $82,000 during 1999 although none were paid. The Company also has a 31.6 percent investment in Cumberland (see Note 8 of the Notes to the Consolidated Financial Statements).

     Qualex, which is controlled by Mr. Francis M. Williams, provides some services, including legal counsel to the Company. During 1999, the Company recorded approximately $97,000 for these services.

     Effective July 1, 1997, employees associated with TransCor's demolition contracting services unit were transferred to Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of the Company, for administrative and accounting purposes. As a result, contracting services previously performed by employees of TransCor were subcontracted to KCC. For the year ended December 31, 1998, TransCor paid $2,761,000 to KCC for services rendered by KCC as a subcontractor. In addition, TransCor rented equipment from KCC for use in performing demolition contracts. TransCor incurred approximately $2,573,000 and $1,822,000 in equipment rental charges with KCC for the years ended December 31, 1997 and 1998. All demolition projects which started in 1999 were performed by Kimmins Contracting Corp.

     On August 14, 1998 the Company acquired an additional 297,200 shares of common stock in TransCor for $3,031,000 from Mr. Francis M. Williams, President and Chief Executive Officer of the Company. The acquisition increased the Company's ownership percentage to 81 percent in 1998 from 74 percent and resulted in the ability to consolidate the Company and TransCor for federal income tax purposes on a prospective basis.

     On November 10, 1998, the Company loaned $1,000,000 to Cumberland which is controlled by Mr. Francis M. Williams, Kimmins' President and majority stockholder. Cumberland is a property and casualty insurance company. The $1,000,000 is evidenced by a convertible term note, which is due November 10, 2001. Quarterly interest payments are due beginning January 1, 1999 at a rate of one half of one percent over the prime rate established by NationsBank. The Company has the right, after six months, to convert the principal amount of the note into shares of Common Stock of Cumberland at $3.00 per share. The balance of the convertible term note, including accrued interest of $110,764 at December 31, 1999, is $1,110,764.

     During the year ended December 31, 1998, TransCor contributed $1,000,000 to the Kimmins Terrier Foundation, a private foundation controlled by Mr. Francis
M. Williams.

     Effective with the sale of Kimmins Recycling during 1998, the Company accrued $1,000,000 payable to Mr. Francis M. Williams for a 10-year non-compete agreement. In 1999, the accrual amount remained unchanged. There is an agreement to convert the $1,000,000 payable to common stock during the year 2000. As part of the agreement, the Class B stock owned by Mr. Francis M. Williams will be retired (see footnote 15).

                                 KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Accounts receivable

                                                       December 31,
                                                       ------------
                                                 1998                1999
                                                 ----                ----
Contract and trade:
   Billed contract receivables
     Completed and uncompleted contracts  $    8,561,529      $    8,984,641
     Retainage                                 4,045,971           3,673,932
   Unbilled contract receivables               5,986,709             886,550
   Trade receivables                             569,590             481,355
                                            -------------       -------------
                                              19,163,799          14,026,478
Less allowance for doubtful accounts           (739,223)           (551,355)
                                            -------------       -------------
                                              18,424,576          13,475,123
Less noncurrent portion                          874,048             794,495
                                            -------------       -------------
Net accounts receivable -
   contract and trade                     $   17,550,528      $   12,680,628
                                            =============       =============

     All unbilled receivables relate to work performed or material shipped by the balance sheet date and are billed as soon as administratively feasible. The portion at December 31, 1998 and 1999 that was not expected to be collected within twelve months was classified as a non-current asset.

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

     Most of these receivables were contributed as an investment in the Apartments as described above. At December 31, 1998 and 1999, the balance of accounts receivable - affiliates was $1,182,903 and $963,702, of which $900,000 is classified as a long-term receivable and is guaranteed by Mr. Francis M. Williams.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Costs and estimated earnings in excess of billings on uncompleted contracts

                                                          December 31,
                                                          ------------
                                                    1998                1999
                                                    ----                ----

Expenditures on uncompleted contracts       $   140,139,011     $   148,053,761
Estimated earnings (loss) on uncompleted        (1,242,975)           1,417,689
contracts                                    --------------      --------------
                                                138,896,036         149,471,450
Less actual and allowable billings on
uncompleted contracts                           132,500,186         143,579,717
                                            --------------      ---------------
                                            $     6,395,850     $     5,891,733
                                            ===============     ===============
Costs and estimated earnings in excess of
billings on                                 $    10,548,372     $     8,237,710
   uncompleted contracts
Billings in excess of costs and estimated
earnings on uncompleted contracts                (4,152,522)         (2,345,977)
                                            ---------------      ---------------
                                            $     6,395,850     $     5,891,733
                                            ===============      ===============

     During the year ended December 31, 1997, the Company recognized revenue from contract claims of approximately $56,000. The Company recognized no revenue from contract claims during the years ended December 31, 1998 and 1999. During 1997 and 1998, the Company settled contract claims that resulted in net losses of approximately ($847,000) and ($1,253,000), respectively. During 1999, the Company settled claims that resulted in approximately $386,000 in excess of the recorded amount. The $386,000 is being held in reserve for other claims.

     As of  December  31,  1998 and 1999,  the costs and  estimated  earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $10,000,000 and $8,000,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 1998 and 1999, that were not expected to be collected within twelve months are classified as a non-current asset.


6.   Property and equipment held for sale

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty-contracting segment, the Company decided to sell its transportable incineration system. This asset has a carrying value of approximately $1,800,000 as of December 31, 1999 and 1998. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The Company wrote down the carrying value of the asset by $40,000 in 1997 to reflect the fair market value based on the purchase agreement. During the years ended December 31, 1997 and 1998, the Company received approximately $566,000 from the buyer towards the purchase. The Company received approximately $561,500 during 1999. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company, which is expected during 2000. The deposits of $1,127,500 have been netted against the carrying value of the asset resulting in $672,500 being included in "property held for sale" at December 31, 1999.

     The Company also has real estate for sale in Nashville, Tennessee, which has a net book value of approximately $411,000. This amount is also included in "property held for sale".

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Property and equipment

                                                          December 31,
                                                          ------------
                                                    1998               1999
                                                    ----               ----

       Land                                    $    1,058,234   $     1,058,234
       Buildings and improvements                   2,166,984         2,166,984
       Construction and recycling equipment        60,752,336        58,455,431
       Furniture and fixtures                         698,628           680,485
       Construction in progress - Building            548,816           616,742
                                                --------------    --------------
                                                   65,224,998        62,977,876
       Less accumulated depreciation              (19,578,279)      (25,730,667)
                                                --------------    --------------
       Net P&E                                  $  45,646,719   $    37,247,209
                                                ==============    ==============

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $8,000,000, $11,202,000 and $8,630,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Approximately $3,625,000 and $2,248,000 for the years ended December 31, 1997 and 1998 respectively, of depreciation expense was attributable to discontinued operations, with the remaining depreciation attributable to continuing operations. Construction in progress - Building will be depreciated over the estimated useful lives of respective assets when placed into service during the first quarter, 2000.


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

     On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock, of Cumberland common stock in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. The amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and is being amortized over twenty years. At December 31, 1999, the market value of the Cumberland common stock held by the Company was approximately $2,585,000 based on a stock price of $1.50.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of the financial position of Cumberland at December 31, 1998 and 1999:

                                        December 31, 1998      December 31, 1999
                                        -----------------      -----------------

Cash and cash equivalents               $    4,202,000        $    2,000,000
Investments in various marketable            3,987,000             8,394,000
securities
Accounts receivable - trade, net             1,810,000             1,907,000
Reinsurance recoverable                      2,306,000             2,899,000
Intangibles                                  1,456,000             1,267,000
Other                                        2,584,000             2,946,000
                                        --------------        --------------
   Total assets                         $   16,345,000        $   19,413,000
                                        ==============        ==============

Policy liabilities and accruals         $    8,085,000        $    9,788,000
Long-term debt                               2,331,000             2,282,000
Other                                          580,000             1,117,000
                                        --------------        --------------
   Total liabilities                        10,996,000            13,187,000

Stockholders' equity                         5,349,000             6,226,000
                                        --------------        --------------

   Total liabilities and                $   16,345,000        $   19,413,000
      stockholders' equity
                                        ===============       ==============

     Cumberland's operating results included revenue of approximately $11,455,000 and net income of approximately $727,000 during the year ended December 31, 1999. The Company's equity in this net income amounted to approximately $230,000. In addition, approximately $165,000 of amortization expense was recorded by the Company related to the investment.

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

     During the years ended December 31, 1998 and December 31, 1999, the Apartments recognized revenue of approximately $4,495,000 and $4,402,000. During the same periods, the Apartments recognized net losses of approximately $467,000 and $402,000, respectively. The Company has recorded its 49 percent share of the net results of operations. In addition, approximately $402,000 and $402,000 of amortization expense was recorded by the Company related to the investments in the Apartments. At December 31, 1998 and 1999, the Company's balance in its total investment in the Apartments was approximately $6,131,000 and $5,398,000, respectively.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of the financial position (unaudited) of the Apartments at December 31, 1998 and 1999:

                                                          Total Investment
                                                          ----------------
                                                       1998             1999
                                                    (unaudited)      (unaudited)
                                                    -----------      -----------

Cash and cash equivalents                          $     66,000     $    30,000
Accounts receivable - affiliate                             -0-         946,000
Land                                                  3,800,000       3,800,000
Buildings, capitalized construction interest,
furniture and equipment, net                         16,420,000      15,555,000
Other                                                   638,000         602,000
                                                   ------------    ------------
Total assets                                       $ 20,924,000    $ 20,933,000
                                                   ============    ============

Accounts payable and accrued expenses              $    846,000    $    743,000
Accounts payable to affiliates                        1,489,000       1,702,000
Mortgage loan payable                                20,993,000      20,833,000
Note payable to partner - Francis M. Williams ..      2,860,000       2,860,000
                                                   ------------    ------------
Total liabilities                                    26,188,000      26,138,000
Partners' deficit                                    (5,264,000)     (5,205,000)
                                                   ------------    ------------
Total liabilities and partners' deficit            $ 20,924,000    $ 20,933,000
                                                   ============    ============


9.   Accrued expenses


                                            December 31,
                                            ------------
                                       1998             1999
                                       ----             ----
Accrued insurance               $     2,435,280   $    3,137,675
Accrued interest                        285,780          417,067
Accrued property taxes                1,210,800        1,222,215
Accrued salaries, wages and             729,786          660,163
   payroll taxes
Other                                 1,418,742           59,192
                                  --------------    -------------
Total accrued expenses          $     6,080,388   $    5,496,312
                                  ==============    =============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Long-term debt

                                                                              December 31,
                                                                              ------------
                                                                         1998              1999
                                                                         ----              ----

Notes payable,  principal and interest payable in monthly
  installments  through December 1, 2004, interest at
  varying rates   up to 13 percent, collateralized by equipment        $ 51,712,212    $ 52,859,02

Revolving term bank line of credit, including letters of credit,
  $4,424,000 in 1998 (see below), due March 31, 2001 interest payable
  monthly at lender's base rate plus .5 percent                           1,764,003            -0-

Term Bank line of credit, due March 31, 2000 interest payable monthly at lender's base rate plus .5%.  At December 31, 1999,
  the rate is 8.25%                                                             -0-      2,451,885

Revolving term line of credit, $16,000,000 maximum, due
  March 31, 2000, interest payable monthly at lender's base rate of LIBOR plus 2.5 percent, collateralized by equipment.
  At December 31, 1998 the rate is 8.2656 percent                        13,700,000            -0-

Line of credit secured by Waste  Management  Shares due and
  Payable upon demand, interest payable at lender's base
  rate of LIBOR plus 0.75%                                                      -0-     3,491,153

Mortgage notes,  principal and interest payable in monthly
  installments through  December 1, 2004, interest at
  varying rates up to prime plus 1.25 percent, collateralized by land and buildings. At December 31, 1999 the average rate is
  9.75 percent                                                            1,862,901      1,764,547
                                                                       ------------    -----------

Total debt                                                               69,039,116     60,566,608
Less current portion                                                    (18,270,156)   (16,799,575)
                                                                      -------------   ------------
Net long term debt                                                     $ 50,768,960   $ 43,767,033
                                                                      =============   ============

     Annual principal maturities subsequent to December 31, 1999, are as follows:

                           2000               $      16,799,575
                           2001                      11,284,138
                           2002                      31,312,685
                           2003                         610,924
                           2004                         559,286
                                                 ---------------
                                              $      60,566,608
                                                 ===============

     At December 31, 1999, there were no borrowings available under the revolving term bank line of credit. During the year, the Company restructured its loan arrangements with one of its financial institutions, which is secured by a pledge of all of the stock of the Company's subsidiaries and substantially all of the unsecured assets of the Company. The use of funds under these lines is limited among certain subsidiaries, and repayment is guaranteed by Cumberland. The Company's outstanding letter of credit facility of approximately $1,100,000 is secured by a restricted cash account at a local financial institution.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     There is an outstanding balance of approximately $2,452,000 on the Company's bank line of credit scheduled to be paid off during the first quarter of 2000. The Company is currently in default since the Company did not have sufficient excess cash to make the payments required December 31, 1999, February 15, 2000 and March 31, 2000. The Company is currently in negotiation with the financial institution to restructure these debt payments.

     During 1998 and 1999, the revolving term bank line of credit agreement contained certain covenants, the most restrictive of which require maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000 and net income of not less than $1,500,000. In addition, the covenants prohibit the Company from paying dividends without lender approval. Specifically regarding the revolving term bank line of credit of approximately $1,764,000, the Company met the tangible net worth and net income requirements under the credit agreement with the bank. However, as of October 31, 1999, the Company no longer had the revolving term bank line of credit available and is therefore, no longer required to meet debt covenants.

     Certain equipment notes and the working capital loan agreements contained certain covenants, the most restrictive of which required maintenance of a total liabilities to adjusted tangible net worth ratio of 7.5 to 1.0 and a current ratio of 1.5 to 1.0. Regarding the revolving term line of credit for $13,700,000 and outstanding equipment notes of approximately $38,386,000, KCC and the Company, as guarantor, did not meet the total liability to net worth ratio, current ratio or net income requirements under the credit and note agreements as of December 31, 1998. The equipment notes and working capital loan are guaranteed by the Company and previously required the Company to maintain a liability to adjusted tangible net worth ratio not exceeding 6.0 to 1 and a current ratio of not less than 1.2 to 1. The Company and KCC obtained waivers of these financial covenants for the year ended December 31, 1998. These current debt agreements no longer include debt covenant requirements.

     The Company's revolving term line of credit with a vendor supplying financing for heavy construction equipment purchases was discontinued during 1999. The outstanding balance on the revolving term line of credit is now classified as notes payable.

     The Company established a loan and collateral account agreement with the firm holding the majority of the Company's marketable securities during the first quarter of 1999. The margin line of credit provides cash advances to the Company and is based on the current value of the Waste Management shares held by the Company.


11.  Employee Stock Ownership Plan Trust Debt

     In March 1990, the Company's Employee Stock Ownership Plan Trust ("ESOP") (Note 13) originally was funded from a $5,100,000 loan. This loan was refinanced during December 1995 and bears interest at prime plus 0.5 percent, with quarterly principal and monthly interest payments were originally scheduled through October 2000. The loan was guaranteed by the Company as to payment of principal and interest and, therefore, the unpaid balance of the borrowing was reflected as debt of the Company at December 31, 1998. An equivalent amount representing unearned employee compensation, less the Company's accrued contribution (Note 13), was recorded as a deduction from stockholders' equity at December 31, 1998. This loan was repaid in full during the fourth quarter of 1999. The ESOP plan was terminated December 31, 1999.


12.  Leasing arrangements

     The Company rents equipment and machinery as needed, as well as office space, under operating leases for varying periods not to exceed one year. Rental expense for the years ended December 31, 1997, 1998, and 1999, was approximately $11,853,000, $11,858,000 and $7,741,000, respectively. During 1999, some of the heavy construction equipment previously leased was purchased by the Company which was the primary reason for the significant decrease in 1999 rental expense.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company leases some of its heavy construction equipment under capital leases. The economic substance of each lease is that the Company is financing the acquisition of the assets through the lease, and accordingly, it is recorded in the Company's assets and liabilities.

     The following is an analysis of the leased assets included in property and equipment:

                                                    12/31/98          12/31/99
                                                    --------          --------
      Machinery and equipment                      2,020,042          1,234,500
      Less:  accumulated depreciation               (349,312)          (411,501)
                                                -------------     --------------
      Net book value of leased equipment        $  1,670,730      $     822,999
                                                ============      ==============

     The following is a schedule by year of future minimum payments required under the lease together with their present value as of December 31, 1999.


     Year ending December 31, 2000              $         432,000

     Total minimum lease payments               $         432,000
     Less:  Amount representing interest                  (95,057)
                                                ------------------
     Present value of minimum lease payments    $         336,943
                                                ==================


13.  Pension and other benefit plans

     Employee Stock Ownership Plan. On January 1, 1989, the Company, for the benefit of its employees, formed the ESOP to purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive. Contributions to the ESOP are made at the discretion of the Board of Directors. During 1989, the ESOP acquired from the Company's President 257,371 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the Company's President. Simultaneous with this purchase, the Company's President purchased certain receivables and interests in certain investments from the Company for a purchase price of approximately $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note originally was funded during March 1990, through a long-term bank financing agreement guaranteed by the Company (Note 11). As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the current year. Debt of the ESOP is recorded as debt, and the shares pledged as collateral are reported as unearned employee compensation in the balance sheet. For financial statement purposes, as of December 31, 1998 and 1999, the unearned employee compensation is reflected as a reduction in stockholders' equity. The Company's accounting treatment for the ESOP as described above is in accordance with SOP 76-3 for grandfathered plans established prior to 1993. The ESOP Plan was terminated effective December 31, 1999.

     Interest and compensation expenses relating to the ESOP are as follows:

                               Years ended December 31,
                              ------------------------
                            1997         1998          1999
                            ----         ----          ----

     Interest          $  133,023     $  102,852    $  59,335
     Compensation      $  480,000     $  480,000    $ 840,000

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The ESOP shares were as follows:

                                                            December 31,
                                                            ------------
                                                        1998            1999
                                                        ----            ----

            Allocated shares                          214,525         255,000
            Shares released for allocation                -0-
            Unreleased shares                          40,475             -0-
                                                    ----------      ----------
            Total ESOP shares                         255,000         255,000
                                                    ==========      ==========

            Market value of unreleased shares     $    83,000     $       -0-
                                                    ==========      ==========

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

     The following table summarizes the transactions for the three years ended December 31, 1999, relating to the Plan:

                                             Number of         Exercise
                                               Shares            Price
                                               ------            -----

          Outstanding January 1, 1997:       157,076        $3.33 - $4.50
            Granted                          270,742        $2.62 - $3.94
            Exercised                            -0-                 $-0-
            Canceled                        (153,743)       $3.33 - $4.50
                                            --------        -------------
          Outstanding December 31, 1997:     274,075        $2.62 - $4.50
            Granted                              -0-                 $-0-
            Exercised                            -0-                 $-0-
            Canceled                         (16,476)       $2.62 - $4.50
                                             -------        -------------
          Outstanding December 31, 1998      257,599        $2.62 - $4.50
            Granted                          699,099        $0.25 -$0.275
            Exercised                            -0-                 $-0-
            Canceled                        (236,266)       $2.62 - $4.50
                                            --------        -------------
          Outstanding December 31, 1999      720,432        $0.25 - $4.50
                                            --------        -------------
          Exercisable December 31, 1999      153,953        $0.25 - $4.50
                                             =======        =============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1993, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999; risk-free interest rates of 5.5 percent; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on historical trends; and a weighted-average expected life of the options of seven years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                                1997          1998            1999
                                                                ----          ----            ----

Proforma net income (loss) attributable to stockholders   $  (8,549,501)  $   4,271,103  $  (3,371,264)
Proforma income (loss) per common share:
      Basic and diluted                                           (1.98)            .99          (0.74)

     Multi-Employer Defined Contribution Plan. The Company made payments to collectively bargained, multi-employer defined contribution plans covering Company union employees. Under the Multi-Employer Pension Plan Amendment Act, a withdrawing employer is required to continue funding its share of the plan's unfunded vested benefits. The Company does not possess sufficient information to determine its portion of the unfunded vested benefits, if any. Contributions to such plans for the years ended December 31, 1997 and 1998, were not significant. As of August 31, 1998, there were no longer any union employees.

14.  Income taxes

     As of December 31, 1998 and 1999, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal tax purposes of approximately $7,076,000 and $4,677,000 respectively. The remaining consolidated federal tax NOL carryforward of $4,677,000 will expire through the year 2019 if not used. For alternative minimum tax ("AMT") purposes, the NOL carryforward is approximately $343,000. The Company also has alternative minimum tax credit carryforwards of approximately $376,000 available to reduce future federal regular income taxes. The AMT credit carryforwards do not expire.

     Prior to August 15, 1998, TransCor and the Company were not permitted to file consolidated income tax returns because the Company owned less than 80% of TransCor. On August 15, 1998, the Company acquired an additional 6% of the stock of TransCor, raising its ownership above 80% thereby permitting the filing of consolidated tax returns prospectively.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 1997, the Company had net deferred tax assets of approximately $4,500,000. Because of the Company's net cumulative losses and the uncertainty of being able to utilize those net deferred tax assets, the Company recorded a valuation allowance of approximately $4.5 million. Because the Company and TransCor can now file consolidated tax returns, the Company may utilize the net deferred tax credits of approximately $1.8 million of TransCor to offset the deferred tax assets by that amount. Consequently, the Company reduced the valuation allowance by $1.8 million with a corresponding reduction in the recorded amount paid for the additional 6% interest in TransCor. Additionally, the Company had previously recorded deferred income tax credits of approximately $600,000 for the additional taxes on its share of TransCor's earnings. Because the Company and TransCor can now file consolidated income tax returns, this deferred income tax credit is no longer required. Accordingly, the Company reduced the deferred income tax credits by $600,000 with a corresponding reduction in the recorded amount paid for the additional 6% interest in TransCor.

     As of December 31, 1998, management has determined that a valuation allowance is not necessary because the Company had net deferred tax credits. As of December 31, 1999, management has determined that a valuation allowance is not necessary because it is expected that the net deferred tax asset of approximately $4,439,000 will be realized through future profits in operations and settlement of pending claims.

     The components of the provision for income taxes are attributable to continuing operations as follows:

                       1997               1998            1999
                       ----               ----            ----
Current         $      601,517    $  (11,232,732)  $           -0-
Deferred                    -0-        1,366,733        (1,408,389)
                 --------------    --------------   --------------
                $       601,517   $   (9,865,999)  $    (1,408,389)
                 ==============    ==============   ==============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                                ------------
                                                          1998                1999
                                                          ----                ----
Deferred tax assets
   Net Operating loss carryforward                 $     2,389,217     $     4,449,317
   Unrealized losses on marketable securities                  -0-           3,479,430
   Share of Cumberland's unrealized loss                       -0-              16,130
   Allowance for doubtful accounts                          11,250              26,250
   Costs deferred for tax expensed for books               509,549             611,847
   Alternate minimum tax credit carryforwards              886,682             376,442
   Accrued worker's compensation                           942,772           1,176,628
   Uncompleted long-term contracts                         110,126             502,234
   Tax revenue deferred for books                          790,722             747,436
                                                      -------------       -------------
                                                         5,640,318          11,385,714
                                                      -------------       -------------
Deferred tax liabilities:
   Excess of tax over book depreciation                (5,878,803)         (6,843,230)
   Undistributed earnings in Cumberland                        -0-           (103,589)
   Unrealized gain on marketable securities              (126,977)                 -0-
   Costs deferred for book expensed for tax                (9,014)                 -0-
                                                      -------------       -------------
                                                       (6,014,792)         (6,946,819)
                                                      -------------       -------------
Net deferred tax asset (liability)                       (374,476)           4,438,895
Less current net deferred asset                          1,437,707           1,814,725
                                                      -------------       -------------
   Net non-current deferred asset (liability)      $   (1,812,183)     $     2,624,170
                                                      =============       =============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Factors causing the effective tax rate to differ from the statutory rate are as follows:

                                             Years ended December 31,
                                             ------------------------
                                          1997        1998        1999
                                          ----        ----        ----
Federal statutory rate                    (34.0%)     (34.0%)     (34.0%)
Valuation allowance                         59.5%     (10.0%)         -0-
State income taxes, net of
   federal benefit                         (3.1%)      (2.7%)      (3.5%)
Additional tax (benefit) on the
   Company's shares of
   TransCor's earnings                    (11.4%)        5.4%         -0-
Other                                        1.0%        1.8%        7.8%
                                        ----------  ----------  ----------
Effective tax rate                          12.0%     (39.5%)     (29.7%)
                                        ==========  ==========  ==========

15.  Debt to be converted to common stock

     The Company has a $1,000,000 payable to Mr. Francis M. Williams for a 10-year non-compete agreement associated with the sale of Kimmins Recycling. There is an agreement to convert the $1,000,000 payable to common stock during the year 2000. As part of the agreement, all of the Class B common stock which is owned by Mr. Francis M. Williams will be retired.

16.  Stockholders' equity

     The Company's Class B common stock has the same voting rights as common stock and is not entitled to participate in cash dividends. Upon liquidation or dissolution of the Company, the holders of common stock are entitled to receive up to $9.00 per share, after which the holders of Class B common stock are entitled to receive up to $9.00 per share. Thereafter, all assets remaining for distribution will be distributed pro rata to the holders of common stock and Class B common stock. The right to convert Class B common stock to common stock occurs in any fiscal year in which the Company achieves net earnings equal to a specified amount per the Class B common stock conversion agreement (currently $.84 per share), which is calculated by adding the total shares outstanding at fiscal year end to the number of shares that could be converted during the fiscal year.

     The holders of the Class B common stock will thereafter have the right to convert up to 625,000 shares of Class B common stock into common stock on a share for share basis as follows. Each cumulative incremental increase in net earnings in any subsequent year of $.21 per share above the specified level of earnings previously obtained will afford holders the right to convert up to an additional 625,000 shares of Class B common stock into common stock on a share for share basis. Holders of Class B common stock will not be entitled to convert more than 625,000 of such shares in any fiscal year unless the Company achieves earnings of $1.44 per share of common stock in any fiscal year, which will entitle holders to convert all shares of Class B common stock into common stock. In addition, conversion occurs if a sale of part of the Company's business as to which there is a bona fide offer to purchase would have resulted in convertibility of any of the outstanding Class B common stock and it is determined by the Board of Directors of the Company not to approve such a transaction, then, upon request of the holder or holders of a majority of the outstanding Class B common stock, the number of shares thereof which would have become convertible had the transaction occurred would become convertible. A similar provision provides that if there is an independent valuation of a part of the business of the Company such that if such part of the business were sold, the result would allow conversion of all outstanding Class B common stock and if the Board of Directors of the Company does not authorize such sale, then, upon request of the holder or holders of a majority of the outstanding Class B common stock, the outstanding Class B common stock would become convertible. No shares of Class B common stock became eligible for conversion into common stock during the years ended December 31, 1997 or 1998.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Based on 1998 earnings, 625,000 shares of Class B Common Stock became eligible for conversion into common stock. The 625,000 Class B shares were converted to common stock in 1999.

     As a result of TransCor's sale of KRC to EESI in August 1998, the Company's net income for the year ended December 31, 1998 exceeded the threshold amount of $.84 per share. Thus, during 1999 the holder of the Class B Common Stock, Mr. Francis M. Williams, converted 625,000 Class B shares into common stock.

     The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001, none of which is presently outstanding. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

     Net unrealized losses on marketable securities of approximately $5,826,000 net of taxes of approximately $3,496,000 are recorded as a reduction to stockholders' equity as of December 31, 1999.

     During the year ended December 31, 1998 and 1999, the Company acquired 8,013 and 41,821 shares of treasury stock at a cost of $30,800 and $45,522, respectively. At December 31, 1999, the balance of the Company's treasury stock was $809,785.

17.  Commitments and Contingencies

     The Company is involved in various legal actions and claims arising in the ordinary course of its business. After taking into consideration legal counsel's evaluation of such actions and claims, management is of the opinion that their outcome will not have a material adverse effect on the consolidated financial position of the Company.

18.  Fourth quarter adjustments

     During the fourth quarter of 1998, the Company revised its estimates of costs to complete certain contracts primarily as a result of work slowdowns caused by excessive rainfall and recorded certain charges related to contract claim and change order settlements. The aggregate effect of these revised estimates on the Company's pretax income for 1998 was a reduction of approximately $5,000,000.

     During the fourth quarter of 1999, the Company evaluated its self insurance accounts and determined that they were over reserved by approximately $867,000. The reserve for insurance claims was accordingly reduced by $867,000.

     The Company had a balance sheet amount at September 30, 1999 of $536,000 for equipment burden. This equipment burden amount represented the difference between the actual equipment expense and amounts charged to specific job costs, based on actual usage as of September 30, 1999. During the fourth quarter of 1999, this amount was expensed.

19.  Fair value of financial instruments

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

20.  Earnings (loss) per share

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                   Years ended December 31,
                                                   ------------------------
                                             1997             1998               1999
                                             ----             ----               ----
Numerator:

Income (loss) from continuing          $  (5,611,006)   $  (15,088,299)     $  (3,340,076)
  operations
Adjustment for basic earnings per                 -0-               -0-                -0-
  share
                                         -------------    --------------     --------------
Numerator for basic earnings per       $  (5,611,006)   $  (15,088,299)     $  (3,340,076)
  share - income (loss) available to
  common stockholders from continuing
  operations

Effect of dilutive securities                     -0-              -0-                -0-
Numerator for diluted earnings per
  share:
Income (loss) from continuing             (5,611,006)      (15,008,299)               -0-
  operations
Income (loss) from discontinued           (2,907,234)       19,431,309                -0-
  operations
                                         -------------    --------------     --------------
Income (loss) applicable to common
  stockholders after assumed
  after assumed conversion            $  (8,518,240)    $    4,343,010     $  (3,340,076)
                                         =============    ==============     ==============

Denominator:

Denominator for basic earnings per        4,318,481         4,296,969          4,575,545
  share - weighted-average shares

Effective of dilutive securities:
Stock options                                     -0-               -0-                -0-
Dilutive potential common shares                  -0-               -0-                -0-
                                         ------------      ------------      -------------
Denominator for diluted earnings
  per share - adjusted                  $  4,318,481     $    4,296,969     $   4,575,545
  weighted-average shares and
  assumed conversions
                                         =============    ==============     ==============
Basic and diluted earnings per
  share from continuing                $      (1.30)   $        (3.51)     $        (.73)
  operations
                                         =============    ==============     ==============
Basic and diluted earnings per
   share from                         $        (.67)   $          4.52    $           -0-
   discontinued operations
                                         =============    ==============     ==============
Basic and diluted earnings per share   $       (1.97)   $          1.01    $         (.73)
                                         =============    ==============     ==============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Unexercised options to purchase approximately 56,000, 104,000 and 154,000 shares of common stock for 1997, 1998 and 1999, respectively, were not included in the computations of diluted loss per share because the assumed conversion would be antidilutive.

21.  Discontinued Operations

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

     Revenues and expenses of the SWMS operations for the years ending December 31, 1997, 1998 and 1999 are shown separately in the schedule below. The consolidated statements of operations for the year ended December 31, 1997, 1998 and 1999 have been restated to show separately the operating results of the SWMS operations. These amounts are included in the income or loss from discontinued operations portion of the accompanying consolidated statements of operations. Approximately $7,610,000 of these net revenues was received after the Company's adoption of the plan to sell the SWMS operations. Information related to the discontinued SWMS operations of KRC for the years ended December 31, 1997, 1998 and 1999, is as follows:



                                                         Year Ended December 31,
                                                         -----------------------
                                                 1997              1998             1999
                                                 ----              ----             ----
Net revenue                               $     32,594,000  $    21,526,000  $       -0-
Operating expenses, including                   27,769,000       18,176,000          -0-
  depreciation
Selling, general and administrative expenses     8,093,000        4,002,000          -0-
                                             --------------    -------------    --------------
Operating loss                                   3,268,000          652,000          -0-
Interest expense, net                            1,409,000          913,000          -0-
                                             --------------    -------------    --------------
Loss before provision for income tax benefit     4,677,000        1,565,000          -0-
Provision for income tax benefit                 1,770,000          618,000          -0-
                                             --------------    -------------    --------------
Loss from discontinued operations         $      2,907,000  $       947,000  $       -0-
                                             ==============    =============    ==============

     For the year ended December, 1998 approximately $180,000 is shown as a loss from discontinued operations and the remainder of approximately $767,000, in accordance with APB No. 30, income or loss incurred after the measurement date is included in the gain on the sale of discontinued operations. Included in the gain is a $1,000,000 charitable contribution to a private foundation controlled by Mr. Francis M. Williams. The loss from discontinued operations included write-offs of intangible and other assets.

     Net assets sold have been separately classified in the accompanying balance sheet at December 31, 1998.

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

                 Schedule II - Valuation and Qualifying Accounts

                         Allowance for Doubtful Accounts
                                                       Additions
                                     Balance at       Charged to        Deductions
                                      Beginning        Costs and           from          Balance at
            Description               of Period        Expenses       Allowances (a)   End of Period
            -----------               ---------        --------       --------------   -------------
                                                                                          >

Year ended December 31, 1999         $    739,223     $   40,000       $ (227,868)     $   551,355
Year ended December 31, 1998         $    921,301     $   87,275       $ (269,353)     $   739,223
Year ended December 31, 1997         $    616,708     $  772,522       $ (467,929)     $   921,301


(a)  Balance represents the write-off of uncollectible accounts.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     As reported in Kimmins Corp. Current Report on Form 8-K, filed November 18, 1999, Kimmins has changed its accountants. On November 11, 1999 the Board of Directors of the Company approved the engagement of Giunta, Ferlita & Walsh, P.A. as its independent auditors for the fiscal year ending December 31, 1999 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company effective November 11, 1999. The reports of Ernst & Young LLP on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company has authorized Ernst & Young LLP to discuss the results of the past two years audits with Giunta, Ferlita & Walsh.

     In connection with the audits of the Company's consolidated financial statements for each of the two years ended December 31, 1998 and in the subsequent interim periods, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

     Ernst & Young LLP communicated in its management letter related to its audit of the Company's December 31, 1997 financial statements that there were two material weaknesses in internal accounting controls. These material weaknesses related to the allocation of equipment costs to construction-type contracts. The Company took corrective action in 1998 in response to this communication. Ernst & Young's management letter related to its audit of the financial statement accurately of the Company's December 31, 1998 financial statements did not identify any material weaknesses in internal control.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are as follows:

     Name                  Age                    Position
     ----                  ---                    --------
Francis M. Williams        58    President, Chief Executive Officer and Director
Norman S. Dominiak         55    Vice President
Joseph M. Williams         43    Secretary and Treasurer
Michael Gold               51    Director
R. Donald Finn             56    Director

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

     Set forth  below is  information  regarding  certain key  employees  of the
Company:

     John V. Simon Jr., 43, has been President and General Manager of Kimmins Contracting Corp., responsible for supervising utility construction, since May 1981, and served as a Vice President of the Company from 1981 until October 1988. From January 1978 to May 1981, Mr. Simon owned Simon Construction Company, a company that performed site work and utilities and demolition projects.

     Section  16(a)  Beneficial  Ownership  Reporting  Compliance.  Pursuant  to
Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors and any persons holding more than 10 percent of the Company's common stock are required to file with the Securities and Exchange Commission and the New York Stock Exchange reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established, and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during 1996, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10 percent of its common stock complied with the Section 16(a) requirements, except that Forms 5 were not timely filed for Francis M. Williams, Joseph M. Williams, and John V. Simon, Jr.


Item 11. Executive Compensation

     Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 for the year ended December 31, 1999 (the "Named Executives"):

                                             SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
                                             Annual Compensation                        Awards
                                             -------------------                        ------
                                                                                      Securities
     Name and                                                 Other Annual            Underlying            All Other
Principal Position        Year    Salary      Bonus           Compensation         Options/SAR's (#)      Compensation (1)
------------------        ----    ------      -----           ------------         -----------------      ----------------

Francis M. Williams       1999    $ 126,345   $   -0-         $  -0-                   420,000            $    1,775
   Chairman of the Board  1998    $ 119,991   $193,217        $  -0-                       -0-            $      996
   President and          1997    $ 172,120   $   -0-         $  -0-                       -0-            $      996
   Chief Executive Officer

John V. Simon, Jr.         1999   $ 126,353   $   -0-         $  -0-                    21,333 (2)        $    1,612
   President of Kimmins    1998   $ 126,069   $ 30,000        $  -0-                       -0-            $    1,698
   Contracting Corp.       1997   $ 100,019   $108,032        $  -0-                    71,666 (2)        $    1,698
   Contracting
Corp.


(1) Represents the Company's contribution to the employee's account of the Company's 401(k) Plan and premiums paid by the Company for term life insurance and long-term disability. These plans, subject to the terms and conditions of each plan, are available to all employees.

(2) Reflects 21,333 options granted during 1999 upon cancellation of 21,333 options originally granted in 1997.

     Grant of Options. During 1999, options were granted to Francis M. Williams in recognition of his performance. In addition, options were cancelled and regranted for Mr. Simon. No stock appreciation rights (SARs) have been granted by the Company. The following table sets forth information regarding the grant of options in 1999:


                                              OPTION/SAR GRANTS IN LAST FISCAL YEAR (1999)

                                                         % of
                                                         Total
                                        Number of      Options/SARs
                                        Securities      Granted                                 Potential Realizable
                                        Underlying         to                                   Value at Assumed
                                        Options/SARs    Employees    Exercise                   Annual Rates of
                                        Granted         in Fiscal     Price     Expiration      Appreciation for
                Name                       (#)            Year      ($/Sh)(3)   Date(4)            Option Term
                                                                                             -----------------------
                                                                                              5%($)         10%($)
 ------------------------------------   -----------    -----------   --------   ----------   -----------------------

 Francis M. Williams                    420,000(1)       60.08%      $   .275   03-15-09     72,637         184,077

 John V. Simon, Jr.                     21,333(2)        3.05%           .25    03-15-09     11,268          28,554

_____________

(1) The options vest and become exercisable on a cumulative basis on each anniversary following the grant date at the rate of 20% per year on the first through fifth anniversaries.

(2) The options vest and become exercisable on a cumulative basis on each anniversary following the grant date at the rate of 20% per year on the first through fifth anniversaries. The options were originally granted in 1997 and were exchanged for options with an exercise price equal to the closing market price of Kimmin' common stock on March 15, 1999.

(3) The exercise price was based upon the closing market price on the date of grant. In the case of Mr. Williams, the exercise price was 110% of the market price.

(4) Options are subject to earlier termination in the event of death, disability, retirement, or termination of employment.

     Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year- End Option/SAR Values. The following table summarizes the net value realized on the exercise of options in 1999 and the value of outstanding options as of December 31, 1999, for the Named Executives.

                                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                        AND FISCAL YEAR-END OPTION/SAR VALUES
                                                                            Number of
                                                                            Securities              Value of
                                                                            Underlying            Unexercised
                                                                           Unexercised            In-the-Money
                                                                         Options/SARs at        Options/SARs at
                                    Shares                                 Year-End (#)         Year-End ($) (1)
                                   Acquired              Value             Exercisable/           Exercisable/
            Name                on Exercise (#)       Realized ($)        Unexercisable          Unexercisable
            ----                ---------------       ------------        -------------          -------------

Francis M. Williams                   -0-                 $-0-            84,000/336,000           $3,150/12,600

John V. Simon, Jr.                    -0-                 $-0-            14,333/57,333            $896/3,583

(1)  Value is calculated using the Company's closing stock price on December 31,
     1999,    per   share   less   the   exercise   price   for   such   shares.

     Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 1999, Mr. Francis M. Williams, the Company's President and Chairman of the Board of Directors, served as President and Chairman of the Board of Directors of TransCor, and Mr. Norman S. Dominiak served as Chief Financial Officer of the Company and TransCor.

     Compensation of Directors. During the year ended December 31, 1999, the Company paid non-officer Directors an annual fee of $5,000 and $1,000 per board meeting attended. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings. In addition, Mr. Gold received $20,000 as compensation for option buyouts.

Stock Option and Other Plans
----------------------------

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

     The Plan is administered by a committee consisting of three members of the Board of Directors. The exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock at the time the option is granted (110 percent of fair market value in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). The exercise price of a non-qualified stock option granted under the Plan may be any amount determined by the Board of Directors but not less than the par value of the common stock on the date of the grant. Options granted under the Plan must, in general, expire no later than ten years from the date of the grant (five years from the date of grant in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). All options granted to date provide that the grantees' rights vest over five years from the date of grant. At December 31, 1999, Francis M. Williams held 420,000 options to purchase the Company's Stock at $0.275 per share of which 84,000 shares are exercisable. At December 31, 1999, Joseph M. Williams held 113,333 options to purchase the Company's stock at $0.25 per share of which 22,667 shares are exercisable. At December 31, 1999, John V. Simon, Jr., held 71,666 options to purchase the Company's stock at $0.25 per share, of which 14,333 shares are exercisable. At December 31, 1999, Norman S. Dominiak held 7,500 options to purchase the Company's common stock at $0.25 per share of which 1,500 options are exercisable.

Savings and Profit-Sharing Plan
-------------------------------

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

Employee Stock Ownership Plan
-----------------------------

     Effective January 1, 1989, the Company formed the ESOP for the benefit of the employees of the Company and its subsidiaries to purchase shares of the Company's common stock from time to time on the open market or in negotiated transactions at prices deemed to be attractive and, simultaneously, the Profit Participation Plan was merged into the ESOP. Contributions to the ESOP are made at the discretion of the Board of Directors. During 1989, the ESOP acquired from the Company's President approximately 772,000 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the President. Simultaneously with such purchase, the President purchased certain receivables and interests in certain investments from the Company for a purchase price of $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note was funded, during March 1990, through a long-term bank financing agreement guaranteed by the Company. Expenses with respect to the ESOP include the recognition of interest expense relating to the ESOP debt and to earned compensation. For the year ended December 31, 1999, interest expense and compensation expense relating to the ESOP were $59,335 and $840,000, respectively. There was no unpaid ESOP debt as of December 31, 1999.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 31, 2000, by (i) persons known by the Company to own more than 5 percent of the Company's outstanding common stock,
(ii) by each Named Executive and director of the Company, and (iii) all executive officers and directors of the Company as a group:


                                                                                        Percent of
                                                                             Percent       Total
Name and Address of                                                             of        Voting
Beneficial Owner(1)            Title of Class           Number of Shares      Class        Power
-------------------            --------------           ----------------      -----        -----

Francis M. Williams            Common Stock              2,602,735              53.4%
                               Class B Common Stock      1,666,569      (2)    100.0%       65.3%
Joseph M. Williams             Common Stock                399,417      (3)      8.2%        6.1%

John V. Simon, Jr.             Common Stock                 42,095      (4)      0.9%        0.7%

Michael Gold                   Common Stock                 13,523      (5)         *           *

George Chandler                Common Stock                  8,554      (6)         *           *

Norman S. Dominiak             Common Stock                  2,588      (8)         *           *

All executive officers and     Common Stock              3,067,212   (2)(3)     63.0%
Directors as a group                                                 (5)(7)                  72.4%
(five persons)                 Class B Common Stock      1,666,569      (8)    100.0%


(1) The addresses of all officers and directors of the Company above are in care of the Company at 1501 Second Avenue, East, Tampa, Florida 33605.

(2) Includes 2,130,236 shares owned directly by Mr. Francis M. Williams; includes 84,000 shares issuable upon exercise of currently exercisable stock options; 133,333 shares owned by Summerbreeze and 121,750 shares owned by Sunshadow, both of which Mr. Williams is the sole shareholder of the corporate general partner and a 50 percent limited partner (see Item 13, "Certain Relationships and Related Transactions"); 48,909 shares owned by Mr. Williams' wife; 30,493 shares held by Mr. Williams as Trustee for his wife and children; 37,913 shares held by Mr. Williams as Custodian under the New York Uniform Gifts to Minors Act for his children; 1,067 shares held by Kimmins Realty Investment, Inc., which is owned 100 percent by Mr. Williams; and 15,034 shares held by the Company's 401(k) and ESOP Plans of which Mr. Williams is fully vested.

(3) Includes 32,500 shares owned by Mr. Joseph M. Williams; 22,667 shares issuable upon exercise of currently exercisable stock options; 3,030 shares held by the Company's 401(k) and ESOP Plans of which Mr. Williams is fully vested; and 3,030 shares held by the Company's 401(k) Plan and ESOP of which Mr. Williams is a trustee with shared voting and investment power.

(4) Includes 1,500 shares owned by Mr. Simon; 14,333 shares issuable upon exercise of currently exercisable stock options; and 26,262 shares held by the Company's 401(k) and ESOP plans of which Mr. Simon is fully vested.

(5) Includes 1,150 shares owned by Mr. Gold; 5,775 shares currently owned by Mr. Gold's wife; 2,898 held by Mr. Gold as trustee for Mr. Gold's minor children; and 3,700 shares issuable upon exercise of currently exercisable stock options.

(6) Includes 5,154 shares owned by Mr. Finn; and 1,700 shares issuable upon exercise of currently exercisable stock options.

(7) Includes 131,095 shares issuable upon exercise of currently exercisable stock options; 41,844 shares held by the Company's 401(k) and ESOP Plans of which certain officers of the Company are fully vested; and 341,220 shares held by the Company's 401(k) and ESOP Plans of which the Secretary of the Company is a trustee.

(8) Includes 1,500 shares that may be purchased by Mr. Dominiak pursuant to immediately exercisable options; and 1,088 shares held by the Company's ESOP Plan, of which Mr. Dominiak is fully vested.

     *Less than one percent.

Item 13. Certain Relationships and Related Transactions

     The Company had a note receivable in an original amount of $3,638,696 from Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., two Florida real estate limited partnerships (collectively, the "Apartments"), of which Mr. Francis M. Williams is the sole shareholder of the corporate general partner and was the sole limited partner. The note receivable originally accrued interest at prime plus 1.375 percent, increasing to prime plus 2 percent on July 1, 1995, with principal and interest payable in monthly installments through December 31, 1999, and was guaranteed by Mr. Williams. The Company did not receive any interest or principal payments during 1997 relating to this note receivable, and management of the Company discontinued recognition of interest income of approximately $551,000 for the year. Amounts due from the Apartments at December 31, 1996, were approximately $3,851,000.

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

     Mr. Francis M. Williams, the Company's President and majority stockholder, also controls Cumberland, a property and casualty insurance company that provides insurance for specialty sureties and performance and payment bonds for contractors. Through Cumberland, the Company has obtained performance and payment bonds in connection with certain of its contracts and projects. The fees that the Company paid for these services for the years ended December 31, 1997 and 1998, were approximately $43,000 and $29,000, respectively. There were no related fees paid to Cumberland for the year ended December 31, 1999.

     The Company recorded bond fees of approximately $82,000 during 1999 although none were paid.

     On November 5, 1996, the Company received 1,723,290 shares of Cumberland common stock in exchange for the term note of $5,169,870 due from Cumberland. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method, and the Company's interest in Cumberland represents an ownership share of approximately 31.6 percent. At December 31, 1998 and 1999, the market value of the Cumberland common stock held by the Company was approximately $3,447,000 and $2,585,000, respectively.

     On November 10, 1998, TransCor loaned $1,000,000 to Cumberland. The TransCor loan to Cumberland is evidenced by a convertible term note which is due November 10, 2001. Quarterly interest payments are due beginning January 1, 1999 at a rate of one half of one percent over the rate established by NationsBank. TransCor has the right, after six months, to convert the principal amount of note into shares of common stock of Cumberland at $3.00 per share. Effective July 1, 1997, employees associated with TransCor's demolition contracting services unit was transferred to Kimmins Contracting Corp. ("KCC"), a wholly owned subsidiary of the Company, for administrative and accounting purposes. As a result, contracting services previously performed by employees of TransCor were subcontracted to KCC. For the year ended December 31, 1998, TransCor paid $2,716,000 to KCC for services rendered by Kimmins as a subcontractor. In addition, TransCor rented equipment from KCC for use in performing demolition contracts. TransCor incurred approximately $2,573,000 and $1,822,000 in equipment rental charges with KCC for the years-ended December 31, 1997 and 1998. All new demolition projects were handled directly by KCC in 1999.

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

     Effective with the sale of Kimmins Recycling during 1998, the Company accrued $1,000,000 payable to Mr. Francis M. Williams for a 10-year non-compete agreement.

     Qualex, which is controlled by Mr. Francis M. Williams, provides some services, including legal counsel to the Company. During 1999, the Company recorded approximately $97,000 for these services.

     Effective with the sale of Kimmins Recycling during 1998, the Company accrued $1,000,000 payable to Mr. Francis M. Williams for a 10-year non-compete agreement. In 1999, the accrual amount remained unchanged. There is an agreement to convert the $1,000,000 payable to common stock during the year 2000. As part of the agreement, the Class B stock owned by Mr. Francis M. Williams will be retired (see Notes 3 and 15 to Consolidated Financial Statements for additional information).


Subsequent Events
-----------------

     The Company received two settlements on the Pascagoula claim during the first quarter of 2000. On January 3, 2000, the Company received $874,048 which paid the outstanding Accounts Receivable, including retainage, related to the Pascagoula claim. This amount was included in the Accounts Receivable balance at December 31, 1999. During February 2000, the Company received $801,000 on the Pascagoula claim, which represented interest and penalties on the claim amount. This amount was not included in the Company's financial statements at December 31, 1999.

                                     PART IV

Item 14. Exhibits, Financial Statement, Schedules, and Reports on Form 8-K

(a)  List of documents filed as part of this Report

     1.   Financial Statements

         - Report of Independent Certified Public Accountants - Consolidated balance sheets at December 31, 1998 and 1999
         - Consolidated statements of operations for each of the three years in the period ended December 31, 1999
         - Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 1999
         - Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1999
         - Consolidated statements of cash flows for each of the three years in the period ended December 31, 1999
         - Notes to consolidated financial statements

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

     3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

          2.1 -Plan and Agreement of Merger (incorporated by reference to Appendix A to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, dated August 16, 1999, filed with the Commission on August 16, 1999 (the "Proxy Statement")).

          3.1 -Articles of Incorporation of the Registrant (incorporated by reference to Appendix B to the Proxy Statement).

          3.2 -Bylaws of the Registrant (incorporated by reference to the Registrant's Current Report on Form 8-K dated October 19, 1999 as filed with the Securities and Exchange Commission).

          10.1 1    -Stock Option Plan

          10.2 1    -Form of Stock Option Agreement for Executives

          10.3 2    -The Apartments Partnership Agreements

          10.4 2 -Term Notes for equipment financed with Caterpillar Financial Services

          10.5 3 -Stock Purchase Agreement dated August 14, 1998 between the Company and Francis M. Williams

          10.6 4 -Stock Purchase Agreement between TransCor and Eastern Environmental Services dated July 17, 1998

          10.7      -Second   Amended  and  Restated  Loan   Agreement   between
                    Registrant and SouthTrust Bank, N.A.

          10.8      -Amendment to Second Amended and Restated Loan Agreement

          16.1 -Letter re Change in Certifying Accountant (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated November 18, 1999 as filed with the Securities and Exchange Commission)

          21        -Subsidiaries of the Registrant

          23.1      -Consent of Ernst & Young LLP

          23.2      -Consent of Giunta, Ferlita & Walsh, PA

          27        -Financial Data Schedule (for SEC use only)


     1 Previously filed on June 29, 1989, as part of Registrant's Form S-8, File No. 33-29612, and incorporated herein by reference thereto.

     2 Previously filed on July 2, 1998 as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-10489 and incorporated herein by reference thereto.

     3 Previously filed on April 15, 1999 as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-10489 and incorporated hereby by reference thereto.

     4 Previously filed as part of TransCor's amended Form 8-K, File No. 1-11822, filed on August 4, 1998

(b)      Reports on Form 8-K.

     The Registrant filed a Report on Form 8-K dated October 19, 1999 reporting the completion of the Registrant 's reincorporation merger.

     The Registrant filed a Report on Form 8-K dated November 18, 1999 reporting that the Registrant changed its accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                  KIMMINS CORP.



Date:          April 11, 2000                By: /s/ Francis M. Williams
       ----------------------------          -----------------------------------
                                             Francis M. Williams
                                             President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:             April 11, 2000             /s/ Francis M. Williams
       ----------------------------          -----------------------------------
                                             Francis M. Williams
                                             President and Director
                                             (Chief Executive Officer)


Date:             April 11, 2000             /s/ Joseph M. Williams
       ----------------------------          -----------------------------------
                                             Joseph M. Williams
                                             Secretary/Treasurer


Date:             April 11, 2000             /s/ Norman S. Dominiak
       ----------------------------          ----------------------------------
                                             Norman S. Dominiak
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Accounting and Financial
                                             Officer)

Date:              April 11, 2000            /s/ Michael A. Gold
       ----------------------------          -----------------------------------
                                             Michael A. Gold, Director


Date:
       ----------------------------          -----------------------------------
                                             R. Donald Finn, Director

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

2.1 Plan and Agreement of Merger (incorporated by reference to Appendix A to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, dated August 16, 1999, filed with the Commission on August 16, 1999 (the "Proxy Statement")).

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Appendix B to the Proxy Statement).

3.2       Bylaws  of  the   Registrant.   (incorporated   by  reference  to  the
          Registrant's Current Report on Form 8-K dated October 19, 1999 as filed with the Securities and Exchange Commission).

10.1 1    Stock Option Plan

10.2 1    Form of Stock Option Agreement for Executives

10.3 2    The Apartments Partnership Agreements

10.4 2    Term  Notes  for  equipment  financed  with  Caterpillar  Financial
          Services

10.5 3 Stock Purchase Agreement dated August 14, 1998 between the Company and Francis M. Williams

10.6 4 Stock Purchase Agreement between TransCor and Eastern Environmental Services dated July 17, 1998

10.7* Second Amended and Restated Loan Agreement between Registrant and SouthTrust Bank, N.A.

10.8*     Amendment to Second Amended and Restated Loan Agreement

16.1 Letter re Change in Certifying Accountant (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated November 18, 1999 as filed with the Securities and Exchange Commission)

21*       Subsidiaries of the Registrant

23.1*     Consent of Ernst & Young LLP

23.2*     Consent of Giunta, Ferlita & Walsh, PA

27*       Financial Data Schedule (for SEC use only)

---------------------------------

 * Filed herewith.

1 Previously filed on June 29, 1989, as part of Registrant's Form S-8, File No. 33-29612, and incorporated herein by reference thereto.

2 Previously filed on July 2, 1998 as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-10489 and incorporated herein by reference thereto.

3 Previously filed on April 15, 1999 as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-10489 and incorporated hereby by reference thereto.

4         Previously  filed as part of  TransCor's  amended  Form 8-K,  File No.
          1-11822, filed on August 4, 1998.