Form 10-Q
period 2000-03-31
KIMMINS CORP/DE
filed 2000-05-15
CIK 811562

1235132v1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------
                                    FORM 10-Q

[MarkOne]
[X]          Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 2000

[ ]           Transition Report Pursuant to Section 13 of 15(d) of the
                        Securities Exchange Act of 1934
        For the transition period from _________________ to _______________.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

                      Applicable Only To Corporate Issuers

As of May 1, 2000, there were outstanding 4,872,135 shares of common stock and 1,666,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 2000 was $2,131,559.

                                  KIMMINS CORP.

                                    FORM 10-Q

                                      INDEX


PART I.          FINANCIAL INFORMATION                                      PAGE

     Item 1.     Consolidated balance sheets at December 31, 1999 and
                 March 31, 2000 (unaudited)                                    3

                 Consolidated statements of operations for the three
                 months ended March 31, 1999 and 2000 (unaudited)              5

                 Consolidated statements of comprehensive income for
                 the three months ended March 31, 1999 and 2000 (unaudited)    6

                 Consolidated statements of cash flows for the three
                 months ended March 31, 1999 and 2000 (unaudited)              7

                 Notes to consolidated financial statements                    8

     Item 2.     Management's discussion and analysis of financial
                 condition and results of operations                          16

     Item 3.     Quantitative and qualitative disclosures about
                 market risk                                                  18

PART II.         OTHER INFORMATION

     Item 1.     Legal proceedings                                            19

     Item 2.     Changes in securities                                        19

     Item 3.     Defaults upon senior securities                              19

     Item 4.     Submission of matters to a vote of security holders          19

     Item 5.     Other information                                            19

     Item 6.     Exhibits and reports on Form 8-K                             19

                 Signatures                                                   20

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   FINANCIAL STATEMENTS

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       December 31,           March 31,
                                                                            1999                 2000
                                                                            ----                 ----
                                                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                          $      194,202      $       942,392
   Marketable securities                                                  11,520,739            8,234,850
   Accounts receivable, net
     Contract and trade                                                   12,680,628           12,480,068
     Other receivables including affiliates                                   63,702            2,622,625
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                   148,782              773,316
   Deferred income tax, net                                                1,814,725            1,764,298
   Property and equipment held for sale                                    1,083,182            1,083,182
   Other current assets                                                      148,906              213,031
                                                                      --------------      ---------------
        Total current assets                                              27,654,866           28,113,762
                                                                      --------------      ---------------

Property and equipment, net                                               37,247,209           32,494,686
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts                             8,088,928            6,876,733
Non-current portion of accounts receivable, net
   contract and trade                                                        794,495              794,495
Deferred income tax, non-current                                           2,624,170            3,080,832
Accounts receivable - affiliate                                              900,000              900,000
Note receivable - affiliate                                                1,110,764            1,000,000
Investment in Apartments                                                   4,440,840            4,404,442
Investment in Cumberland Technologies, Inc.                                4,881,069            4,923,215
                                                                      --------------      ---------------
        Total assets                                                  $   87,742,341      $    82,588,165
                                                                      ==============      ===============



The accompanying notes are an integral part of these consolidated financial statements.


                                 KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,         March 31,
                                                                1999                2000
                                                                ----                ----
                                                                                (unaudited)
Current liabilities:
   Accounts payable - trade                               $       8,338,812   $    7,466,945
   Income tax payable                                               247,829          195,725
   Accrued expenses                                               5,496,312        5,201,319
   Billings in excess of costs and
     estimated earnings on uncompleted contracts                  2,345,977        2,401,848
   Current portion of long-term debt                             16,799,575       15,159,063
                                                             ---------------   ---------------

        Total current liabilities                                33,228,505       30,424,900
                                                             ---------------   ---------------

Long-term debt                                                   43,767,033       42,920,279
Capital lease obligations                                           413,719              -0-
Minority interest in subsidiary                                   1,641,517        1,538,213
Related party debt to be converted to common stock                1,000,000        1,000,000

Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares
     authorized; 5,072,397 shares issued and 4,872,135
     outstanding                                                      5,072            5,072
   Class B common stock, $.001 par value; 10,000,000
     shares authorized; 2,291,569 shares issued and
     1,666,569 outstanding                                            1,667            1,667
   Capital in excess of par value                                20,204,072       20,204,072
   Unrealized loss on securities (net of tax)                    (5,422,319)      (6,617,538)
   Retained earnings (deficit)                                   (6,287,140)      (6,078,715)
                                                             ---------------   --------------
                                                                  8,501,352        7,514,558

   Less treasury stock, at cost (200,262 shares)                   (809,785)        (809,785)
                                                             ---------------   ---------------

     Total stockholders' equity                                    7,691,567        6,704,773
                                                             ---------------     ---------------

     Total liabilities and stockholders' equity            $      87,742,341   $   82,588,165
                                                             ===============     ===============




The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                     1999                 2000
                                                                     ----                 ----
                                                                  (unaudited)          (unaudited)
Revenue
   Gross revenue                                            $      16,925,801    $      14,683,130
    Outside services, at cost                                      (1,878,078)          (1,629,252)
                                                               ----------------     ----------------
   Net revenue                                                     15,047,723           13,053,878

Costs and expenses:
   Cost of revenue earned                                          13,120,247           10,696,679
                                                               ---------------      ---------------
   Gross Profit                                                     1,927,476            2,357,199
   Selling, general and administrative expenses                     1,911,875            1,198,017
                                                               ---------------      ---------------

Operating income (loss)                                                15,601            1,159,182

 Loss on sale of fixed assets                                             -0-             (183,122)
 Minority interest in net operations of subsidiary                    (42,118)             (39,146)
 Income from marketable securities                                    564,571              724,907
 Interest expense                                                  (1,318,472)          (1,146,044)
                                                               ----------------     ---------------

Income (loss) before provision for income taxes (benefit)             (780,418)            515,777

Provision for income taxes (benefit)                                  (304,362)            307,353
                                                                ---------------      --------------

Net income (loss)                                           $         (476,056)  $         208,424
                                                               ===============      ===============
Share data:
   Basic income (loss) per share                            $           (.11)    $             .04
                                                               ===============      ===============
   Diluted income (loss) per share                          $           (.11)    $             .04
                                                               ===============      ===============

Weighted average number of shares outstanding used
in computations:
   Basic                                                            4,288,956            4,872,135
                                                               ===============      ===============
   Diluted                                                          4,913,956            4,872,135
                                                               ===============      ===============



The accompanying notes are an integral part of these consolidated financial statements.


                                 KIMMINS CORP.


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                              Three months ended March 31,
                                                                                1999                2000
                                                                                ----                ----
                                                                             (unaudited)         (unaudited)

     Net income (loss)                                                   $       (476,056)   $      208,424

      Unrealized loss on investments in marketable
         securities, net of tax benefit of $108,530 and $748,416                 (162,796)       (1,195,219)

     Less minority interest                                                        20,512            83,187

     Allocable share of unrealized loss on investments
        in marketable securities held by Cumberland                               (40,459)          (34,677)
                                                                            ---------------     ---------------

     Comprehensive income (loss)                                         $       (658,799)   $     (938,285)
                                                                            ===============   ===============




The accompanying notes are an integral part of these consolidated financial statements.

                                 KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Three months ended March 31,
                                                                                          1999                 2000
                                                                                          ----                 ----
                                                                                      (unaudited)          (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                              $        (476,056)   $         208,424
   Adjustments to reconcile net income from continuing operations to net cash provided (used) by operating activities:
       Depreciation and amortization                                                      2,407,401            2,102,241
       Gain on sale of marketable securities                                                (25,326)            (724,907)
       Minority interest in operations of subsidiary                                       (282,473)              39,146
       Gain on disposal of property and equipment                                               -0-              183,122
       Accrued interest on term note                                                        (17,500)                 -0-
       Equity in losses of equity investees                                                   3,311             (202,987)

Changes in operating assets and liabilities:
   Accounts receivable                                                                    2,685,250           (2,247,598)
   Costs and estimated earnings in excess of billings on uncompleted contracts              156,265              587,661
   Income tax refund receivable and payable                                                (305,143)             255,249
   Other                                                                                    122,559              (64,125)
   Accounts payable                                                                      (3,293,781)            (871,867)
   Accrued expenses                                                                      (1,552,474)            (294,993)
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                                 (463,959)              55,871
                                                                                     ----------------     ----------------
Total adjustments                                                                          (565,870)          (1,183,187)
                                                                                     ----------------     ----------------
Net cash provided by (used in) continuing operations                                     (1,041,926)            (974,763)

Cash flows from investing activities:
   Capital expenditures                                                                     (80,000)          (3,864,311)
   Proceeds from sale of property and equipment                                             155,254            6,473,227
   Cash proceeds on sale of marketable securities                                           498,593            2,439,682
   Purchase of marketable securities                                                       (212,175)            (424,660)
                                                                                     ---------------      ---------------
Net cash provided by (used in) investing activities                                         361,672            4,623,938
                                                                                     ---------------      ---------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                           5,000,000              185,418
   Repayments of long-term debt                                                          (4,570,638)          (2,672,684)
   Payments on capital lease obligations                                                   (134,461)            (413,719)
                                                                                     ---------------      ----------------
Net cash provided by (used in) financing activities                                         294,901           (2,900,985)
                                                                                     ---------------      ----------------

Net increase (decrease) in cash                                                            (385,353)             748,190
Cash, beginning of period                                                                 1,859,275              194,202
                                                                                     ===============      ===============
Cash, end of period                                                               $       1,473,922    $         942,392
                                                                                     ===============      ===============


The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and summary of significant accounting policies

     Organization - Kimmins Corp. and its subsidiaries (collectively, the "Company") operate one business segment: specialty-contracting services. The Company provides specialty-contracting services in the southeastern United
States, primarily Florida, including earthwork; infrastructure development; underground construction; roadwork; site remediation services such as excavation, removal and disposal of contaminated soil; facilities demolition and dismantling; and asbestos abatement. The Company formerly provided solid waste management services through its subsidiary, TransCor Waste Services, Inc. ("TransCor").

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1999, included in the Company's Form 10-K dated December 31, 1999, as filed with the United States Securities and Exchange Commission.

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

     Marketable  Securities - As a result of the sale of Kimmins Recycling Corp.
(KRC) to Eastern Environmental Services, Inc. (EESI), the Company received 555,329 shares of common stock of EESI. Subsequent to the sale of KRC to EESI, Waste Management, Inc. acquired EESI. Accordingly, the Company now holds 355,742 shares of Waste Management, Inc. (WMI) common stock. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of approximately $8,235,000 as of March 31, 2000. The Company's cost basis in these investments is approximately $19,519,000, and the unrealized loss of approximately $11,284,000, net of deferred income taxes of approximately $4,666,000, is reported as a separate component of shareholder's equity. Additionally, the Company's allocable share of the unrealized loss on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $55,000 for the quarter ending March 31, 2000. The balance of unrealized gains and losses net of deferred tax is approximately $6,618,000 at March 31, 2000

     Since July 1999, the Company's investment of $17,000,000 in WMI decreased approximately $12,131,000 before tax as a result of a decline in the current market value of WMI. The per share price declined from $53.75 per share on June 30, 1999 to $13.69 per share on March 31, 2000. The Company holds 355,742 shares of WMI at a cost of $47.79 per share.

     This unrealized loss is partially offset by an unrealized gain of approximately $857,000 for the quarter ended March 31, 2000 in a separate portfolio of mostly blue chip stocks.

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

2.   Costs and estimated earnings in excess of billings on uncompleted contracts

                                                                      December 31,         March 31,
                                                                          1999                2000
                                                                          ----                ----
                                                                                          (unaudited)

Expenditures on uncompleted contracts                              $     148,053,761   $    101,586,540
Estimated earnings on uncompleted contracts                                1,417,689          2,361,632
                                                                     ----------------    ---------------
                                                                         149,471,450        103,948,172
Less actual and allowable billings on uncompleted contracts              143,579,717         98,699,971
                                                                     ================    ===============
                                                                   $       5,891,733   $      5,248,201
                                                                     ================    ===============
Costs and estimated earnings in excess of billings on
uncompleted contracts                                              $       8,237,710   $      7,650,049
 Billings in excess of costs and estimated earnings on
 uncompleted contracts                                                    (2,345,977)         (2,401,848)
                                                                     ================    ===============
                                                                   $       5,891,733   $      5,248,201
                                                                     ================    ===============

     As of December 31, 1999 and March 31, 2000, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $10,000,000. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 1999 and March 31, 2000, that were not expected to be collected within twelve months are classified as a non-current asset.

3.   Property and equipment held for sale

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty-contracting segment, the Company decided to sell its transportable incineration system. This asset has a carrying value of approximately $1,800,000 as of December 31, 1999 and March 31, 2000. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The Company wrote down the carrying value of the asset by $40,000 in 1997 to reflect the fair market value based on the purchase agreement. The Company has received approximately $1,128,000 to date from the buyer towards the purchase. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company. The deposits of $1,128,000 have been netted against the carrying value of the asset resulting in approximately $672,000 being included in "property held for sale" at March 31, 2000.

     The Company also has real estate for sale in Nashville, Tennessee, which has a net book value of approximately $411,000. This amount is also included in "Property Held for Sale".

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Property and equipment

                                                 December 31,         March 31,
                                                     1999              2000
                                                     ----              ----
                                                                    (unaudited)

       Land                                      $  1,058,234    $   1,058,234
       Buildings and improvements                   2,166,984        2,887,903
       Construction and recycling equipment        58,455,431       51,617,704
       Furniture and fixtures                         680,485          686,564
       Construction in progress                       616,742              -0-
                                                ----------------   -------------
                                                   62,977,876       56,250,405
       Less Accumulated Depreciation              (25,730,667)     (23,755,719)
                                                   --------------  -------------

       Net Property and Equipment                $ 37,247,209    $  32,494,686
                                                   =============  ==============

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $2,266,000 and $1,960,000 for the three months ended March 31, 1999 and 2000, respectively.

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

                                 KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of the financial position of Cumberland at December 31, 1999 and March 31, 2000:

                                                  December 31,      March 31,
                                                      1999             2000
                                                      ----             ----
                                                                   (unaudited)

Cash and cash equivalents                       $    2,000,000  $     2,060,000
Investments in various marketable securities         8,394,000        8,373,000
Accounts receivable - trade, net                     2,896,000        2,568,000
Reinsurance recoverable                              2,899,000        2,796,000
Intangibles                                          1,267,000        1,226,000
Other                                                3,251,000        3,584,000
                                                  =============   ==============
   Total assets                                 $   20,707,000  $    20,607,000
                                                  =============   ==============

Policy liabilities and accruals                 $    9,788,000  $    10,485,000
Long-term debt                                       2,282,000        2,268,000
Other                                                1,944,000          898,000
                                                  -------------   --------------
   Total liabilities                                14,014,000       13,651,000

Stockholders' equity                                 6,693,000        6,956,000
                                                  -------------   --------------

   Total liabilities and stockholders' equity   $   20,707,000  $    20,607,000
                                                  =============   ==============

     Cumberland's operating results included revenue of approximately $2,585,000 and $3,460,000 and net income of approximately $247,000 and $439,000 during the quarters ended March 31, 1999 and 2000. The Company's equity in this net income
(loss) was approximately $78,000 and $139,000 during the first quarter of 1999 and 2000 respectively. In addition, approximately $41,000 of amortization expense was recorded by the Company related to the investment during the first quarter of 1999 and 2000.

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

     During the quarters ended March 31, 1999 and 2000, the Apartments recognized revenue of approximately $1,108,000 and $1,089,000. During the same periods, the Apartments recognized net losses of approximately $167,000 and $130,000, respectively. The Company has recorded its 49 percent share of the net results of operations. In addition, approximately $101,000 of amortization expense was recorded by the Company related to the investments in the Apartments for the quarters ended March 31, 1999 and 2000. At March 31, 2000, the Company's balance in its total investment in the Apartments was approximately $4,535,000 of which $900,000, is considered as an "accounts receivable - affiliate."

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a summary of the financial position of the Apartments at December 31, 1999 and March 31, 2000

                                                              Total investment
                                                              ----------------
                                                        December 31,         March 31,
                                                            1999               2000
                                                            ----               ----
                                                                            (unaudited)

       Cash and cash equivalents                       $         30,000   $          5,000
       Accounts receivable - affiliate                          946,000            946,000
       Land                                                   3,800,000          3,800,000
       Buildings, capitalized construction interest,
         furniture and equipment, net                        15,555,000         15,297,000
       Other                                                    602,000            730,000
                                                         ===============    ===============
       Total assets                                    $     20,933,000   $     20,778,000
                                                         ===============    ===============

       Accounts payable and accrued expenses           $        743,000   $        962,000
       Accounts payable to affiliates                         1,702,000          1,616,000
       Mortgage loan payable                                 20,833,000         20,790,000
       Note payable to partner - Francis M. Williams          2,860,000          2,860,000
                                                         ---------------    ---------------
       Total liabilities                                     26,138,000         26,228,000
       Partners' deficit                                      (5,205,000)       (5,450,000)
                                                         ===============    ===============
       Total liabilities and partners' deficit         $     20,933,000   $     20,778,000
                                                         ===============    ===============


6.   Long-term debt

                                                                          December 31,         March 31,
                                                                               1999                2000
                                                                               ----                ----
                                                                                               (unaudited)
Notes payable,  principal and interest payable in monthly
     installments  through December 1, 2004, interest
     at varying rates up to 13 percent, collateralized by equipment     $   52,859,023     $   50,729,790

Term bank line of credit due March 31, 2000 interest payable
   monthly at lender's base rate plus .5%.                                   2,451,885          2,451,885

Line of credit secured by Waste  Management  shares due
     and payable upon demand, interest payable at lender's
     base rate of LIBOR plus .75%.                                           3,491,153          3,139,328

Mortgage notes,  principal and interest payable in monthly
     installments through December 1, 2004, interest at
     varying rates up to prime plus 1.25%, collateralized
     by land and buildings.                                                  1,764,547          1,658,577

Financing agreement, principal and interest payable in monthly             ____________        ____________

     installments through September 1, 2000, interest
     payable at 7.05%                                                           -0-               99,762
                                                                          --------------      -------------

Total debt                                                                   60,566,608         58,079,342
Less current portion                                                        (16,799,575)      (15,159,063)
                                                                          ---------------   ---------------
Net long term debt                                                      $    43,767,033   $     42,920,279
                                                                          ===============    ===============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 1999 and March 31, 2000, there were no borrowings available under the revolving term bank line of credit. During 1999, the Company restructured its loan arrangements with one of its financial institutions, which is secured by a pledge of all of the stock of the Company's subsidiaries and substantially all of the unsecured assets of the Company. Repayment of the outstanding loans are guaranteed by Cumberland. The Company's outstanding letter of credit facility of approximately $1,100,000 is secured by a restricted cash account at a local financial institution.

     There is an outstanding balance of approximately $2,452,000 on the Company's bank line of credit, which was scheduled to be paid off during the first quarter of 2000. The Company is currently in default since the Company did not have sufficient excess cash to make the payments required December 31, 1999, February 15, 2000 and March 31, 2000. The Company is currently in negotiation with the financial institution to restructure these debt payments.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Net unrealized losses on marketable securities of approximately $6,618,000 net of taxes of $4,666,000 are recorded as a decrease to stockholders' equity as of March 31, 2000.

     During the year ended December 31, 1999, the Company acquired 41,821 shares of treasury stock at a cost of $45,522. At December 31, 1999 and March 31, 2000, the balance of the Company's treasury stock was $809,785.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Earnings (loss) per share

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:


                                                                Three months ended March 31,
                                                                     1999             2000
                                                                  (unaudited)     (unaudited)
Numerator:
----------

Income (loss) from continuing operations                       $     (476,056) $        208,424
                                                                 --------------  ---------------
Adjustment for basic earnings per share
Numerator for basic earnings per share -
   Income (loss) available to common stockholders                    (476,056)          208,424
                                                                 --------------  --------------
Income (loss) applicable to common stockholders
   after assumed conversions                                   $     (476,056) $        208,424
                                                                 ==============  ===============

Denominator:
------------

Denominator for basic earnings per share -
   weighted-average shares                                           4,288,956        4,872,135
Effective of dilutive securities:
Stock options                                                              -0-              -0-
Dilutive potential common shares                                       625,000              -0-
                                                                 ==============  ===============
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                   4,913,956        4,872,135
                                                                 ==============  ===============


Basic income (loss) per share                                  $         (.11) $            .04
                                                                 ==============  ===============
Diluted income (loss) per share                                $         (.11) $            .04
                                                                 ==============  ===============

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 2000


     Net revenue for the three months ended March 31, 2000 decreased 13 percent to approximately $13,054,000 from $15,048,000 for the three months ended March 31, 1999. The decrease is due primarily to the contraction of the Company's mining services ($3,678,000 decrease in net revenue) and utility services ($711,000 decrease in net revenue). These decreases were somewhat offset by increases in the Company's demolition services ($2,396,000 increase in net revenue).

     Outside services, which largely represent subcontractor costs remained constant at approximately 12% as a percentage of net revenue. The Company will use the services of a subcontractor when it determined that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to the same extent during the first quarters of 1999 and 2000 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the first quarter of 2000 decreased to approximately 82% from 87% for the same period in 1998. As a result, the gross profit for the first quarter of 2000 was $2,357,000 (18% of net revenue) compared to $1,927,000 (13% of net revenue) for the first quarter of 1999. The increase in the dollar amount and percentage of gross margin is primarily associated with demolition services ($838,000 increase in gross margin) and utility services ($503,000 increase in gross margin). These increases were somewhat offset by decreases in gross margin of mining services ($912,000 decrease in gross margin).

     The Company has recognized a significant improvement in gross margin during the first quarter of 2000 as compared to the first quarter of 1999. Management has focused their efforts on obtaining project work with higher gross margin potential. Actual costs have been comparable to cost estimates included in project bids and the Company has experienced continual gains on productivity.

     During the three months ended March 31, 2000, selling, general and administrative expenses decreased to $1,198,000 (9% of net revenue) from $1,912,000 (13% of net revenue) for the three months ended March 31, 1999. The dollar decrease and percentage increase were primarily attributable to reduced revenues. In addition, equity income from the partnerships and Cumberland increased from approximately $145,000 loss to $61,000 income during the first three months of 1999 and 2000, respectively.

     During  the  first  quarter,   2000,   the  Company   incurred  a  loss  of
approximately $183,000 on the sale of excess heavy construction equipment.

     Minority interest in net income of subsidiary was $39,000 for the three months ended March 31, 2000 compared to minority interest in net income of $42,000 during the same period in 1999. The minority interest in net income or loss of the subsidiary had reflected approximately 26% of TransCor's earnings as a result of the March 25, 1993 initial public offering of TransCor's common stock. In September 1998, the Company acquired approximately 297,000 shares of TransCor stock from Francis M. Williams the majority owner of the Company and Chairman of the Board of the Company and of TransCor. This purchase of approximately 7% of the outstanding shares increased the Company's ownership in TransCor to 81%. Also, since August 1998 TransCor acquired 514,925 shares of Treasury Stock on the open market effectively increasing the Company's ownership an additional 12% to 93%.

     Investment income from marketable securities was approximately $565,000 and $725,000 for the first quarters of 1999 and 2000 respectively. During the three months ended March 31, 1999, TransCor invested $509,000 in covered options and recognized gains of approximately $538,000 on proceeds of $1,047,000.

     Interest expense, net of interest income decreased to $1,146,000 during the three months ended March 31, 2000 compared to $1,318,000 for the three months ended March 31, 1999. The decrease is primarily attributable to reductions in the outstanding debt balance.

     As a result of the foregoing, income before provision for income taxes for the three months ended March 31, 2000 was approximately $516,000 (4% of net revenue) compared to a net loss before provision for taxes of $780,000 (5% of net revenue) during the same period in 1999.

     The Company's effective tax rate was 39% for the three months ended March 31, 1999 and 60% for the three months ended March 31, 2000. The 60% rate was due to a change in an estimate of a deferred tax asset.

     As a result of the forgoing, the Company recognized net income for the three months ended March 31, 2000 of approximately $208,000 (2% of net revenue) as compared with a net loss of approximately $476,000 (3% of net revenue) for the same period during 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities was $1,042,000 and $975,000 during the three months ended March 31, 1999 and 2000, respectively. During the first quarter of 2000, increases in other accounts receivable and decreases in accrued expenses were the primary reasons for cash used by operating activities.

     The Company had capital expenditures during the three months ended March 31, 1999 and 2000 of $80,000 and $3,864,000, respectively. The purchases in the first quarter of 2000 were related to equipment purchases for equipment previously leased.

     Net cash provided by investing activities was $362,000 and $4,624,000 during the three months ended March 31, 1999 and 2000. During the first quarter of 2000, the Company realized approximately $6,473,000 and $2,440,000 proceeds from the sale of equipment and marketable securities, respectively.

     The net cash used in financing activities was approximately $2,901,000 during the first quarter of 2000. The majority of this amount is attributable to repayments of $3,086,000 long-term debt and capital leases.

     The Company's ratio of debt to equity was 9.7 and 10.1 at December 31, 1999 and March 31, 2000, respectively. The decrease in debt is primarily due to the debt paydowns exceeding new debt and the decrease in stockholders' equity is primarily related to the increase in the unrealized loss on marketable securities.

     During the three months ended March 31, 1999 and 2000, the Company's average contract and trade receivables less retainage were outstanding for 79 and 81 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payments.

     On October 22, 1999, the Company contributed its note receivable in an amount of approximately $3,851,000 from the Apartments and other receivables of $3,059,000 for a non-controlling 49% preferred limited partnership interest in the Apartments and a receivable of $900,000 from the Apartments. The amount of $12,066,000 in excess of the underlying equity was attributed to goodwill and is being amortized over thirty years. The Company will be allocated 49% of operating income, losses and cash flow. The preference in the Company's equity interest in the Apartments occurs upon the sale of the underlying partnership properties. Upon the occurrence of a capital transaction, the Company would receive cash flows from the sale or refinancing of the Apartments' assets equal to its capital contribution prior to any other partner receiving any proceeds. The Company accounts for its investment in the Apartments using the equity method.

     The Company's current bonding capacity for qualification purposes is $60,000,000 for an individual project and $120,000,000 in the aggregate. Historically, the Company has obtained bonding coverage in amounts up to $53,000,000. However, bonding coverage is not guaranteed on projects up to the above limits because each project has its own distinct and separate bond requirements and it is customary for surety bonding companies to underwrite each surety obligation individually. Management believes that bonding coverages are adequate for the size and scope of projects being performed.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Financial Accounting Standards Board has issued Statement No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133, which delays the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge changes through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of the statement to have a significant effect on earnings or the financial position of the Company.

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

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations. If inflation increased, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however that the Company will be able to adequately increase its prices in response to inflation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     During 2000, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. As of March 31, 2000, the Company has debt of approximately $58,079,000 of which $56,420,000 has a fixed interest rate. The remaining debt of $1,659,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $17,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market interest rate risk is not material. As of March 31, 2000, the Company's 93% owned subsidiary TransCor, held for other than trading purposes, marketable equity securities of publicly traded companies having a value of approximately $8,235,000 ($4,869,000 related to Waste Management, Inc.). These securities are subject to price risk.

     Beginning in January 1999, TransCor began trading covered options on Waste Management, Inc. common stock. Management believes although there is always price risk in this type of transaction, management is able to reduce this risk due to its knowledge of the solid waste industry. During the three months ended March 31, 2000 the Company had no outstanding covered options.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following document is filed as an exhibit to this Quarterly Report on Form 10-Q:

     27.1 - Financial Data Schedule - March 31, 2000 (for SEC use only)
     27.2 - Financial Data Schedule - March 31, 1999 (for SEC use only)

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  KIMMINS CORP.


 May 15, 2000                     By:/S/ FRANCIS M. WILLIAMS
                                     -------------------------------------------
                                      Francis M. Williams
                                      President and Chief Executive Officer





     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 20, 2000.


Date:   May 15, 2000            /S/ FRANCIS M. WILLIAMS
                                ------------------------------------------------
                                Francis M. Williams
                                President and Chief Executive Officer
                                (Principal Executive Officer)



Date:   May 15, 2000            /S/ NORMAN S. DOMINIAK
                                ------------------------------------------------
                                Norman S. Dominiak
                                Vice President and Chief Financial Officer
                                (Principal Accounting and Financial Officer)