Form 10-Q
period 2000-06-30
KIMMINS CORP/DE
filed 2000-08-14
CIK 811562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ---------------------------------------------
                                    FORM 10-Q

[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

                           Commission File No. 1-10489

                  --------------------------------------------

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

                  --------------------------------------------

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

As of August 1, 2000, there were outstanding 4,872,135 shares of common stock and 1,666,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 1, 2000 was $974,427.

                                  KIMMINS CORP.

                                    FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION                                             PAGE


      Item 1. Consolidated balance sheets at December 31, 1999 and June
               30, 2000 (unaudited)                                            3

          Consolidated  statements of operations for the three months ended
               June 30, 1999 and 2000 (unaudited)                              5

          Consolidated  statements  of  comprehensive  income for the three
               months ended June 30, 1999 and 2000 (unaudited)                 6

          Consolidated  statements of  operations  for the six months ended
               June 30, 1999 and 2000 (unaudited)                              7

          Consolidated  statements  of  comprehensive  income  for  the six
               months ended June 30, 1999 and 2000 (unaudited)                 8

          Consolidated  statements  of cash flows for the six months  ended
               June 30, 1999 and 2000 (unaudited)                              9

          Notes to consolidated financial statements                          10

      Item 2.   Management's   discussion  and  analysis  of  financial
                condition and results of operations                           20

      Item 3.   Quantitative and qualitative disclosures about market risk    24

PART II.  OTHER INFORMATION

      Item 1.    Legal proceedings                                            24

      Item 2.    Changes in securities                                        24

      Item 3.    Defaults upon senior securities                              24

      Item 4.    Submission of matters to a vote of security holders          24

      Item 5.    Other information                                            24

                 Signatures                                                   25

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.         FINANCIAL STATEMENTS

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             December 31, 1999       June 30, 2000
                                                             -----------------       -------------
                                                                                      (unaudited)
Current assets:
   Cash and cash equivalents, including restricted cash
    of $1,154,399 and $1,176,226 in 1999 and 2000,
    respectively                                             $        194,202   $         346,476
   Marketable securities                                           11,520,739           9,703,582
   Accounts receivable, net
     Contract and trade                                            12,680,628          12,577,955
     Other receivables including affiliates                            63,702              62,553
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                           148,782             652,375
   Deferred income tax, net                                         1,814,725           1,680,984
   Property and equipment held for sale                             1,083,182           1,033,182
   Other current assets                                               148,906             610,555
                                                               ---------------     ---------------
        Total current assets                                 $     27,654,866   $      26,667,662
                                                               ===============     ===============


Property and equipment, net                                        37,247,209          30,573,299
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts                      8,088,928           7,078,843
Non-current portion of accounts receivable, net
   contract and trade                                                 794,495             794,495
Deferred income tax, non-current                                    2,624,170           1,133,199
Accounts receivable - affiliate                                       900,000             900,000
Note receivable - affiliate                                         1,110,764           1,000,000
Investment in Apartments                                            4,440,840           4,269,783
Investment in Cumberland Technologies, Inc.                         4,881,069           4,997,277
                                                               ---------------     ---------------
        Total assets                                         $     87,742,341   $      77,414,558
                                                               ===============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                        December 31,       June 30,
                                                                            1999            2000
                                                                            ----            ----
                                                                                          (unaudited)
Current liabilities:
   Accounts payable - trade                                       $    8,338,812     $     6,173,352
   Income tax payable                                                    247,829              95,691
   Accrued expenses                                                    5,496,312           5,203,597
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                 2,345,977           1,732,411
   Current portion of long-term debt                                  16,799,575          12,557,729
                                                                    -------------      --------------

        Total current liabilities                                 $   33,228,505     $    25,762,780
                                                                    -------------      --------------

Long-term debt                                                        43,767,033          38,995,040
Capital lease obligations                                                413,719                 -0-
Minority interest in subsidiary                                        1,641,517           1,721,944
Related party debt to be converted to common stock                     1,000,000           1,000,000

Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares
     authorized; 5,072,397 shares issued and 4,872,135
     outstanding                                                           5,072               5,072
   Class B common stock, $.001 par value; 10,000,000
     shares authorized; 2,291,569 shares issued and
     1,666,569 outstanding                                                 1,667               1,667
   Capital in excess of par value                                     20,204,072          20,204,072
   Unrealized loss on securities (net of tax)                         (5,422,319)         (5,598,840)
   Retained earnings (deficit)                                        (6,287,140)         (3,867,392)
                                                                    -------------      --------------
                                                                       8,501,352          10,744,579

   Less treasury stock, at cost (200,262 shares)                        (809,785)           (809,785)
                                                                    -------------      --------------
     Total stockholders' equity                                        7,691,567           9,934,794
                                                                    -------------      --------------
     Total liabilities and stockholders' equity                   $   87,742,341     $    77,414,558
                                                                    =============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                 KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three months ended June 30,
                                                                  ---------------------------
                                                                   1999                   2000
                                                                   ----                   ----
                                                                 (unaudited)           (unaudited)
Revenue
   Gross revenue                                              $    18,503,260     $      16,768,933
    Outside services, at cost                                      (2,778,717)           (2,806,964)
                                                                --------------       --------------
   Net revenue                                                     15,724,543            13,961,969

Costs and expenses:
   Cost of revenue earned                                          13,300,213            11,464,851
                                                                --------------       --------------

Gross Profit                                                        2,424,330             2,497,118
Selling, general and administrative expenses                        1,371,314             1,184,768
                                                                --------------       --------------

Operating income (loss)                                             1,053,016             1,312,350

Gain (loss) on sale of fixed assets                                       -0-                21,287
Minority interest in net operations of subsidiary                      73,035              (154,791)
Income from marketable securities                                         -0-               120,822
Interest expense                                                   (1,131,628)           (1,286,550)
                                                                --------------       --------------

Income (loss) before provision for income taxes (benefit)               (5,577)              13,118
Provision for income taxes (benefit)                                    (2,174)               4,920
                                                                --------------       --------------

Income (loss) from continuing operations                                (3,403)               8,198

Discontinued operations:
  Income from discontinued solid waste division
   (net of tax provision of $1,321,875 in 2000)                           -0-             2,203,125
                                                                --------------       --------------

Net income (loss)                                             $        (3,403)    $       2,211,323
                                                                ==============       ==============

Share data:
   Basic income (loss) per share from continuing operations   $          .00      $            .00
                                                                ==============       ==============
   Diluted income (loss) per share from continuing operations $          .00      $            .00
                                                                ==============       ==============

Basic income (loss) per share from discontinued operations    $          .00      $            .45
                                                                ==============       ==============
Dilute income (loss) per share from discontinued operations   $          .00      $            .45
                                                                ==============       ==============
Total basic income (loss) per share                           $          .00      $            .45
                                                                ==============       ==============
Total diluted income (loss) per share                         $          .00      $            .45
                                                                ==============       ==============
Weighted average number of shares outstanding used in
computations:
   Basic                                                            4,445,206             4,872,135
                                                               ===============       ==============
   Diluted                                                          4,445,206             4,872,135
                                                               ===============       ==============

The accompanying notes are an integral part of these consolidated financial statements.



                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                           Three months ended June 30,
                                                                                1999           2000
                                                                                ----           ----
                                                                            (unaudited)     (unaudited)

      Net income (loss)                                                  $       (3,403)    $    2,211,323

       Unrealized gain on investments in marketable securities,
           net of tax expense of $1,287,136 and $656,627                      2,013,212          1,094,381

      Less minority interest                                                   (217,427)           (76,169)

      Allocable share of unrealized gain (loss) on investments
         in marketable securities held by Cumberland                             (1,012)               487
                                                                            ------------      -------------

      Comprehensive income (loss)                                        $    1,791,370     $    3,230,022
                                                                            ============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                                 KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Six months ended June 30,
                                                                      -------------------------
                                                                          1999               2000
                                                                          ----               ----
                                                                       (unaudited)       (unaudited)
Revenue
   Gross revenue                                                      $  35,429,061      $ 31,452,063
    Outside services, at cost                                            (4,656,795)       (4,436,216)
                                                                        ------------      ------------
   Net revenue                                                           30,772,266        27,015,847

Costs and expenses:
   Cost of revenue earned                                                26,420,460        22,161,530
                                                                        ------------      ------------

Gross Profit                                                              4,351,806         4,854,317
   Selling, general and administrative expenses                           3,283,189         2,382,785
                                                                        ------------      ------------

Operating income (loss)                                                   1,068,617         2,471,532

 Gain (loss) on sale of fixed assets                                            -0-          (161,835)
 Minority interest in net operations of subsidiary                           30,917          (193,937)
 Income from marketable securities                                          564,571           845,729
 Interest expense                                                        (2,450,100)       (2,432,594)
                                                                        -------------     -------------

Income (loss) before provision for income taxes (benefit)                  (785,995)          528,895
Provision for income taxes (benefit)                                       (306,536)          312,273
                                                                        -------------     ------------


Income (loss) from continuing operations                                   (479,459)          216,622

Discontinued operations:
   Income (loss) from discontinued solid waste division (net
     of tax provision of $1,321,875 in 2000).                                   -0-         2,203,125
                                                                        -------------     ------------

Net income (loss)                                                     $    (479,459)     $  2,419,747
                                                                        =============     ============


Share data:
   Basic income (loss) per share from continuing operations           $         (.11)    $        .05
                                                                        ==============    ============
   Diluted income (loss) per share from continuing operations         $         (.00)    $        .05
                                                                        ==============    ============

   Basic income (loss) per share from discontinued operations         $          .00     $        .45
                                                                        =============     ============
   Diluted income (loss) per share from discontinued operations       $          .00     $        .45
                                                                        =============     ============

   Total basic income (loss) per share                                $         (.11)    $        .50
                                                                        =============     ============
   Total diluted income (loss) per share                              $         (.11)    $        .50
                                                                        =============     ============

Weighted average number of shares outstanding used in computations:
   Basic                                                                   4,378,242        4,872,135
                                                                        =============     ============
   Diluted                                                                 4,378,242        4,872,135
                                                                        =============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                             Six months ended June 30,
                                                                              1999               2000
                                                                              ----               ----
                                                                           (unaudited)        (unaudited)

      Net income (loss)                                               $     (479,459)    $    2,419,747

       Unrealized gain (loss) on investments in marketable
          securities, net of tax expenses of $1,178,606 in 1999
          and $91,787 tax benefit in 2000                                  1,850,416           (152,978)

      Less minority interest                                                (196,915)            10,647

      Allocable share of unrealized loss on investments
         in marketable securities held by Cumberland                         (41,471)           (34,190)
                                                                         -------------      -------------

      Comprehensive income (loss)                                     $    1,132,571     $    2,243,226
                                                                         ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                                 KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six months ended June 30,
                                                                                    1999             2000
                                                                                    ----             ----
                                                                                (unaudited)       (unaudited)
Cash flows from operating activities:
   Net income (loss) from continuing operations                              $     (479,459)    $     216,622
   Adjustments to reconcile net income from continuing operations to net cash provided (used) by operating activities:
     Depreciation and amortization                                                3,954,704         4,007,372
     Gain on sale of marketable securities                                         (564,571)         (845,729)
     Minority interest in operations of subsidiary                                  (30,917)          193,937
     Loss on disposal of property and equipment                                         -0-           161,835
     Equity in losses (earnings) of equity investees                                256,340          (283,367)
     Unearned employee compensation from Employee Stock Ownership
       Plan Trust                                                                   240,000               -0-
Changes in operating assets and liabilities:
   Accounts receivable                                                            2,576,187           214,586
   Costs and estimated earnings in excess of billings on uncompleted
       contracts                                                                    448,549           506,492
   Income tax refund receivable and payable                                        (719,120)          160,135
   Other                                                                           (137,100)         (461,649)
   Accounts payable                                                              (4,856,438)       (2,165,460)
   Accrued expenses                                                                (480,204)         (292,715)
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                       (1,627,890)         (613,566)
                                                                                ------------        ----------
Total adjustments                                                                  (940,460)          581,871
                                                                                ------------       ----------
Net cash provided by (used in) continuing operations                             (1,419,919)          798,493
Gain on sale of discontinued operations                                                 -0-         2,203,125
Provision for taxes on gain on sale of discontinued operations                          -0-         1,321,875
                                                                                ------------       ----------
Net cash provided by (used in) operating activities                              (1,419,919)        4,323,493
                                                                                ------------       ----------

Cash flows from investing activities:
   Capital expenditures                                                          (2,111,633)       (3,943,010)
   Proceeds from sale of property and equipment                                   3,914,745         6,781,225
   Cash proceeds on sale of marketable securities                                   498,593         2,916,914
   Purchase of marketable securities                                              (614,002)          (498,790)
   Deferred revenue on open stock options                                         1,409,621               -0-
                                                                                -----------        ----------
Net cash provided by (used in) investing activities                               3,097,324         5,256,339
                                                                                -----------        ----------

Cash flows from financing activities:
   Proceeds from long-term debt                                                   6,423,646           298,833
   Repayments of long-term debt                                                  (8,962,209)       (9,312,672)
   Payments on capital lease obligations                                           (268,921)         (413,719)
   Repayments of Employee Stock Ownership Plan debt                                (120,000)              -0-
                                                                                ------------       -----------
                                                                                ------------       -----------
Net cash provided by (used in) financing activities                              (2,927,484)       (9,427,558)
                                                                                ------------       -----------

Net increase (decrease) in cash                                                  (1,250,079)          152,274
Cash, beginning of period                                                         1,859,275           194,202
                                                                                ------------        ----------
Cash, end of period                                                          $      609,196     $     346,476
                                                                                ============        ==========

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

     BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1999, included in the Company's Form 10-K dated December 31, 1999, as filed with the United States Securities and Exchange Commission.

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

     MARKETABLE  SECURITIES - As a result of the sale of Kimmins Recycling Corp.
(KRC) to Eastern Environmental Services, Inc. (EESI), the Company received 555,329 shares of common stock of EESI. Subsequent to the sale of KRC to EESI, Waste Management, Inc. acquired EESI. Accordingly, the Company now holds 355,742 shares of Waste Management, Inc. (WMI) common stock. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of approximately $9,704,000 as of June 30, 2000. The Company's cost basis in these investments is approximately $19,227,000, and the unrealized loss of approximately $9,523,000, net of deferred income taxes of approximately $3,571,000, is reported as a separate component of shareholders' equity. Additionally, the Company's allocable share of the unrealized loss (net of tax) on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $34,000 for the six months ending June 30, 2000. The balance of the unrealized loss net of deferred tax is approximately $5,599,000 at June 30, 2000.

     Since July 1999, the Company's investment of $17,000,000 in WMI decreased approximately $10,241,000 before tax as a result of a decline in the current market value of WMI. The per share price declined from $53.75 per share on June 30, 1999 to $19.00 per share on June 30, 2000. The Company holds 355,742 shares of WMI at a cost of $47.79 per share.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     This unrealized loss is partially offset by an unrealized gain before tax of approximately $718,000 for the six months ended June 30, 2000 in a separate portfolio of mostly blue chip stocks.

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

2.  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS


                                                                                   December 31,            June 30,
                                                                                       1999                  2000
                                                                                       ----                  ----
                                                                                                          (unaudited)

Expenditures on uncompleted contracts                                           $        148,053,761   $       168,464,752
Estimated earnings on uncompleted contracts                                                1,417,689             5,549,500
                                                                                  -------------------    ------------------
                                                                                         149,471,450           174,014,252
Less actual and allowable billings on uncompleted contracts                              143,579,717           168,015,445
                                                                                  -------------------    ------------------
                                                                                $          5,891,733   $         5,998,807
                                                                                  ===================    ==================
Costs and estimated earnings in excess of billings on uncompleted contracts
                                                                                $          8,237,710   $         7,731,218
Billings in excess of costs and estimated earnings on
uncompleted contracts                                                                     (2,345,977)           (1,732,411)
                                                                                  -------------------    ------------------
                                                                                $          5,891,733   $         5,998,807
                                                                                  ===================    ==================



     As of December 31, 1999 and June 30, 2000, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $10,000,000. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 1999 and June 30, 2000, that were not expected to be collected within twelve months are classified as a non-current asset.

3.   PROPERTY AND EQUIPMENT HELD FOR SALE

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty-contracting segment, the Company decided to sell its transportable incineration system. This asset has a carrying value of approximately $1,800,000 as of December 31, 1999 and June 30, 2000. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The Company wrote down the carrying value of the asset by $40,000 in 1997 to reflect the fair market value based on the purchase agreement. The Company has received approximately $1,178,000 to date from the buyer towards the purchase. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company. The deposits of $1,178,000 have been netted against the carrying value of the asset resulting in approximately $622,000 being included in "property held for sale" at June 30, 2000.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company also has real estate for sale in Nashville, Tennessee, which has a net book value of approximately $411,000. This amount is also included in "Property Held for Sale".

4.  PROPERTY AND EQUIPMENT


                                                    December 31,       June 30,
                                                        1999             2000
                                                        ----             ----
                                                                      (unaudited)

     Land                                      $     1,058,234     $       1,058,234
     Buildings and improvements                      2,166,984             2,891,806
     Construction and recycling equipment           58,455,431            50,968,061
     Furniture and fixtures                            680,485               697,040
     Construction in progress                          616,742                   -0-
                                                 --------------      ----------------
                                                    62,977,876            55,615,141
     Less Accumulated Depreciation                 (35,730,667)          (25,041,842)
                                                 --------------      ----------------

     Net Property and Equipment                $    37,247,209     $      30,573,299
                                                ===============     =================

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $3,872,000 and $3,724,000 for the six months ended June 30, 1999 and 2000, respectively.


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

     On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock, of Cumberland common stock in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. The amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and is being amortized over twenty years. At June 30, 2000, the market value of the Cumberland common stock held by the Company was approximately $3,231,000 based on a stock price of $1.875.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of the financial position of Cumberland at December 31, 1999 and June 30, 2000:


                                                December 31, 1999      June 30,
                                                     1999               2000
                                                     ----               ----
                                                                     (unaudited)

Cash and cash equivalents                       $     2,000,000    $    1,201,000
Investments in various marketable securities          8,394,000         9,596,000
Accounts receivable - trade, net                      2,896,000         3,565,000
Reinsurance recoverable                               2,899,000         3,944,000
Intangibles                                           1,267,000         1,188,000
Other                                                 3,251,000         3,788,000
                                                   -------------     -------------
   Total assets                                 $    20,707,000    $   23,282,000
                                                   =============     =============

Policy liabilities and accruals                 $     9,788,000    $   11,175,000
Long-term debt                                        2,282,000         2,130,000
Other                                                 1,944,000         2,595,000
                                                   -------------     -------------
   Total liabilities                                 14,014,000        15,900,000

Stockholders' equity                                  6,693,000         7,382,000
                                                   -------------     -------------

   Total liabilities and stockholders' equity   $    20,707,000    $   23,282,000
                                                   =============     =============

     Cumberland's operating results included revenue of approximately $2,736,000 and $3,494,000 and net income of approximately $115,000 and $362,000 during the quarters ended June 30, 1999 and 2000. The Company's equity in this net income
(loss) was approximately $37,000 and $114,000 during the second quarter of 1999 and 2000 respectively. In addition, approximately $41,000 of amortization expense was recorded by the Company related to the investment during the second quarters of 1999 and 2000.

     Cumberland's operating results included revenue of approximately $5,321,000 and $6,954,000 and net income of approximately $363,000 and $800,000, respectively, during the six month periods ended June 30, 1999 and 2000. The Company's equity in the net income amounted to approximately $115,000 and $253,000, during the six month periods ended June 30, 1999 and 2000, respectively. In addition, approximately $82,000 of amortization expense was recorded by the Company relating to the investment for the six months periods ended June 30, 1999 and 2000.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     During the quarters ended June 30, 1999 and 2000, the Apartments recognized revenue of approximately $1,132,000 and $1,062,000. During the same periods, the Apartments recognized net losses of approximately $91,000 and $69,000, respectively. The Company has recorded its 49 percent share of the net results of operations. In addition, approximately $101,000 of amortization expense was recorded by the Company related to the investments in the Apartments for the quarters ended June 30, 1999 and 2000.

     The Apartments recognized revenue of $2,240,000 and $2,151,000 during the six-month periods ended June 30, 1999 and 2000 respectively. During the same periods, the Apartments recognized net losses of approximately $258,000 and $199,000. The Company has recorded its 49 percent share of the net results of operations. In addition, approximately $201,000 of amortization expense was recorded during the six-month periods ended June 30, 1999 and 2000. At June 30, 2000, the Company's balance in its total investment in the Apartments was approximately $5,170,000 of which $900,000 is classified as an "accounts receivable - affiliate".

     The following is a summary of the financial position of the Apartments at December 31, 1999 and June 30, 2000:

                                                                 Total investment
                                                                 ----------------
                                                            December 31,         June 30,
                                                                1999              2000
                                                                ----              ----
                                                            (unaudited)       (unaudited)

         Cash and cash equivalents                       $       30,000    $       14,000
         Accounts receivable - affiliate                        946,000           946,000
         Land                                                 3,800,000         3,800,000
         Buildings, capitalized construction interest,
           furniture and equipment, net                      15,555,000       15,082 ,000
         Other                                                  602,000           871,000
                                                           -------------     -------------
         Total assets                                    $   20,933,000    $   20,713,000
                                                           =============     =============

         Accounts payable and accrued expenses           $      743,000    $    1,034,000
         Accounts payable to affiliates                       1,702,000         1,587,000
         Mortgage loan payable                               20,833,000        20,751,000
         Note payable to partner - Francis M. Williams        2,860,000         2,860,000
                                                           -------------     -------------
         Total liabilities                                   26,138,000        26,232,000
         Partners' deficit                                   (5,205,000)       (5,519,000)
                                                           -------------     -------------
         Total liabilities and partners' deficit         $   20,933,000    $   20,713,000
                                                           =============     =============


                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  LONG-TERM DEBT

                                                                                        December 31,   June 30,
                                                                                           1999          2000
                                                                                           ----          ----
                                                                                                      (unaudited)
Notes payable,  principal and interest payable in monthly  installments  through
   December 1, 2004, interest at varying rates up to 13
   percent, collateralized by equipment                                            $   52,859,023    $  46,628,152

Term bank line of credit due June 30, 2000 interest payable
   monthly at lender's base rate plus .5%.                                              2,451,885              -0-

Line of credit secured by Waste  Management  shares due and payable upon demand, interest payable at lender's base rate of
   LIBOR plus .75%.                                                                     3,491,153        3,192,036

Mortgage notes,  principal and interest payable in monthly  installments through
   December 1, 2004, interest at varying rates
   up to prime plus 1.25%, collateralized by land and buildings.                        1,764,547        1,593,683

Financing agreement, principal and interest payable in monthly
   installments through September 1, 2000, interest payable at 7.05%                          -0-           49,881

Installment agreement, payable in monthly installments through
   October 19, 2000                                                                           -0-           89,017
                                                                                     -------------    -------------

Total debt                                                                             60,566,608       51,552,769
Less current portion                                                                  (16,799,575)     (12,557,729)
                                                                                     --------------   --------------

Net long term debt                                                                 $   43,767,033    $  38,995,040
                                                                                     ===============   =============


     At December 31, 1999 and June 30, 2000, there were no borrowings available under the revolving term bank line of credit. During 1999, the Company restructured its loan arrangements with one of its financial institutions, which is secured by a pledge of all of the stock of the Company's subsidiaries and substantially all of the unsecured assets of the Company. Repayment of the outstanding loans are guaranteed by Cumberland. The Company's outstanding letter of credit facility of approximately $1,100,000 is secured by a restricted cash account at a local financial institution.

     There was an outstanding balance of approximately $2,452,000 on the Company's bank line of credit as of March 31, 2000, which was scheduled to be paid off during the first quarter of 2000. The Company paid the outstanding balance on the line of credit during the second quarter of 2000.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's revolving term line of credit with a vendor supplying financing for heavy construction equipment purchases was discontinued during 1999. The outstanding balance on the revolving term line of credit is classified as notes payable.

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

     Net unrealized losses on marketable securities of approximately $5,599,000 net of taxes of $3,608,000 are recorded as a decrease to stockholders' equity as of June 30, 2000.

     During the year ended December 31, 1999, the Company acquired 41,821 shares of treasury stock at a cost of $45,522. At December 31, 1999 and June 30, 2000, the balance of the Company's treasury stock was $809,785.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   EARNINGS (LOSS) PER SHARE

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:


                                                                               Three months ended June 30,
                                                                                   1999         2000
                                                                                   ----         ----
                                                                               (unaudited)   (unaudited)
Numerator:
---------

Income (loss) from continuing operations                                  $      (3,403)   $       8,198
Adjustment for basic earnings per share
                                                                            -------------  -------------
Numerator for basis earnings per share -
   Income (loss) available to common stockholders from
   continuing operations                                                         (3,403)           8,918

Effect of dilutive securities Numerator for diluted earnings per share:
Income (loss) from continuing operations                                         (3,403)           8,198
Income (loss) from discontinued operations                                           -0-       2,203,125
                                                                                             ------------
                                                                            -------------
Income (loss) applicable to common stockholders
   after assumed conversions                                              $      (3,403)   $   2,211,323
                                                                            =============    ============


Denominator:
-----------

Denominator for basic earnings per share -
   weighted-average shares                                                     4,288,956       4,872,135
Effective of dilutive securities:
Stock options                                                                        -0-             -0-
Dilutive potential common shares                                                 625,000             -0-
                                                                            -------------    ------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                             4,913,956       4,872,135
                                                                            =============    ============


Basic income (loss) per share from continuing operations                  $        (.11)   $         .00
                                                                            =============    ============
Diluted income (loss) per share from continuing operations                $        (.11)   $         .00
                                                                            =============    ============
                                                                            =============    ============

Basic income (loss) per share from discontinued operations                $          .00   $         .45
                                                                            =============    ============
                                                                            =============    ============
Diluted income (loss) per share from discontinued operations              $          .00   $         .45
                                                                            =============    ============
                                                                            =============    ============

Total basic income (loss) per share                                       $        (.11)   $         .45
                                                                            =============    ============
Total diluted income (loss) per share                                     $        (.11)   $         .45
                                                                            =============    ============


                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  Six months ended June 30,
                                                                                    1999          2000
                                                                                    ----          ----
                                                                                (unaudited)    (unaudited)
Numerator:
---------

Income (loss) from continuing operations                                   $     (479,459)  $      216,622
Adjustment for basic earnings per share                                               -0-              -0-
                                                                             -------------    -------------
Numerator for basic earnings per share -
   Income (loss) available to common stockholders
   from continuing operations                                                    (479,459)         216,622

Effect of dilutive securities Numerator for diluted earnings per share:
Income (loss) from continuing operations                                         (479,459)         216,622
Income (loss) from discontinued operations                                            -0-        2,203,125
                                                                             -------------    -------------
Income (loss) applicable to common stockholders
   after assumed conversions                                               $     (479,459)  $    2,419,747
                                                                             =============    =============


Denominator:
-----------

Denominator for basic earnings per share -
   weighted-average shares                                                      4,378,242        4,872,135
Effective of dilutive securities:
Stock options                                                                         -0-              -0-
Dilutive potential common shares                                                      -0-              -0-
                                                                             --------------    -------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                              4,378,242        4,872,135
                                                                             ==============    =============


Basic income (loss) per share from continuing operations                   $         (.11)   $         .05
                                                                             ==============    ============
Diluted income (loss) per share from continuing operations                 $         (.11)   $         .05
                                                                             ==============    ============

Basic income (loss) per share from discontinued operations                 $           .00   $         .45
                                                                             ==============    ============
                                                                             ==============    ============
Diluted income (loss) per share from discontinued operations               $           .00   $         .45
                                                                             ==============    ============

Total basic income (loss) per share                                        $         (.11)   $         .50
                                                                             ==============    ============
                                                                             ==============    ============
Total diluted income (loss) per share                                      $         (.11)   $         .50
                                                                             ==============    ============


9.   DISCONTINUED OPERATIONS

     In 1998, the Company sold its solid waste management services (SWMS) operations to Eastern Environmental Services of Florida, Inc. Subsequently Eastern Environmental was acquired by Waste Management, Inc., (WMI).

     On June 27, 2000, the Company received, net of related legal fees, $3,525,000 from WMI as final settlement. This settlement was for adjustments required under the purchase agreement and for other disputes related to the sale of the SWMS operations.

     This amount, net of tax of $1,321,875 has been reflected on the Statement of Operations as Income from discontinued operations.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

             COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 2000


     Net revenue for the three months ended June 30, 2000 decreased 11 percent to approximately $13,962,000 from $15,725,000 for the three months ended June 30, 1999. The decrease is due primarily to the contraction of the Company's mining services ($1,743,000 decrease in net revenue) and utility services ($2,710,000 decrease in net revenue), as well as other services ($917,000 decrease in net revenue). These decreases were somewhat offset by increases in the Company's demolition services ($3,607,000 increase in net revenue).

     Outside services, which largely represent subcontractor costs increased as a percentage of net revenue to 20 percent for the second quarter of 2000 from 18 percent for the same period of 1999. The Company will use the services of a subcontractor when it determined that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a greater extent during the second quarter of 2000 than 1999 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the second quarter of 2000 decreased to approximately 82% from 85% for the same period in 1999. As a result, the gross profit for the second quarter of 2000 was approximately $2,497,000 (18% of net revenue) compared to approximately $2,424,000 (15% of net revenue) for the second quarter of 1999. The increase in the dollar amount and percentage of gross margin is primarily associated with demolition services ($204,000 increase in gross margin) and mining services ($258,000 increase in gross margin). These increases were somewhat offset by decreases in gross margin of utility services ($389,000 decrease in gross margin) due to reduced revenues.

     The Company has recognized continued improvement in gross margin during the second quarter of 2000 as compared to the second quarter of 1999. Management has focused their efforts on obtaining project work with higher gross margin potential. Actual costs have been comparable to cost estimates included in project bids and the Company has experienced gains in productivity.

     During the three months ended June 30, 2000, selling, general and administrative expenses decreased to approximately $1,185,000 (8% of net revenue) from $1,371,000 (9% of net revenue) for the three months ended June 30, 1999. The dollar and percentage decrease were primarily attributable to management's continued efforts to contain and reduce administration and overhead costs. In addition, equity income from the partnerships and Cumberland increased from approximately $111,000 loss to $168,000 income during the second quarters of 1999 and 2000, respectively.

     Minority interest in net income of subsidiary was approximately $155,000 for the three months ended June 30, 2000 compared to minority interest in net income of $73,000 during the same period in 1999. The minority interest in net income or loss of the subsidiary had reflected approximately 26% of TransCor's earnings as a result of the March 25, 1993 initial public offering of TransCor's common stock. In September 1998, the Company acquired approximately 297,000 shares of TransCor stock from Francis M. Williams the majority owner of the Company and Chairman of the Board of the Company and of TransCor. This purchase of approximately 7% of the outstanding shares increased the Company's ownership in TransCor to 81%. Also, since August 1998 TransCor acquired 514,925 shares of Treasury Stock on the open market effectively increasing the Company's ownership an additional 12% to 93%.

     Investment income from marketable securities was $-0- and approximately $121,000 for the second quarters of 1999 and 2000 respectively.

     Interest expense, net of interest income increased to approximately $1,287,000 during the three months ended June 30, 2000 compared to $1,132,000 for the three months ended June 30, 1999. The increase is primarily attributable to interest adjustments associated with final payoff of the Company's line of credit balance during June, as well as a change in accounting for accrued interest on outstanding debt. These increases were partially offset by decreased interest expense attributable to reductions in the outstanding debt balance.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company received income from discontinued operations of approximately $2,203,000 net of tax of $1,322,000 as final settlement due the Company as a result of the sale of the SWMS operations.


              COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 2000

     Net revenue for the six months ended June 30, 2000 decreased by approximately $3,756,000 or 12% to $27,016,000 from $30,772,00 for the same period in 1999. The decrease is due primarily to contraction of the Company's utility contracting services of $4,421,000, decreases in mining services ($3,624,000 decrease in net revenue), as well decreases in other services ($1,714,000). These decreases were somewhat offset by increases in demolition services ($6,003,000 increase in net revenue).

     Outside services, which largely represent subcontractor costs, increased, as a percentage of net revenue, to 16 percent for the six months ended June 30, 2000, from 15 percent for the same period in 1999. The Company will use the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a greater extent during 2000 than 1999 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue for the six months ended June 30, 2000 decreased to 82 percent from 86 percent for the same period in 1999. As a result, the gross profit for the six months ended June 30, 2000 was approximately $4,854,000 (18 percent of net revenue) compared to $4,352,000 (14 percent of net revenue) for the same period in 1999. The increase in the dollar amount ($502,000) and percentage of gross margin (4 percent) is primarily associated with demolition services ($1,042,000 in gross profit) and additionally from mining services ($1,164,000 in gross profit). These increases were somewhat offset by decreases in utility services ($1,301,000 in gross profit) and other services ($402,000 in gross profit) due to reduced revenues.

     During the six months ended June 30, 2000, selling, general and administrative expenses decreased to approximately $2,383,000 (9 percent of net revenue) from $3,283,000 (11 percent of net revenue) for the same period in 1999. The dollar and percentage decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with management's actions to reduce these costs. In addition, equity income from the partnerships and Cumberland increased from approximately $256,000 loss to $229,000 income during the six month periods ended June 30, 1999 and 2000, respectively.

     Minority interest in net loss of subsidiary was $31,000 for the six months ended June 30, 2000, compared to minority interest in net income of the subsidiary of $194,000 during the same period in 1999. The Company's ownership in TransCor has increased from 92 percent to 94 percent between June 30, 1999 and June 30, 2000, as a result of treasury stock purchased on the open market during this period.

     Interest expense, net of interest income, decreased to approximately $2,433,000 during the six months ended June 30, 2000, compared to $2,450,000 for the same period in 1999. The decrease is attributable to decreases in average borrowings during 2000 due to scheduled debt paydowns and was partially offset by interest adjustments associated with final payoff of the Company's line of credit balance during June, as well as a change in accounting for accrued interest on outstanding debt.

     As a result of the foregoing, income before provision for income taxes for the six months ended June 30, 2000 was approximately $529,000 (2 percent of net revenue) compared to a loss before provision for income taxes of approximately $786,000 (3 percent of net revenue) during the same period in 1999.

     The Company's effective tax rate was 59 percent for the six months ended June 30, 2000, compared to a rate of 40 percent for 1999 tax benefits. The higher than statutory effective tax rate was due to a change in an estimate of a deferred tax asset.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company generated income from continuing operations of approximately $217,000 (1 percent of net revenue) for the six months ended June 30, 2000 as compared with a loss from continuing operations of $479,000 (2 percent of net revenue) for the same period during 1999.

     The Company received income from discontinued operations of approximately $2,203,000 net of tax of $1,322,000 as final settlement due the Company as a result of the sale of the SWMS operations.

     As a result of the foregoing, the Company reported net income for the six months ended June 30, 2000 of approximately $2,420,000 (9% of net revenue) as compared with a net loss of $479,000 (2% of net revenue) for the same period during 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities was approximately $1,420,000 during the six months ended June 30, 1999 compared to cash provided by operating activities of approximately $4,323,000 during the six month period ended June 30, 2000. Cash of $3,525,000 received from Waste Management, Inc. was the primary reason for net cash provided by operating activities.

     The Company had capital expenditures during the six months ended June 30, 1999 and 2000 of $2,112,000 and $3,944,000, respectively. During 1999 and 2000, most capital expenditures were related to the conversion of leases to fixed asset purchases of construction equipment utilized in the Company's specialty contracting operations. In addition, 1999 capital expenditures included the purchase of accounting software. Future capital expenditures will be financed by available cash resources, cash flow from operations and available credit resources, as needed.

     Net cash provided by investing activities was $3,097,000 and $5,256,000 during the six months ended June 30, 1999 and 2000. During the six months ended of June 30, 2000, the Company realized approximately $6,781,000 and $2,917,000 proceeds from the sale of equipment and marketable securities, respectively.

     The net cash used in financing activities was approximately $9,428,000 during the six months ended June 30, 2000. The majority of this amount is attributable to repayments of long-term debt and capital lease obligations.

     The Company's ratio of debt to equity was 7.9 to 1 and 5.2 to 1 at December 31, 1999 and June 30, 2000, respectively. The decrease in debt is primarily due to the debt paydowns exceeding new debt and the increase in stockholders' equity is primarily related to the additional gain realized in June, 2000 from the final settlement on the sale of the SWMS operations.

     During the six months ended June 30, 1999 and 2000, the Company's average contract and trade receivables less retainage were outstanding for 62 and 58 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payments.

     At December 31, 1999 and June 30, 2000, approximately $2,074,000 and $1,963,000, respectively of the combined accounts receivable-affiliates and note receivable-affiliates are due from affiliates of the Company's President. The affiliated receivables are guaranteed by Mr. Williams.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During 2000, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. As of June 30, 2000, the Company has debt of approximately $51,553,000 of which $49,959,000 has a fixed interest rate. The remaining debt of $1,594,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $16,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market interest rate risk is not material. As of June 30, 2000, the Company's 93% owned subsidiary TransCor, held for other than trading purposes, marketable equity securities of publicly traded companies having a value of approximately $9,704,000 ($6,759,000 related to Waste Management, Inc.). These securities are subject to price risk.

     Beginning in January 1999, TransCor began trading covered options on Waste Management, Inc. common stock. Management believes although there is always price risk in this type of transaction, management is able to reduce this risk due to its knowledge of the solid waste industry. During the six months ended June 30, 1999, TransCor invested approximately $3,033,000 in covered options and recognized income of approximately $525,000 on proceeds of $2,508,000. Subsequent to June 30, 1999, the Company closed all open option transactions recognizing income of $1,833,000 from this trade. During the six months ended June 30, 2000 the Company had no outstanding covered options.

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


ITEM 5.    OTHER INFORMATION

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

     3.1 Articles of Incorporation of the Registrant (incorporated herein by reference to Appendix B to the Proxy Statement filed August 16, 1999).

     3.2 Bylaws of the Registrant (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 19, 1999 as filed with the Securities and Exchange Commission).

     27.1 Financial Data Schedule - June 30, 2000.

     27.2 Restated Financial Data Schedule - June 30, 1999.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KIMMINS CORP.


                                    By: /s/ Francis M. Williams
                                       -------------------------------------
                                       Francis M. Williams
                                       President and Chief Executive Officer


August 14, 2000


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 14, 2000.



Date:   8-14-00                    /s/ Francis M. Williams
     ----------------------        ----------------------------------------
                                   Francis M. Williams
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:   8-14-00                    /s/ Norman S. Dominiak
     -----------------------       ----------------------------------------
                                   Norman S. Dominiak
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)