Form 10-Q
period 2000-09-30
KIMMINS CORP/DE
filed 2000-11-14
CIK 811562

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------
                                    FORM 10-Q

[Mark One]
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

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

                        ---------------------------------

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

As of November 1, 2000 there were outstanding 4,872,135 shares of common stock and 1,666,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 1, 2000 was $1,979,061.

                                  KIMMINS CORP.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                         PAGE
                                                                                                       ----
          Item 1.     Consolidated balance sheets at December 31, 1999 and
                         September 30, 2000 (unaudited)                                                   3

                      Consolidated statements of operations for the three months ended
                         September 30, 1999 and 2000 (unaudited)                                          5

                      Consolidated statements of comprehensive income for the three months ended
                         September 30, 1999 and 2000 (unaudited)                                          6

                      Consolidated statements of operations for the nine months ended
                         September 30, 1999 and 2000 (unaudited)                                          7

                      Consolidated statements of comprehensive income for the nine months ended
                         September 30, 1999 and 2000 (unaudited)                                          8

                      Consolidated statements of cash flows for the nine months ended
                         September 30, 1999 and 2000 (unaudited)                                          9

                      Notes to consolidated financial statements
                                                                                                         10

          Item 2.     Management's discussion and analysis of financial condition and
                         results of operations                                                           20

          Item 3.     Quantitative and qualitative disclosures about market risk                         24

PART II.              OTHER INFORMATION

          Item 1.     Legal proceedings                                                                  25

          Item 2.     Changes in securities                                                              25

          Item 3.     Defaults upon senior securities                                                    25

          Item 4.     Submission of matters to a vote of security holders                                25

          Item 5.     Other information                                                                  25

                      Signatures                                                                         26



                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      December 31,          September 30,
                                                                          1999                  2000
                                                                  ------------------   --------------------
                                                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                      $          194,202   $            374,855
   Marketable securities                                                  11,520,739              8,966,987
   Accounts receivable, net
     Contract and trade                                                   12,680,628             13,775,473
     Other receivables including affiliates                                   63,702                 67,823
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                  148,782                406,655
   Deferred income tax, net                                                1,814,725              1,795,713
   Property and equipment held for sale                                    1,083,182              1,033,181
   Other current assets                                                      148,906                698,117
                                                                     ----------------     ------------------

        Total current assets                                              27,654,866             27,118,804
                                                                     ----------------     ------------------

Property and equipment, net                                               37,247,209             28,168,872
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts                             8,088,928              7,214,928
Non-current portion of accounts receivable, net
   contract and trade                                                        794,495                794,495
Deferred income tax, non-current                                           2,624,170              1,547,693
Accounts receivable - affiliate                                              900,000                900,000
Note receivable - affiliate                                                1,110,764              1,000,000
Investment in Apartments                                                   4,440,840              3,984,364
Investment in Cumberland Technologies, Inc.                                4,881,069              5,028,823
                                                                     ----------------     ------------------

        Total assets                                              $       87,742,341   $         75,757,979
                                                                     ================     ==================


                   The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               December 31,         September 30,
                                                                                 1999                  2000
                                                                           ------------------   --------------------
                                                                                                     (unaudited)
Current liabilities:
   Accounts payable - trade                                                $         8,338,812  $        6,914,605
   Income tax payable                                                                  247,829             146,389
   Accrued expenses                                                                  5,496,312           5,742,823
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                           2,345,977           2,058,681
   Current portion of long-term debt                                                16,799,575          15,772,271
   Other current liabilities                                                               -0-              16,000
                                                                              -----------------    ----------------
        Total current liabilities                                                   33,228,505          30,650,769
                                                                              -----------------    ----------------

Long-term debt                                                                      43,767,033          32,524,700
Capital lease obligations                                                              413,719                 -0-
Minority interest in subsidiary                                                      1,641,517           1,614,227
Related party debt to be converted to common stock                                   1,000,000           1,000,000

Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares authorized;
      5,072,397 shares issued and 4,872,135 outstanding                                  5,072               5,072
   Class B common stock, $.001 par value; 10,000,000 shares
      authorized; 2,291,569 shares issued and 1,666,569 outstanding                      1,667               1,667
   Capital in excess of par value                                                   20,204,072          20,204,072
   Unrealized loss on securities (net of tax)                                      (5,422,319)          (5,987,428)
   Retained earnings (deficit)                                                     (6,287,140)          (3,445,315)
                                                                              -----------------    ----------------
                                                                                     8,501,352          10,778,068
   Less treasury stock, at cost (200,262 shares)                                     (809,785)            (809,785)
                                                                              -----------------    ----------------

     Total stockholders' equity                                                      7,691,567           9,968,283
                                                                              -----------------    ----------------

     Total liabilities and stockholders' equity                            $        87,742,341  $       75,757,979
                                                                              =================    ================


                   The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three months ended September 30,
                                                                                  1999                  2000
                                                                                  ----                  ----
                                                                              (unaudited)           (unaudited)
                                                                          --------------------  -------------------
Revenue
   Gross revenue                                                          $       14,945,307    $       14,263,178
   Outside services, at cost                                                        (943,556)           (2,668,968)
                                                                          --------------------  -------------------
   Net revenue                                                                    14,001,751            11,594,210

Costs and expenses:
   Cost of revenue earned                                                         12,576,084             9,501,958
                                                                          --------------------  -------------------

Gross profit                                                                       1,425,667             2,092,252
Selling, general and administrative expenses                                       1,975,867             1,181,750
                                                                          --------------------  -------------------

Operating income (loss)                                                             (550,200)              910,502

Gain (loss) on sale of fixed assets                                                      -0-               164,096
Minority interest in net operations of subsidiary                                   (133,768)               (6,611)
Income from marketable securities                                                  1,502,577               110,569
Interest expense                                                                  (1,012,780)           (1,041,071)
                                                                          --------------------  -------------------

Income (loss) before provision for income taxes (benefit)                           (194,171)              137,485

Provision for income taxes (benefit)                                                 (75,728)             (284,592)
                                                                          --------------------  -------------------

Net income (loss)                                                         $         (118,443)   $          422,077
                                                                          ===================   ===================
Share data:
   Basic income (loss) per share                                          $             (.03)   $              .09
                                                                          ===================   ===================
   Diluted income (loss) per share                                        $             (.03)   $              .09
                                                                          ===================   ===================

Weighted average number of shares outstanding used in computations:
   Basic                                                                            4,702,568            4,872,135
                                                                          ===================   ===================
   Diluted                                                                          4,702,568            4,872,135
                                                                          ===================   ===================

                   The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three months ended September 30,
                                                                 1999                  2000
                                                                 ----                  ----
                                                              (unaudited)           (unaudited)
                                                         --------------------  -------------------
Net income (loss)                                        $         (118,443)   $         422,077

Unrealized gain (loss) on investments in
   marketable securities, net of tax benefit of
   $4,734,343 and $254,234                                       (7,411,954)            (423,724)

Less minority interest                                              563,309               29,491

Allocable share of unrealized loss on investments in
marketable securities held by Cumberland                            (71,821)               5,646
                                                         --------------------  ------------------

Comprehensive income (loss)                              $       (7,038,909)   $          33,490
                                                         ====================  ==================

                   The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Nine months ended September 30,
                                                                                 1999                   2000
                                                                              (unaudited)           (unaudited)
                                                                         -------------------  ------------------
Revenue
   Gross revenue                                                         $      50,374,368    $      45,715,241
    Outside services, at cost                                                   (5,600,351)          (7,105,184)
                                                                         -------------------  ------------------
   Net revenue                                                                  44,774,017           38,610,057

Costs and expenses:
   Cost of revenue earned                                                       38,996,544           31,663,488
                                                                         -------------------  ------------------

Gross Profit                                                                     5,777,473            6,946,569
Selling, general and administrative expenses                                     5,259,056            3,564,535
                                                                         -------------------  ------------------

Operating income (loss)                                                            518,417            3,382,034

 Gain (loss) on sale of fixed assets                                                   -0-                2,261
 Minority interest in net operations of subsidiary                                 (102,851)           (200,548)
 Income from marketable securities                                                2,067,148             956,298
 Interest expense                                                                (3,462,880)         (3,473,665)
                                                                         -------------------  ------------------

Income (loss) before provision for income taxes (benefit)                          (980,166)            666,380
Provision for income taxes (benefit)                                               (382,264)            214,574
                                                                         -------------------  ------------------

Income (loss) from continuing operations                                           (597,902)            451,806

Discontinued operations:
   Income (loss) from discontinued solid waste division (net
     of tax provision of $1,134,982 in 2000).                                           -0-           2,390,018
                                                                         -------------------  ------------------

Net income (loss)                                                        $         (597,902)  $       2,841,824
                                                                         ===================  ==================


Share data:
   Basic income (loss) per share from continuing operations              $             (.14)  $             .13
                                                                         ===================  ==================
   Diluted income (loss) per share from continuing operations            $             (.14)  $             .13
                                                                         ===================  ==================

   Basic income (loss) per share from discontinued operations            $              .00   $             .45
                                                                         ===================  ==================
   Diluted income (loss) per share from discontinued operations          $              .00   $             .45
                                                                         ===================  ==================

   Total basic income (loss) per share                                   $             (.14)  $             .58
                                                                         ===================  ==================
   Total diluted income (loss) per share                                 $             (.14)  $             .58
                                                                         ===================  ==================

Weighted average number of shares outstanding used in computations:
   Basic                                                                          4,426,827           4,872,135
                                                                         ===================  ==================
   Diluted                                                                        4,426,827           4,872,135
                                                                         ===================  ==================

                   The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                             Nine months ended September 30,
                                                                                 1999                 2000
                                                                              (unaudited)          (unaudited)
                                                                         ------------------  ------------------

     Net income (loss)                                                   $       (597,902)   $      2,841,824

      Unrealized gain (loss) on investments in marketable
         securities, net of tax benefit of $3,555,737 in 1999
         and $346,021 tax benefit in 2000                                      (5,561,538)           (576,702)

     Less minority interest                                                       586,742              40,138

     Allocable share of unrealized loss on investments
        in marketable securities held by Cumberland                              (113,292)            (28,544)
                                                                         ------------------  ------------------

     Comprehensive income (loss)                                         $     (5,685,990)   $      2,276,716
                                                                         ==================  ==================


                   The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Nine months ended September 30,
                                                                                            1999                        2000
                                                                                         (unaudited)                (unaudited)
                                                                                      ---------------------   ----------------------
Cash flows from operating activities:
   Net income (loss)                                                                  $           (597,902)   $             451,806
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
       Depreciation and amortization                                                             6,690,867                5,861,231
       Gain on sale of marketable securities                                                    (2,067,148)                (966,437)
       Minority interest in operations of subsidiary                                               102,851                  200,548
       Gain on disposal of property and equipment                                                   41,985)                  (2,261)
       Accrued interest on term note                                                                75,000                      -0-
       Equity in losses of equity investees                                                        263,506                  163,780
       Unearned employee compensation from Employee Stock Ownership
         Plan Trust                                                                                840,000                      -0-

Changes in operating assets and liabilities:
   Accounts receivable                                                                           3,221,193                1,094,845)
   Costs and estimated earnings in excess of billings on uncompleted contracts                   2,073,842                  616,127
   Income tax refund receivable and payable                                                       (382,084)                  14,378
   Other                                                                                          (120,241)                (442,568)
   Accounts payable                                                                             (4,512,188)              (1,424,207)
   Accrued expenses                                                                                 46,173                  246,511
   Other current liabilities                                                                           -0-                   16,000
   Billings in excess of costs and estimated earnings on uncompleted contracts                  (2,347,385)                (287,296)
                                                                                      ---------------------   ----------------------
Total adjustments                                                                                4,142,401                2,573,401
                                                                                      ---------------------   ----------------------
Net cash provided by continuing operations                                                       3,544,499                3,025,207

Gain on sale of discontinued operations                                                                -0-                2,390,018
Provision for taxes on gain of sale of discontinued operations                                         -0-                1,134,982
                                                                                      ---------------------   ----------------------
Net cash provided by operating activities                                                        3,544,499                6,550,207
                                                                                      ---------------------   ----------------------

Cash flows from investing activities:
   Capital expenditures                                                                         (3,684,391)              (3,959,874)
   Proceeds from sale of property and equipment                                                  4,070,385                7,656,073
   Proceeds on sale of marketable securities                                                       979,790                3,439,351
   Purchase of marketable securities                                                            (1,202,359)                (821,748)
                                                                                      ---------------------   ----------------------
Net cash provided by investing activities                                                          163,425                6,313,803
                                                                                      ---------------------   ----------------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                                  8,106,739                  298,208
   Repayments of long-term debt                                                                (12,818,743)             (12,567,845)
   Repayments of capital lease obligations                                                             -0-                 (413,719)
   Purchase on treasury stock                                                                      (45,475)                     -0-
   Repayments of Employee Stock Ownership Plan debt                                               (240,000)                     -0-
                                                                                      ---------------------   ----------------------
Net cash used in financing activities                                                           (4,997,479)             (12,683,356)
                                                                                      ---------------------   ----------------------
Net increase (decrease) in cash                                                                 (1,289,555)                 180,653
Cash, beginning of period                                                                        1,859,275                  194,202
                                                                                      ---------------------   ----------------------
Cash, end of period                                                                   $            569,720    $             374,855
                                                                                      =====================   ======================


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

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1999, included in the Company's Form 10-K dated December 31, 1999, as filed with the United States Securities and Exchange Commission.

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

     Marketable  securities - As a result of the sale of Kimmins Recycling Corp.
(KRC) to Eastern Environmental Services, Inc. (EESI), the Company received 555,329 shares of common stock of EESI. Subsequent to the sale of KRC to EESI, Waste Management, Inc. acquired EESI. Accordingly, the Company now holds 355,742 shares of Waste Management, Inc. (WMI) common stock. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of approximately $8,967,000 as of September 30, 2000. The Company's cost basis in these investments is approximately $19,222,000, and the unrealized loss of approximately $5,932,000, net of income taxes and the minority interest's allocable share of approximately $3,800,000 and $444,000, respectively, is reported as a separate component of shareholder's equity. Additionally, the Company's allocable share of the unrealized loss on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $46,000 for the nine months ending September 30, 2000. The balance of unrealized loss net of deferred tax and the minority interest's allocable share is approximately $5,987,000 at September 30, 2000

     Since July 1999, the Company's investment of $17,000,000 in WMI decreased approximately $10,797,000 before tax as a result of a decline in the current market value of WMI. The per share price declined from $53.75 per share on June 30, 1999 to $17.44 per share on September 30, 2000. The Company holds 355,742 shares of WMI at a cost of $47.79 per share.

     The Company's unrealized loss in its investment in WMI is partially offset by an unrealized gain of approximately $596,000 for the nine months ended September 30, 2000 in a separate portfolio of mostly blue chip stocks.

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

2.   Costs and estimated earnings in excess of billings on uncompleted contracts


                                                                      December 31,       September 30,
                                                                          1999                2000
                                                                   ------------------  ----------------
                                                                                          (unaudited)

Expenditures on uncompleted contracts                              $     148,053,761   $   180,916,833
Estimated earnings on uncompleted contracts                                1,417,689         7,683,069
                                                                   ------------------  ----------------
                                                                         149,471,450       188,599,902
Less actual and allowable billings on uncompleted contracts              143,579,717       183,037,000
                                                                   ------------------  ----------------
                                                                   $       5,891,733   $     5,562,902
                                                                   ==================  ================
Costs and estimated earnings in excess of billings on
uncompleted contracts                                              $       8,237,710   $     7,621,583
Billings in excess of costs and estimated earnings on
uncompleted contracts                                                     (2,345,977)       (2,058,681)
                                                                   ------------------  ----------------
                                                                   $       5,891,733   $     5,562,902
                                                                   ==================  ================

     As of December 31, 1999 and September 30, 2000, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $10,000,000. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 1999 and September 30, 2000, that were not expected to be collected within twelve months are classified as a non-current asset.

3.   Property and equipment held for sale

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty-contracting segment, the Company decided to sell its transportable incineration system. This asset has a carrying value of approximately $1,800,000 as of December 31, 1999 and September 30, 2000. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The Company wrote down the carrying value of the asset by $40,000 in 1997 to reflect the fair market value based on the purchase agreement. The Company has received approximately $1,178,000 to date from the buyer towards the purchase. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company. The deposits of $1,178,000 have been netted against the carrying value of the asset resulting in approximately $622,000 being included in "property held for sale" at September 30, 2000.

     The Company also has real estate for sale in Nashville, Tennessee, which has a net book value of approximately $411,000. This amount is also included in "property held for sale".

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Property and equipment

                                                December 31,        September 30,
                                                    1999                2000
                                              ------------------   ----------------
                                                                     (unaudited)

 Land                                         $       1,058,234    $     1,058,234
 Buildings and improvements                           2,166,984          2,891,805
 Construction and recycling equipment                58,455,431         50,065,409
 Furniture and fixtures                                 680,485            676,347
 Construction in progress                               616,742                -0-
                                              ------------------   ----------------
                                                     62,977,876         54,691,795
 Less accumulated depreciation                      (25,730,667)       (26,522,923)
                                              ------------------   ----------------

 Net property and equipment                   $      37,247,209    $    28,168,872
                                              ==================   ================

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $6,566,000 and $5,434,000 for the nine months ended September 30, 1999 and 2000, respectively.


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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a summary of the financial position of Cumberland at September 30, 2000:

                                                     December 31,    September 30,
                                                         1999             2000
                                                    -------------   --------------
                                                                     (unaudited)

Cash and cash equivalents                           $  2,000,000    $   1,978,000
Investments in various marketable securities           8,394,000        9,947,000
Accounts receivable - trade, net                       2,896,000        4,045,000
Reinsurance recoverable                                2,899,000        3,261,000
Intangibles                                            1,267,000        1,151,000
Other                                                  3,251,000        3,761,000
                                                    -------------   --------------
   Total assets                                     $ 20,707,000    $  24,143,000
                                                    =============   ==============

Policy liabilities and accruals                     $  9,788,000    $  11,875,000
Long-term debt                                         2,282,000        2,117,000
Other                                                  1,944,000        2,594,000
                                                    -------------   --------------
   Total liabilities                                  14,014,000       16,586,000

Stockholders' equity                                   6,693,000        7,557,000
                                                    -------------   --------------

   Total liabilities and stockholders' equity       $ 20,707,000    $  24,143,000
                                                    =============   ==============

     Cumberland's operating results included revenue of approximately $1,748,000 and $1,609,000 and net income of approximately $285,000 and $202,000 during the quarters ended September 30, 1999 and 2000. The Company's equity in this net income was approximately $90,000 and $64,000 during the third quarters of 1999 and 2000 respectively. In addition, approximately $41,000 of amortization expense was recorded by the Company related to the investment during the third quarters of 1999 and 2000.

     Cumberland's operating results included revenue of approximately $7,069,000 and $8,563,000 and net income of approximately $648,000 and $1,002,000 respectively during the nine month periods ended September 30, 1999 and 2000. The Company's equity in this net income amounted to approximately $205,000 and $317,000 during the nine month periods ended September 30, 1999 and 2000, respectively.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the quarters ended September 30, 1999 and 2000, the Apartments recognized revenue of approximately $1,071,000 and $1,359,000. During the same periods, the Apartments recognized net losses of approximately $91,000 and $114,000, respectively. The Company has recorded its 49.5 percent share of the net results of operations. In addition, approximately $101,000 of amortization expense was recorded by the Company related to the investments in the Apartments for the quarters ended September 30, 1999 and 2000.

     The Apartments recognized revenue of approximately $3,311,000 and $3,510,000 during the nine month periods ended September 30, 1999 and 2000, respectively. During the same periods, the Apartments recognized net losses of approximately $439,000 and $313,000. The Company has recorded its 49.5 percent share of the net results of operations. In addition, approximately $302,000 of amortization expense was recorded during the nine month periods ended September 30, 1999 and 2000. At September 30, 2000, the Company's balance in its total investment in the Apartments was approximately $4,884,000, of which $900,000 is classified as an "account's receivable-affiliate". In addition, approximately $302,000 of amortization expense was recorded by the Company relating to the investment for the nine month periods ended September 30, 1999 and 2000.

     The following is a summary of the financial position of the Apartments at December 31, 1999 and September 30, 2000

                                                      December 31,       September 30,
                                                           1999              2000
                                                      ---------------   ----------------
                                                                          (unaudited)

 Cash and cash equivalents                            $       30,000    $        (5,000)
 Accounts receivable - affiliate                             946,000            946,000
 Land                                                      3,800,000          3,800,000
 Buildings, capitalized construction interest,
 furniture and equipment, net                             15,555,000         14,866,000
 Other                                                       602,000            555,000
                                                      ---------------   ----------------
 Total assets                                         $   20,933,000    $    20,162,000
                                                      ===============   ================

 Accounts payable and accrued expenses                $      743,000    $       670,000
 Accounts payable to affiliates                            1,702,000          1,555,000
 Mortgage loan payable                                    20,833,000         20,711,000
 Note payable to partner - Francis M. Williams             2,860,000          2,860,000
                                                      ---------------   ----------------
 Total liabilities                                        26,138,000         25,796,000
   Partners' deficit                                      (5,205,000)        (5,634,000)
                                                      ---------------   ----------------
 Total liabilities and partners' deficit              $   20,933,000    $    20,162,000
                                                      ===============   ================

                                  KIMMINS CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Long-term debt

                                                                                         December 31,       September 30,
                                                                                              1999               2000
                                                                                        ---------------    ----------------
                                                                                                              (unaudited)

Notes payable,  principal and interest payable in monthly  installments  through
   December 1, 2004, interest at varying rates up to 13
   percent, collateralized by equipment                                                 $     52,859,023   $      43,496,718

Term bank line of credit due March 31, 2000 interest payable
   monthly at lender's base rate plus .5%.                                                     2,451,885                 -0-

Line of credit secured by Waste  Management  shares due and payable upon demand, interest payable at lender's base rate of
   LIBOR plus .75%.                                                                            3,491,153           3,257,543

Mortgage notes,  principal and interest payable in monthly  installments through
   December 1, 2004, interest at varying rates
   up to prime plus 1.25%, collateralized by land and buildings.                               1,764,547           1,520,456

Installment agreement, payable in monthly installments through
   October 19, 2000                                                                                  -0-              22,254
                                                                                         ---------------    ----------------

Total debt                                                                                    60,566,608          48,296,971
Less current portion                                                                         (16,799,575)        (15,772,271)
                                                                                        ----------------   -----------------
Net long term debt                                                                      $     43,767,033   $      32,524,700
                                                                                        ================   =================

     At December 31, 1999 and September 30, 2000, there were no borrowings available under the revolving term bank line of credit. During 1999, the Company restructured its loan arrangements with one of its financial institutions, which is secured by a pledge of all of the stock of the Company's subsidiaries and substantially all of the unsecured assets of the Company. Repayment of the outstanding loans are guaranteed by Cumberland. The Company's outstanding letter of credit facility of approximately $1,100,000 is secured by a restricted cash account at a local financial institution.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Net  unrealized  loss  on  the  Company's  marketable  securities  and  the
Company's allocable share of Cumberland's unrealized loss of approximately $5,987,000, net of taxes and the minority interest's share of approximately $3,859,000 and $444,000, respectively, are recorded as a decrease to stockholders' equity as of September 30, 2000.

     During the year ended December 31, 1999, the Company acquired 41,821 shares of treasury stock at a cost of $45,522. At December 31, 1999 and September 30, 2000, the balance of the Company's treasury stock was $809,785.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Earnings (loss) per share

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                                                        Three months ended
                                                                                           September 30,
                                                                                      1999             2000
                                                                                --------------   --------------
                                                                                  (unaudited)      (unaudited)
Numerator:
---------

Income (loss) from continuing operations                                        $    (118,443)   $     422,077
                                                                                --------------   --------------
Adjustment for basic earnings per share                                                  -0-               -0-
Numerator for basic earnings per share -
   Income (loss) available to common stockholders from
   continuing operations                                                             (118,443)         422,077

Effect of dilutive securities Numerator for diluted earnings per share:
Income (loss) from continuing operations                                             (118,443)         422,077
Income (loss) from discontinued operations                                                -0-              -0-
                                                                                --------------   --------------
Income (loss) applicable to common stockholders
   after assumed conversions                                                    $    (118,443)   $     422,077
                                                                                ==============   ==============


Denominator:
-----------

Denominator for basic earnings per share -
   weighted-average shares                                                          4,702,568        4,872,135
Effect of dilutive securities:
Stock options                                                                             -0-              -0-
Dilutive potential common shares                                                          -0-              -0-
                                                                                --------------   --------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                                  4,702,568        4,872,135
                                                                                ==============   ==============



Basic income (loss) per share from continuing operations                        $        (.03)   $         .09
                                                                                ==============   ==============
Diluted income (loss) per share from continuing operations                      $        (.03)   $         .09
                                                                                ==============   ==============
Basic income (loss) per share from discontinued operations                      $         -0-    $         .00
                                                                                ==============   ==============
Diluted income (loss) per share from discontinued operations                    $         -0-    $         .00
                                                                                ==============   ==============

Total basic income (loss) per share                                             $        (.03)   $         .09
                                                                                ==============   ==============
Total diluted income (loss) per share                                           $        (.03)   $         .09
                                                                                ==============   ==============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                                        Nine months ended
                                                                           September 30,
                                                                      1999               2000
                                                                  ----------------  --------------
                                                                 (unaudited)        (unaudited)
Numerator:
---------

Income (loss) from continuing operations                          $     (597,902)  $     451,806
                                                                  ---------------  --------------
Adjustment for basic earnings per share                                     -0-              -0-
Numerator for basic earnings per share -
   Income (loss) available to common stockholders from
   continuing operations                                                (597,902)        451,806

Effect of dilutive securities
Numerator for diluted earnings per share:
Income (loss) from continuing operations                                (597,902)        451,806
Income (loss) from discontinued operations                                   -0-       2,390,018
                                                                  ---------------  --------------
Income (loss) applicable to common stockholders
   after assumed conversions                                      $     (597,902)  $   2,841,824
                                                                  ==============   ==============

Denominator:
-----------

Denominator for basic earnings per share -
   weighted-average shares
Effect of dilutive securities:                                         4,426,827       4,872,135
Stock options                                                                -0-             -0-
Dilutive potential common shares                                             -0-             -0-
                                                                  --------------   --------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                     4,426,827       4,872,135
                                                                  ==============   ==============



Basic income (loss) per share from continuing operations          $         (.14)  $         .09
                                                                  ==============   ==============
Diluted income (loss) per share from continuing operations        $         (.14)  $         .09
                                                                  ==============   ==============

Basic income (loss) per share from discontinued operations        $          -0-   $         .49
                                                                  ==============   ==============
Diluted income (loss) per share from discontinued operations      $          -0-   $         .49
                                                                  ==============   ==============

Total basic income (loss) per share                               $         (.14)  $         .58
                                                                  ==============   ==============
Total diluted income (loss) per share                             $         (.14)  $         .58
                                                                  ==============   ==============

9.   Discontinued operations

     In 1998, the Company sold its solid waste management services (SWMS) operations to Eastern Environmental Services of Florida, Inc. Subsequently, Eastern Environmental was acquired by Waste Management, Inc. (WMI).

     On June 27, 2000, the Company received, net of related legal fees, $3,525,000 from WMI as final settlement. This settlement was for adjustments required under the purchase agreement and for other disputes related to the sale of the SWMS operations

     This amount, net of tax of $1,134,982 has been reflected on the statement of operations as income from discontinued operations.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


     Net revenue for the three months ended September 30, 2000 decreased 17 percent to approximately $11,594,000 from $14,002,000 for the three months ended September 30, 1999. The decrease is due primarily to the contraction of the Company's utility services ($3,642,000 decrease in net revenue) and mining services ($2,461,000 decrease in net revenue). These decreases were somewhat offset by increases in the Company's demolition services ($2,472,000 increase in net revenue) as well as other services ($1,224,000 increase in net revenue).

     Outside services, which largely represent subcontractor costs increased as a percentage of net revenue to 23 percent for the third quarter of 2000 from 7 percent for the same period of 1999. The Company uses the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a greater extent during the third quarter of 2000 than 1999 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the third quarter of 2000 decreased to approximately 82% from 90% for the same period in 1999. As a result, the gross profit for the third quarter of 2000 was approximately $2,092,000 (18% of net revenue) compared to approximately $1,426,000 (10% of net revenue) for the third quarter of 1999. The increase in the dollar amount and percentage of gross margin is primarily associated with demolition services ($350,000 increase in gross margin), other services ($260,000 increase in gross margin) and mining services ($98,000 increase in gross margin). These increases were somewhat offset by decreases in gross margin of utility services ($42,000 decrease in gross margin) due to reduced revenues.

     The Company has recognized continued improvement in gross margin during the third quarter of 2000 as compared to the third quarter of 1999. Management has focused their efforts on obtaining project work with higher gross margin potential. Actual costs have been comparable to cost estimates included in project bids and the Company has experienced gains in productivity.

     During the three months ended September 30, 2000, selling, general and administrative expenses decreased to approximately $1,182,000 (10% of net revenue)  from  $1,976,000  (14% of net  revenue)  for the  three  months  ended
September 30, 1999. The dollar and percentage decreases were primarily attributable to management's continued efforts to contain and reduce administration and overhead costs.

     Minority interest in net income of subsidiary was approximately $7,000 for the three months ended September 30, 2000 compared to minority interest in net income of $134,000 during the same period in 1999. The minority interest in net income or loss of the subsidiary had reflected approximately 26% of TransCor's earnings as a result of the March 25, 1993 initial public offering of TransCor's common stock. In September 1998, the Company acquired approximately 297,000 shares of TransCor stock from Francis M. Williams the majority owner of the Company and Chairman of the Board of the Company and of TransCor. This purchase of approximately 7% of the outstanding shares increased the Company's ownership in TransCor to 81%. Also, since August 1998 TransCor acquired 514,925 shares of Treasury Stock on the open market effectively increasing the Company's ownership an additional 12% to 93%.

     Investment income from marketable securities was $111,000 and approximately $1,503,000 for the third quarters of 2000 and 1999 respectively. The Company held a larger share of marketable securities including covered options in 1999 as compared to 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the third quarter 2000, the Company incurred a gain of approximately $164,000 on the sale of excess heavy construction equipment.

     Interest expense, net of interest income increased to approximately $1,041,000 during the three months ended September 30, 2000 compared to $1,013,000 for the three months ended September 30, 1999. The increase is primarily attributable to interest adjustments associated with final payoff of the Company's line of credit balance during June, as well as a change in accounting for accrued interest on outstanding debt. These increases were partially offset by decreased interest expense attributable to reductions in the outstanding debt balance.

     Provision for income tax benefit was $97,699 for the three months ended September 30, 2000 compared to $75,728 for the three months ended September 30, 1999.


           COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

     Net revenue for the nine months ended September 30, 2000 decreased 14 percent to approximately $38,610,000 from $44,774,000 for the nine months ended September 30, 1999. The decrease is due primarily to the contraction of the Company's utility services ($8,398,000 decrease in net revenue) and mine services ($6,237,000 decrease in net revenue). These decreases were somewhat offset by increases in the Company's demolition services ($6,892,000 increase in net revenue) and other services ($1,579,000 increase in net revenue).

     Outside services, which largely represent subcontractor costs increased to approximately 18% as a percentage of net revenue for the nine months ended September 30, 2000 from 13% for the same period of 1999. The Company uses the services of a subcontractor when it determines that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to a greater extent during the third quarter of 2000 than in 1999 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the nine months ended September 30, 2000 decreased to approximately 82% from 88% for the same period in 1999. As a result, the gross profit for the nine months ended September 30, 2000 was approximately $6,947,000 (18% of net revenue) compared to $5,777,000 (13% of net revenue) for the same period in 1999. The increase in the dollar amount and percentage of gross margin is primarily associated with demolition services ($1,554,000 increase in gross margin) and other services ($400,000 increase in gross margin). These increases were somewhat offset by decreases in gross margin of utility services ($636,000 decrease in gross margin) and mining services ($149,000 decrease in gross margin).

     The Company has recognized a significant improvement in gross margin during the third quarter of 2000 as compared to the third quarter of 1999. Management has focused their efforts on obtaining project work with higher gross margin potential. Actual costs have been comparable to cost estimates included in project bids and the Company has experienced continual gains in productivity.

     During the nine months ended September 30, 2000, selling, general and administrative expenses decreased to $3,565,000 (9% of net revenue) from $5,259,000 (12% of net revenue) for the nine months ended September 30, 1999. The dollar decrease and percentage increase is primarily attributable to reduced revenues. In addition, equity income from the partnerships and Cumberland increased from approximately $12,000 loss to $297,000 income during the first nine months of 1999 and 2000, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Minority interest in net income of subsidiary was approximately $201,000 for the nine months ended September 30, 2000 compared to minority interest in net income of $103,000 during the same period in 1999. The minority interest in net income or loss of the subsidiary had reflected approximately 26% of TransCor's earnings as a result of the March 25, 1993 initial public offering of TransCor's common stock. In September 1998, the Company acquired approximately 297,000 shares of TransCor stock from Francis M. Williams the majority owner of the Company and Chairman of the Board of the Company and of TransCor. This purchase of approximately 7% of the outstanding shares increased the Company's ownership in TransCor to 81%. Also, since August 1998 TransCor acquired 514,925 shares of Treasury Stock on the open market effectively increasing the Company's ownership an additional 12% to 93%.

     Investment income from marketable securities was approximately $956,000 and $2,067,000 for the nine months ended September 30, 2000 and 1999 respectively. The Company held a larger share of marketable securities including covered options in 1999 as compared to 2000.

     Interest expense, net of interest income increased slightly to approximately $3,474,000 during the nine months ended September 30, 2000 compared to $3,463,000 for the nine months ended September 30, 1999. The increase is primarily attributable to interest adjustments associated with final payoff of the Company's line of credit balance during June 2000, as well as a change in accounting for accrued interest on outstanding debt. These increases were mostly offset by decreased interest expense attributable to reductions in the outstanding debt balance.

     As a result of the foregoing, income before provision for income taxes for the nine months ended September 30, 2000 was approximately $666,000 (2% of net revenue) compared to a net loss before provision for taxes of $980,000 (2% of net revenue) during the same period in 1999.

     The Company's effective tax rate was 39% for the nine months ended September 30, 1999 and 32% for the nine months ended September 30, 2000. The decrease in the tax rate was due to a change in an estimate of a deferred tax asset.

     The Company generated net income from continuing operations for the nine months ended September 30, 2000 of approximately $452,000 (1% of net revenue) as compared with a net loss of approximately $598,000 (1% of net revenue) for the same period during 1999.

     The Company received income from discontinued operations of approximately $2,390,000 net of tax of $1,135,000 as final settlement due the Company as a result of the sale of the SWMS operations.

     As a result of the foregoing, the Company reported net income for the nine months ended September 30, 2000 of approximately $2,842,000 (7% of net revenue) as compared with a net loss of $598,000 (1% of net revenue) for the same period during 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $3,544,499 and $6,550,207 during the nine months ended September 30, 1999 and 2000, respectively. Depreciation and amortization were the primary sources of cash provided by continuing operations during 1999 and 2000. In 2000, the Company received a $3,525,000 cash settlement from WMI.

     The Company had capital expenditures during the nine months ended September 30, 1999 and 2000 of $3,684,391 and $3,959,874, respectively. These purchases were primarily related to equipment purchases for equipment previously leased.

     Net cash provided by investing activities was $163,425 and $6,313,802 during the nine months ended September 30, 1999 and 2000. During 2000, the Company realized approximately $11,095,000 proceeds from the sale of equipment and marketable securities.

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The net cash used in financing activities was approximately $12,683,000 during the nine months ended September 30, 2000 and $4,997,000 for the nine months ended September 30, 1999. The majority of the amount used during the nine months ended September 30, 2000 is attributable to repayments of approximately $12,982,000 of long-term debt and capital leases.

     The Company's ratio of debt to equity was 6.0 and 5.2 at September 30, 1999 and September 30, 2000, respectively. The decrease in debt is primarily due to the debt paydowns exceeding new debt and the decrease in stockholders' equity is primarily related to the increase in the unrealized loss on marketable securities since September 30, 1999.

     During the nine months ended September 30, 1999 and 2000, the Company's average contract and trade receivables less retainage were outstanding for 92 and 89 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payments.

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


New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Financial Accounting Standards Board has issued Statement No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133, which delays the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of the statement to have a significant effect on earnings or the financial position of the Company.

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



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     During 2000, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. As of September 30, 2000, the Company has debt of approximately $48,297,000 of which $46,777,000 has a fixed interest rate. The remaining debt of $1,520,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $15,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market interest rate risk is not material. As of September 30, 2000, the Company's 93% owned subsidiary TransCor, held for other than trading purposes, marketable equity securities of publicly traded companies having a value of approximately $8,967,000 ($6,203,000 related to Waste Management, Inc.). These securities are subject to price risk.

     Beginning in January 1999, TransCor began trading covered options on Waste Management, Inc. common stock. Management believes although there is always price risk in this type of transaction, management is able to reduce this risk due to its knowledge of the solid waste industry. During the nine months ended September 30, 1999, TransCor invested approximately $3,696,000 in covered options and recognized income of approximately $1,996,000 on proceeds of $5,692,000. Subsequent to September 30, 1999, the Company has not entered into additional option transactions.

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

          27   Financial Data Schedule (for SEC use only)

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


                                  KIMMINS CORP.


                                  By: /s/ Francis M. Williams
                                      ------------------------------------------
                                      Francis M. Williams
                                      President and Chief Executive Officer


November 14,2000


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 14, 2000.



Date: November 14, 2000             /s/ Francis M. Williams
                                    --------------------------------------------
                                    Francis M. Williams
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: November 14, 2000             /s/ Norman S. Dominiak
                                    --------------------------------------------
                                    Norman S. Dominiak
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)