Form 10-K
period 2000-12-31
KIMMINS CORP/DE
filed 2001-03-28
CIK 811562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           _____________________________
                                    FORM 10-K
[MARK ONE]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

                           Commission File No. 1-10489
                           _____________________________

                                  KIMMINS CORP.
             (Exact name of registrant as specified in its charter)

               FLORIDA                           59-3598343
       (State of Incorporation)      (I.R.S. Employer Identification No.)

                 1501 SECOND AVENUE, EAST, TAMPA, FLORIDA 33605
   (Address of registrant's principal executive offices, including zip code)
                         _____________________________
      (Registrant's telephone number, including area code): (813) 248-3878

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 Name of Exchange
            Title of Each Class                on Which Registered
       _____________________________       _____________________________
       Common Stock, $.001 par value                  None

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

     As of March 15, 2001 there were outstanding 4,872,135 shares of Common Stock and 1,666,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 2001, was $2,436,068.

                          _____________________________
                      DOCUMENTS INCORPORATED BY REFERENCE:


                                    NONE

                                  KIMMINS CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                           No.
                                                                                         -----
PART I
  Item 1       Business......................................................................3
  Item 2       Properties....................................................................8
  Item 3       Legal Proceedings.............................................................8
  Item 4       Submission of Matters to a Vote of Security Holders...........................8

PART II
  Item 5       Market for the Registrant's Common Equity and Related Stockholder Matters.....9
  Item 6       Selected Financial Data......................................................10
  Item 7       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.....................................................11
  Item 7A      Quantitative and Qualitative Disclosures about Market Risk...................17
  Item 8       Financial Statements and Supplementary Data..................................18
  Item 9       Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosures..................................................48

PART III
  Item 10      Directors and Executive Officers of the Registrant...........................49
  Item 11      Executive Compensation.......................................................50
  Item 12      Security Ownership of Certain Beneficial Owners and Management...............53
  Item 13      Certain Relationships and Related Transactions...............................54

PART IV
  Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K..............56


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


                                     PART I

ITEM 1.  BUSINESS
                                   THE COMPANY

     Kimmins Corp. and its subsidiaries (collectively, the "Company") provide specialty-contracting services in the south, mainly in Florida, including earthwork; infrastructure development; underground construction; roadwork; site remediation services; facilities demolition and dismantling; and asbestos abatement. The Company historically operated two business segments: solid waste management services and specialty contracting services. The Company previously provided solid waste management services through its TransCor Waste Services, Inc., ("TransCor") subsidiary to commercial, industrial, residential, and municipal customers in the state of Florida. As a result of TransCor's sale of its wholly owned subsidiary Kimmins Recycling Corp. ("KRC") in August 1998, the Company no longer provides solid waste management services.

     The Company's specialty contracting services are as follows:

                - Earthwork  and  utility  contracting  -  Earthwork  activities including commercial and residential site work and earthwork activities for the phosphate mining industry. Utility contracting, including infrastructure services such as sewer lines, water lines, and roads and site remediation services.

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

     The Company's strategy is to continue to focus on specialty contracting projects for private and governmental customers. The Company does not consider its business to be highly seasonal.

SERVICES
--------

SPECIALTY CONTRACTING:
---------------------

EARTHWORK AND UTILITY CONTRACTING SERVICES

     Since 1988, the Company has directed its focus toward environmental and utility contracting, including infrastructure and reconstructive service work. The Company, through its subsidiary, Kimmins Contracting Corp., continues to provide comprehensive non-hazardous contracting services, including infrastructure services such as water and sewer line installation, replacement and repair, to private and governmental customers primarily in the state of Florida. Related infrastructure development includes road installation, repair and widening, and installation, repair and enhancement of drainage and wastewater services.

     Kimmins Contracting Corp. has broadened its array of services by adding earthwork operations. These operations are mainly directed toward the private sector in the state of Florida and include land reclamation, dam construction and other earthwork operations for the phosphate mining industry, and residential and commercial site work services.

     As part of its earthwork and utility contracting services, the Company offers a range of services for the removal and disposal of hazardous materials. The services offered include construction of containment systems and the excavation and removal of contaminated material. The Company has de-emphasized its hazardous waste services and will only perform these services in conjunction with other environmental demolition activities.

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

DISCONTINUED OPERATIONS
-----------------------

SOLID WASTE MANAGEMENT SERVICES:
-------------------------------

     On May 31, 1998, the Company sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services , Inc. (EESI). TransCor adopted a formal plan to dispose of its solid waste management services operations on July 17, 1998 by selling its wholly owned subsidiary KRC to EESI. On August 31, 1998, the Company completed the sale of the solid waste management services (SWMS) operations. The assets sold consisted primarily of accounts receivables, contracts, property and equipment and goodwill. The selling price was approximately $69,400,000 in the form of cash and EESI common stock. On December 31, 1998, EESI was acquired by Waste Management, Inc. (WMI) and the Company received stock of Waste Management, Inc. in exchange for its EESI stock. On June 27, 2000, the Company received net of related legal fees, $3,525,000 from WMI as final settlement. This settlement was for adjustments required under the purchase agreement and for other disputes related to the sale of the SWMS operations.

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


PERFORMANCE BONDS
-----------------

     The Company is required to post performance bonds in connection with certain asbestos abatement, waste remediation, demolition, and construction contracts. For the years ended December 31, 1999 and 2000, most of the Company's revenue was derived from contracts or projects that required the Company to post performance bonds. The Company's current bonding capacity for qualification purposes is $30,000,000 for individual projects and $60,000,000 in the aggregate. This capacity is not intended to be either a limitation or a commitment as to the Company's bond capacity, but rather guidelines for qualification purposes. It is customary for surety bond companies to underwrite each surety obligation individually; therefore, the potential for more or less capacity exists based on the merits of the obligation. Historically, the Company has obtained surety bond support for individual projects in the $53,000,000 range while the aggregate approached $100 million.


MARKETING
---------

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


CUSTOMERS
---------

     The primary, private customers for the Company's specialy contracting services are corporations, engaged in heavy manufacturing, such as phosphate mining, commercial and residential real estate developers, as well as public utilities and federal, state and local government agencies. For the years ended December 31, 1998, 1999 and 2000, the following table summarizes the revenue earned on contracts with significant customers that aggregated more than 10 percent of the continuing operations revenues:


                                                (In thousands)
                                                --------------
                                      1998             1999            2000
                                      ----             ----            ----
Phosphate mining                       17,594           14,372           8,010
Utility municipal                         -0-              -0-           6,025
Real estate development                10,039              -0-          14,891
Governmental infrastructure             6,950              -0-             -0-
                                    ----------      -----------     -----------
Total from above customers       $     34,583    $      14,372   $      28,926
                                    ==========      ===========     ===========

Percentage of gross revenue             46.7%            22.7%           47.6%
                                    ==========      ===========     ===========

     For the year ended December 31, 2000, 69 percent and 31 percent, respectively, of the Company's gross revenue were derived from private and governmental customers, respectively. Government contracts, which represent a significant portion of the Company's gross revenue, are subject to legislation mandating a balanced budget; delays in funding; lengthy review processes for awarding contracts; delay or termination of contracts at the convenience of the government; and termination, reduction or modification of contracts in the event of changes in the government's policies or because of budgetary constraints. Furthermore, increased or unexpected costs could result in losses or reduced profits under fixed-price government as well as commercial contracts. The Company continues to focus efforts on securing more private customers.

BACKLOG
-------

     As of December 31, 2000, the Company had a backlog of uncompleted projects under contract aggregating approximately $20,745,000 (compared to approximately $20,250,000 as of December 31, 1999), of which approximately $12,240,000 is attributable to earthwork and utility contracting services, approximately $7,983,000 is attributable to demolition and dismantling services, and approximately $522,000 is attributable to asbestos abatement and other services. The Company anticipates that it will recognize approximately 99% of the revenues from these projects by the end of 2001.

COMPETITION
-----------

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

INSURANCE COVERAGE
------------------

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

GOVERNMENT REGULATION
---------------------

     The Company is subject to an extensive and frequently changing statutory and regulatory framework of federal, state, and local environmental, health, safety, and transportation authorities, which imposes significant compliance burdens and risks upon the Company. The Company believes it is in substantial compliance with all material federal, state, and local laws governing its material business operations. Nevertheless, amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into other jurisdictions and types of operations could result not only in the additional risk of noncompliance, but also in the increase in regulatory burden that could cause related increases in costs and expenses.

     The federal regulations of most importance to the Company are governed by the Occupational Safety and Health Administration ("OSHA"), the Mine Safety and Health Administration ("MSHA"), and the Department of Transportation ("DOT"). We are substantially in compliance with all regulations. The Company conducts regular training programs and inspections on a regular basis. In addition, our brokers and insurance carriers also conduct inspections.

PERMITS AND LICENSES
--------------------

     Many states license such areas of the Company's operations as asbestos abatement and general contracting. Licensing requires that workers and supervisors receive training from EPA approved and state certified organizations and pass required tests. The Company is currently licensed to perform its services in approximately a dozen states. The Company also operates in certain states that do not have a special asbestos abatement or general contracting license requirement, however, these states have adopted regulations regarding worker safety with which the Company must comply.

     The Company may need additional licenses to expand its operations. Although there can be no assurance, based upon the level of training of its employees and its experience, the Company currently believes that it can obtain all such required licenses.

EMPLOYEES
---------

     The Company has approximately 383 employees, of which 4 are employed in executive capacities, 32 in professional capacities, 15 in administrative capacities, 45 as field supervisors and 287 in field operations. None of the Company's employees are union members or covered by collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

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


ITEM 2.  PROPERTIES

     The Company owns its principal executive offices that are located in approximately 20,600 square feet of office space at 1501 and 1502 Second Avenue, East, Tampa, Florida 33605. The offices are subject to a mortgage, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 2000, of approximately $1,472,000. This variable rate note matures on October 1, 2004 and currently bears interest at the base rate plus 1/2%.

     The Company placed its new shop in service during the first quarter of 2000. The shop is approximately 9,000 square feet and is located at 1617 Second Avenue East, which is adjacent to the Company's principal executive offices.

     The Company's subsidiary, TransCor, owns vacant property outside of Nashville, Tennessee. The land is undeveloped and listed for sale. This property is included in property held for sale - non-current.

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

     As a result of the Company no longer meeting the continued listing criteria of the NYSE, the Company was delisted from the NYSE after the close of business on March 1, 1999. On March 10, 1999, the Company's application for registration on the NASD Over the Counter Bulletin Board (OTCBB) was cleared. On March 11, 1999 the Company began trading on the OTCBB under the symbol "KVNM". The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities. An OTC equity security generally is any equity that is not listed or traded on Nasdaq or a national securities exchange. OTCBB securities include national, regional, and foreign equity issues, warrants, units, American Depository Receipts (ADRs) and Direct Participation Programs (DPPs). The OTCBB is a quotation medium for subscribing members, not an issuer listing service, and should not be confused with the Nasdaq Stock Market. OTCBB securities are traded by a community of Market Makers that enter quotes and trade reports through a highly sophisticated closed computer network, which is accessed through Nasdaq Workstation II. The OTCBB is unlike the NYSE in that it:

        o does not  impose  listing  standards;
        o does not  provide  automated  trade executions;
        o does not maintain  relationships with quoted issuers;  and
        o does not have the same obligations for Market Makers.

     The following table sets forth for the periods indicated high and low sales prices of the Company's common stock as reported by the NYSE or the NASD OTCBB:


           1999                  High           Low
           ----                  ----           ---
    First Quarter           $    2.5625    $   0.3750
    Second Quarter          $    1.5000    $   0.3750
    Third Quarter           $    1.2188    $   0.4375
    Fourth Quarter          $    0.7188    $   0.2800

           2000
    First Quarter           $    0.7500    $   0.3125
    Second Quarter          $    0.5312    $   0.1900
    Third Quarter           $    0.5000    $   0.2000
    Fourth Quarter          $    0.4375    $   0.2300

     The closing stock price for the Company's stock on March 8, 2001, was $0.4375. On March 1, 2001 there were approximately 704 holders of record of the Company's common stock. Certain record holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

Dividends
---------

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

Recent Sales of Unregistered Securities
---------------------------------------

     The following information relates to equity securities of the Company issued or sold during the year ended December 31, 2000, that were not registered under the Securities Act in 1993, as amended (the "Securities Act").

     The Company issued no securities during 2000 that were exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following selected financial data are derived from the consolidated financial statements of Kimmins Corp. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

HISTORICAL OPERATING STATEMENT DATA:

                                                                    Years ended December 31,
                                                              (In thousands, except per share data)
                                                1996         1997        1998          1999        2000
                                                ----         ----        ----          ----        ----
Gross revenue                               $   78,552    $ 102,717   $   74,051    $  63,450   $  60,756
Net revenue                                     63,288       80,932       59,302       56,241      52,249
Operating income (loss)                        (6,930)      (2,524)     (14,850)      (2,112)       4,232
Income (loss) from continuing operations       (7,231)      (5,611)     (15,088)      (3,340)         471
Income (loss) from discontinued operations     (1,452)      (2,907)       19,431          -0-       2,390
Net income (loss)                              (8,683)      (8,518)        4,343      (3,340)       2,861

PER SHARE DATA:

Income (loss) from continuing
  operations per share:
     Basic                                  $   (1.63)    $  (1.30)   $   (3.51)    $  (0.73)   $     .10
     Diluted                                $   (1.63)    $  (1.30)   $   (3.51)    $  (0.73)   $     .10
Income (loss) from discontinued
  operations per share:
     Basic                                  $    (.33)    $   (.67)   $     4.52    $     -0-   $     .49
     Diluted                                $    (.33)    $   (.67)   $     4.52    $     -0-   $     .49
Net income (loss) per share:
     Basic                                  $   (1.96)    $  (1.97)   $     1.01    $  (0.73)   $     .59
     Diluted                                $   (1.96)    $  (1.97)   $     1.01    $  (0.73)   $     .59
Weighted average number of shares of
  common stock used in the calculation:
     Basic                                       4,420        4,318        4,297        4,576       4,872
     Diluted                                     4,420        4,318        4,297        4,576       4,872
Dividends per share                               None         None         None         None        None


HISTORICAL BALANCE SHEET DATA:

                                                                 As of December 31,
                                                                   (In thousands)
                                       1996          1997          1998        1999        2000
                                       ----          ----          ----        ----        ----
Current assets                      $  41,381    $   38,322   $    47,205  $   27,655  $   34,778
Working capital (deficiency)           16,898         (633)         6,053     (5,574)       2,046
Net assets of discontinued
   operations                           6,073         7,091           -0-         -0-         -0-
Total assets                           66,493       110,330       114,300      88,614      77,328
Long term debt                         16,556        54,595        50,769      43,767      30,748
Stockholder's equity                   17,853         9,393        14,671       7,692      12,003

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INTRODUCTION

     The Company conducts its business in one segment: specialty-contracting services. This segment provides comprehensive services including earth moving; land reclamation and site preparation; facilities demolition and dismantling; installation of sewer lines, water lines and roads; excavation, removal and disposal of contaminated soil; groundwater treatment; and asbestos abatement.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated (i) the percentage of net revenue represented by certain items in the financial statements of the Company, and (ii) the percentage change in the dollar amount of such items from period to period.

                                                    Percentage of Net Revenue             Percentage Increase (Decrease)
                                                     Year Ended December 31,                 Year ended December 31,
                                                     -----------------------                 -----------------------
                                            1998           1999            2000           1999 vs. 1998    2000 vs. 1999
                                            ----           ----            ----           -------------    -------------

        Gross revenues                       124.9%         112.8%            116.3%           (14.3%)           (4.2%)
        Outside services                     (24.9%)        (12.8%)           (16.3%)          (51.1%)            18.0%
                                          ----------     ----------     -------------    --------------   --------------
        Net revenue                          100.0%         100.0%              100%            (5.2%)           (7.1%)
        Cost of revenue earned               114.1%          91.1%             83.2%           (23.8%)          (15.1%)
                                          ----------     ----------     -------------    --------------   --------------
        Gross profit                        (14.1%)           8.9%             16.8%            165.7%            74.6%
        Selling, general and
           administrative expense             11.9%          12.8%              8.7%              2.1%          (37.2%)
                                          ----------     ----------     -------------    --------------   --------------
        Operating income (loss)             (26.0%)         (3.9%)              8.1%             85.8%           292.2%
        Income from marketable
           securities                           -0-           4.4%              1.9%              100%          (59.3%)
        Minority interest in net
           (income) loss of subsidiary         6.1%           0.2%              0.4%             96.4%            54.9%
        Gain (loss) on sale of fixed
           assets                              1.0%           0.2%              0.0%           (84.8%)         (117.3%)
        Interest expense, net                 10.9%           8.9%              8.2%           (22.9%)          (14.3%)
                                          ----------     ----------     -------------    --------------   --------------
        Income (loss) before
           provision for income taxes
           (benefit)                        (42.1%)         (8.4%)              1.4%             80.9%           115.6%
        Provision for income taxes
           (benefit)                        (16.6%)         (2.5%)              0.5%             85.7%         (119.4%)
                                          ----------     ----------     -------------    --------------   --------------
        Net income (loss) from
           continuing operations            (25.5%)         (5.9%)              0.9%             77.9%           114.1%
        Net income (loss) from
           discontinued operations            32.8%           0.0%              4.6%          (100.0%)           100.0%
                                          ----------     ----------     -------------    --------------   --------------

        Net income (loss)                      7.3%         (5.9%)              5.5%          (176.9%)           185.7%
                                          ==========     ==========     =============    ==============   ==============

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

CONTINUING OPERATIONS

     Net revenue for the year ended December 31, 2000, decreased by approximately $3,992,000 or 7.1 percent to $52,249,000 from $56,241,000 for the same period in 1999. The decrease is due primarily to decreases in the Company's utility contracting services ($8,036,000 decrease in net revenue), and mine services ($6,409,000). These decreases were somewhat offset by increases in the Company's demolition services ($10,386,000 increase in net revenue) and other services ($67,000 increase in net revenue).

     During the year ended December 31, 2000, the Company's percentage of gross revenues from private customers remained unchanged from 1999 at 69 percent.

     Outside services, which largely represent subcontractor costs, increased as a percentage of net revenue to approximately 16 percent for the year ended December 31, 2000 from approximately 13 percent for the same period in 1999. The Company will use the services of a subcontractor when it determines that it is more economical to do so than internally providing the services. The Company utilized the services of subcontractors to a greater extent during 2000 than 1999 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned as a percentage of net revenue for the year ended December 31, 2000 decreased to 83 percent from 91 percent for the same period in 1999. As a result, the gross profit for the year ended December 31, 2000 was approximately $8,764,000 (17 percent of net revenue) compared to $5,019,000 (9 percent of net revenue) for the same period in 1999. The increase in the dollar amount $3,745,000 and percentage of gross margin (8 percent) is primarily associated with the Company's demolition services ($2,285,000 increase in gross profit), utility contracting services ($1,017,000 increase in gross profit), mining services ($432,000 increase in gross profit) and other services ($11,000 increase in gross profit).

     Depreciation and amortization decreased to approximately $7,671,000 in 2000 from approximately $9,197,000 in 1999. The decrease relates primarily to the sale of some underutilized heavy construction equipment which was sold in late 1999 and 2000.

     Included in the Company's operating results for the years ended December 31, 1999 and 2000 is the activity related to the settlement and/or resolution of contract claims and unapproved change orders. The "Excess of recovery over cost" amounts have been reserved for other claims, or reduced by current costs associated with claims. This activity can be summarized as follows:

                                               Years ended December 31,
                                               1999               2000
                                         -------------    --------------
Claim recoveries                          $ 1,400,000         $ 801,000

Cost of recoveries                          1,014,000            33,000
                                         -------------    --------------

Excess of recovery over cost          $       386,000  $        768,000
                                         =============    ==============

     The Company had the following balances recorded relating to contract claims and unsigned change orders at December 31, 1999 and 2000.

                                                Years ended December 31,
                                                 1999              2000
                                             --------------     ------------
Claims                                    $     10,731,000   $    9,902,000
Unapproved change orders                               -0-              -0-
                                             --------------     ------------
                                          $     10,731,000   $    9,902,000
                                             ==============     ============
Cumulative external claim
   preparation costs included above       $            -0-   $          -0-
                                             ==============     ============

     During the year ended December 31, 2000, selling, general and administrative expenses decreased to approximately $4,531,000 (9 percent of net revenue) from $7,221,000 (13 percent of net revenue) for the same period in 1999. The dollar and percentage decrease are attributable to reductions in administrative costs including salaries and wages, ESOP compensation expenses, legal fees, bad debt expense, supplies and bank charges.

     Interest expense, net of interest income for the year ended December 31, 2000 was approximately $4,285,000 as compared to approximately $5,000,000 for the year ended December 31, 1999. The average amount of debt decreased between periods, since debt payments during the year exceeded borrowings by approximately $12,944,000.

     The Company's income tax expense for continuing operations was calculated using a rate of approximately 37 percent for the year ended December 31, 2000. The Company's income tax provision for continuing operations was calculated using a rate of approximately 30 percent for the year ended December 31, 1999. As a result of the foregoing, the Company recorded income from continuing operations of approximately $471,000 for the year ended December 31, 2000, as compared to a loss from continuing operations of approximately $3,340,000 for the year ended December 31, 1999.

     On June 27, 2000, the Company received, net of related legal fees, $3,525,000 as final settlement from WMI. This amount was for adjustments required under the purchase agreement and for other disputes related to the sale of the SWMS operations.

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

     During the year ended December 31, 1999, the Company's percentage of gross revenues from private customers increased from 68 percent to 69 percent. The increase in private work is mainly attributable to earthwork projects including land reclamation and site preparation. The decrease in the percentage of government work from 32% to 31% for the year ended December 31, 1999 is primarily attributable to fewer road construction projects with the Florida Department of Transportation and local municipalities.

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

     Cost of revenue earned as a percentage of net revenue for the year ended December 31, 1999 decreased to 91 percent from 114 percent for the same period in 1998. As a result, the gross profit for the year ended December 31, 1999 was approximately $5,110,000 (9 percent of net revenue) compared to ($7,777,000) (negative 14 percent of net revenue) gross loss for the same period in 1998. The increase in the dollar amount $12,887,000 and percentage of gross margin (22 percent) is primarily associated with the Company's utility contracting services ($7,038,000 increase in gross profit), and mining services ($2,458,000 increase in gross profit), demolition services ($1,224,000 increase in gross profit) and other services ($2,167,000 increase in gross profit).

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

     Included in the Company's operating results for the years ended December 31, 1998 and 1999 is the activity related to the settlement and/or resolution of contract claims and unapproved change orders. This activity can be summarized as follows:

                                            Years ended December 31,
                                             1998             1999
                                             ----             ----
Claim recoveries                      $     1,058,000    $    1,400,000
Cost of recoveries                          2,311,000         1,013,000
                                         -------------    --------------
Excess of recovery over cost          $   (1,253,000)    $      387,000
                                         =============    ==============

     In addition, the Company incurred costs associated with unresolved claims of approximately $500,000 and $763,000 during 1998 and 1999 respectively. The Company also recorded a reserve of approximately $387,000 during 1999.

     The Company had the following balances recorded relating to contract claims and unsigned change orders at December 31, 1998 and 1999.

                                               Years ended December 31,
                                                1998            1999
                                                ----            ----
        Claims                               $ 9,678,000   $ 9,337,000
        Unapproved change orders                     -0-           -0-
                                             ------------  ------------
                                             $ 9,678,000   $ 9,337,000
                                             ============  ============
        Cumulative external claim
          preparation costs included above   $       -0-   $        -0-
                                             ============ =============

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

     As a result of the foregoing, the Company recorded a loss from continuing operations of approximately $3,340,000 and $15,088,000 for the years ended December 31, 1999 and 1998 respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by (used in) operating activities was approximately ($20,333,000), $5,426,000 and $7,547,000 for the years ended December 31, 1998,
1999 and 2000. Cash provided by operations in 2000 was primarily the result of the $3,525,000 final settlement received from WMI.

     During 2000, the Company generated cash from investing activities of approximately $6,952,000. This amount was primarily the result of cash proceeds from the sale of property and equipment used by specialty contracting operations of approximately $8,241,000 as well as the net proceeds from the sale of marketable securities of $3,725,000. The proceeds were partially offset by capital expenditures of $4,031,000.

     The Company made capital expenditures of approximately $6,459,000, $5,029,000 and $4,031,000 in 1998, 1999 and 2000, respectively. The expenditures in 2000 were primarily related to the acquisition of equipment associated with the Company's utility contracting operations. Management believes future capital expenditures will be financed by available cash resources, cash flow from operations and available credit resources, as needed.

     During 2000, the Company used cash in financing activities of approximately $13,394,000. The 2000 borrowings and the related debt payments resulted in a decrease in the total indebtedness of the Company to approximately $48,623,000 at December 31, 2000 (approximately $61,567,000 at December 31, 1999). Current maturities of total indebtedness amount to approximately $17,875,000 at December 31, 2000 (approximately $16,800,000 at December 31, 1999). Payments on long term debt were approximately $14,647,000 during 2000. These payments were partially offset by new borrowings of approximately $1,290,000 during 2000.

     During the years ended December 31, 1999 and 2000, the Company's average contract and trade receivables were outstanding for 73 and 65 days, respectively. This improvement is primarily the result of the Company's 2000 mix of business as well as the concentrated effort by the senior management team to accelerate cash collections. The Company anticipates sustaining the current rate of collection for the year ended December 31, 2001. Management believes that the number of days outstanding for its receivables approximates industry norms. Part of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will generally result in a delay of payment to subcontractors.

     In addition to the sales above, the Company has discontinued the use of certain assets with a net book value of approximately $1,033,000 and has placed them for sale. Of these assets, approximately $1,800,000 net of $1,177,500 of deposits received relates to assets from the discontinuance of a certain remediation business in the specialty-contracting segment. The remaining balance of approximately $411,000 represents the net book value of land for sale located in Nashville, Tennessee. Subsequent to December 31, 2000, the Company received approximately $4,637,000 from the sale of its investment in the Apartments. This amount represented the book value of the Apartments as of February 28, 2001, and no gain or loss resulted from this transaction.

     As a result of the sale of the investment in the Apartments in March 2001, the investment account is classified as a current asset. The Company, therefore has working capital of approximately $2,046,000 as of December 31, 2000. Management of the Company anticipates that its projected operations, coupled with the marketable securities, will provide sufficient levels of cash to fulfill its current and future obligations in the normal course of business.

     The Company's current bonding coverage for non-environmental projects is $30,000,000 for an individual project and $60,000,000 in the aggregate. Historically, the Company has obtained bonding coverage in amounts up to $8,500,000 for environmental projects and $53,000,000 for non-environmental projects. However, bonding coverage is not guaranteed on projects up to the above limits because each project has its own distinct and separate bond requirements, and it is customary for surety bonding companies to underwrite each surety obligation individually. Management believes that bonding coverages are adequate for the size and scope of projects being performed.


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

FORWARD-LOOKING INFORMATION

     The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that reflect management's current views with respect to future events and financial performance. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, economic conditions, weather conditions, competitive factors, changes in market prices of the Company's investments and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During  2000,  the  Company  did not  enter  into  any  transactions  using derivative financial instruments or derivative commodity instruments. As of December 31, 2000, the Company has debt of approximately $48,623,000 of which $2,504,000 has a fixed interest rate. The remaining debt of $46,119,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $15,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market risk is not material. As of December 31, 2000, the Company held available-for-sale marketable equity securities of publicly traded companies having a value of approximately $12,361,000 ($9,872,000 related to Waste Management, Inc.). These securities are subject to price risk.

     Beginning in January 1999, the Company began trading covered options on Waste Management, Inc. common stock. Since December 31, 1999, the Company had no funds invested in covered options. These securities are subject to price risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                  KIMMINS CORP.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                          Page

Report of Independent Certified Public Accountants..........................19

Report of Independent Certified Public Accountants..........................20

Consolidated balance sheets at December 31, 1999 and 2000...................21

Consolidated statements of operations for each of the three years in the period ended December 31, 2000....................................23

Consolidated statements of comprehensive income for each
   of the years in the period ended December 31, 2000.......................25

Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 2000........................26

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2000....................................27

Notes to consolidated financial statements..................................28


Financial statement schedule:

Schedule II - Valuation and qualifying accounts.............................56


     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Kimmins Corp.

     We have audited the accompanying consolidated balance sheets of Kimmins Corp. as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kimmins Corp. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the two years in the periods ended December 31, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                     /s/ Giunta, Ferlita & Walsh, P.A.



Tampa, Florida
March 16, 2001

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Kimmins Corp.


     We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity and cash flows of Kimmins Corp. for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /s/ Ernst & Young LLP


Tampa, Florida
April 7, 1999

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       December 31,
                                                                   1999              2000
                                                                   ----              ----
Current assets:
   Cash and cash equivalents including restricted cash
      of $1,154,399 and $1,080,350 in 1999 and 2000,
      respectively                                          $       194,202   $      1,299,769
   Marketable securities                                         11,520,739         12,361,268
   Accounts receivable, net
     Contract and trade                                          12,680,628         10,738,570
     Affiliates                                                      63,702            954,150
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                          148,782          2,657,353
   Deferred income tax, net                                       1,814,725          1,731,119
   Property and equipment held for sale                           1,083,182          4,464,867
   Other current assets                                             148,906            570,524
                                                              --------------    ---------------
     Total current assets                                        27,654,866         34,777,620
                                                              --------------    ---------------

Property and equipment, net                                      37,247,209         25,967,895
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts                    8,088,928          7,582,860
Non-current portion of accounts receivable, net contract
   and trade                                                        794,495          1,878,445
Deferred income tax, non-current                                  2,624,170            632,927
Property held for sale                                                  -0-            410,681
Accounts receivable - affiliate                                     900,000                -0-
Note receivable - affiliate                                       1,110,764          1,000,000
Investment in the Apartments - affiliate                          4,440,840                -0-
Investment in Cumberland Technologies, Inc. - affiliate           4,881,069          5,077,751
                                                               --------------    ---------------
Total assets                                                $    87,742,341   $     77,328,179
                                                               ==============    ===============


     The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              December 31,
                                                                          1999               2000
                                                                          ----               ----
Current liabilities:
Accounts payable - trade                                            $     7,938,808   $      7,109,471
Accounts payable - affiliate                                                400,004            462,447
Income tax payable                                                          247,829            509,958
Accrued expenses                                                          5,496,312          5,857,807
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                  2,345,977            916,529
Current portion of long-term debt                                        16,799,575         17,875,227
                                                                      --------------    ---------------
      Total current liabilities                                          33,228,505         32,731,439
                                                                      --------------    ---------------

Long-term debt                                                           43,767,033         29,747,515
Capital lease obligations                                                   413,719                -0-
Minority interest in subsidiary                                           1,641,517          1,846,438
Related party debt                                                        1,000,000          1,000,000
Commitments and contingencies (Note 17)

Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares
        authorized; 5,072,397 shares issued;
        4,872,135 shares outstanding
        as of December 31, 1999 and 2000, respectively                        5,072              5,072
   Class  B  common  stock,  $.001  par  value;
        10,000,000  shares  authorized,
        2,291,569 shares issued and 1,666,569
        outstanding as of December 31, 1999 and 2000, respectively            1,667              1,667
   Preferred  stock,  $.001 par value;
        1,000,000  shares  authorized;  0 shares
        issued; 0 shares outstanding as of
        December 31, 1999 and 2000, respectively                                -0-                -0-
   Capital in excess of par value                                        20,204,072         20,178,848
   Unrealized loss on securities (net of tax)                            (5,422,319)        (3,910,624)
   Retained earnings (deficit)                                           (6,287,140)        (3,426,284)
                                                                     ---------------   ---------------
                                                                          8,501,352         12,848,679
Less treasury stock (200,262 shares)                                       (809,785)          (845,892)
                                                                     ---------------   ----------------
Total stockholders' equity                                                7,691,567         12,002,787
                                                                     ---------------   ----------------
Total liabilities and stockholders' equity                          $    87,742,341   $     77,328,179
                                                                     ===============   ================

     The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Years ended December 31,

                                                                     1998             1999               2000
                                                                     ----             ----               ----
Revenue:
   Gross revenue                                              $     74,051,465  $    63,450,166   $     60,756,258
   Outside services, at cost                                       (14,749,222)      (7,209,407)        (8,507,702)
                                                                ---------------   --------------    ---------------
   Net revenue                                                      59,302,243       56,240,759         52,248,556

Costs and expenses:
   Cost of revenue earned                                           67,675,942       51,221,637         43,484,729
                                                                ---------------   --------------    ---------------

Gross profit (loss)                                                (8,373,699)        5,019,122          8,763,827

   Selling, general and administrative expenses                      7,072,487        7,221,222          4,531,329
                                                                ---------------   --------------    ---------------

Operating income (loss)                                            (15,446,186)      (2,202,100)          4,232,498

Minority interest in net income of subsidiary                       (3,615,248)        (131,369)          (203,485)

Gain (loss) on disposal of property and equipment                       596,465           90,431           (15,627)

Income from marketable securities, including
   approximately $51,000 and $32,000 of dividends in 1999
   and 2000, respectively                                                  -0-        2,495,029          1,015,657

Interest expense (net of interest income of approximately
    $427,000, $182,000, and $184,000 for the years
    ended December 31, 1998, 1999, and 2000)                        (6,489,329)      (5,000,457)        (4,285,285)
                                                                ---------------   --------------    ---------------

Income (loss) before provision for income taxes (benefit)          (24,954,298)      (4,748,466)            743,758

Provision for income taxes (benefit)
   Current                                                         (11,232,732)              -0-            404,479
   Deferred                                                           1,366,733      (1,408,389)           (131,559)
                                                                ---------------   --------------    ---------------
                                                                    (9,865,999)      (1,408,389)            272,920
                                                                ---------------   --------------    ---------------

Income (loss) from continuing operations                           (15,088,299)      (3,340,077)            470,838

Discontinued operations:
   Loss from discontinued solid waste division
   operations- net of tax benefits of $81,593                         (180,043)              -0-                -0-
Gain on sale of discontinued solid waste division in 1998
   and 2000 respectively, net of tax of $11,860,848 and
   $1,134,982                                                       19,611,352              -0-          2,390,018
                                                                ---------------   --------------    ---------------

Income (loss) from discontinued operations                          19,431,309              -0-          2,390,018
                                                                ---------------   --------------    ---------------
Net income (loss)                                             $      4,343,010  $   (3,340,077)   $      2,860,856
                                                                ===============   ==============    ===============

     The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                             1998          1999         2000
                                                                             ----          ----         ----
Share data:
   Basic and diluted income (loss) per share from  continuing
     operations                                                        $    (3.51)    $   (0.73)    $       .10
                                                                        ===========    ===========   ===========
   Basic and diluted income (loss) per share from discontinued
     operations                                                        $      4.52    $    0.00     $       .49
                                                                        ===========    ===========   ===========
   Total basic and diluted income (loss) per share                     $      1.01    $    (0.73)   $       .59
                                                                        ===========    ===========   ===========
 Weighted average number of shares outstanding used in computations:
   Basic and diluted                                                     4,296,969      4,575,545     4,872,135
                                                                        ===========    ===========   ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               Year Ended December 31,
                                                               -----------------------
                                                      1998                1999                2000
                                                      ----                ----                ----

Net income (loss)                               $    4,343,010     $    (3,340,077)     $    2,860,856

Unrealized net gains (losses) on investments
   in marketable securities, net of tax
   (benefit)of $126,975 , ($3,479,430) and
   $599,519 for 1998, 1999, and 2000
   respectively                                        198,603          (5,997,654)          1,598,717

Less minority interest                                (28,639)              403,615          (127,443)

Allocable share of unrealized gain (loss) on
   investments in marketable securities
   held by Cumberland                                 (97,539)               70,656             40,421
                                                   ------------       --------------       ------------

Comprehensive income (loss)                     $    4,415,435     $    (8,863,460)     $    4,372,551
                                                   ============       ==============       ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Unearned
                                                                                       Employee
                                                                                       Compensation
                                                                                       from         Unrealized
                                                                                       Employee     Gain/                  Total
                                                Class B       Capital in  Retained     Stock        (Loss) on              Stock-
                           Common Stock       Common Stock    Excess of   (Deficit)    Ownership    Marketable   Treasury  Holders
                        Shares      Amount  Shares    Amount  Par  Value  Earnings     Plan Trust   Securities   Stock     Equity
                        ------      ------  ------    ------  ---  -----  --------     ----------   ----------   -----     ------
Balance at
   January 1, 1998       4,447,397   $4,447  2,291,569 $2,292  $18,730,173 $(7,290,073) $(1,320,000) $      -0- $(733,463)$9,393,376

Net income                                                                   4,343,010                                     4,343,010
Employee compensation
  from Employee Stock
  Ownership Trust                                                                           480,000                          480,000
Unrealized gain on
  marketable
  securities, net
  of tax                                                                                               101,064               101,064
Changes in ownership
  percentage of
  subsidiary due
  to treasury stock
  purchased by
  subsidiary                                                      384,430                                                    384,430
Purchase of Treasury
  Stock, at cost                                                                                                 (30,800)   (30,800)
                        --------- --------  ---------  -----  -----------  ----------- ------------  ---------   --------  ---------
Balance at
  December 31, 1998     4,447,397   $4,447  2,291,569  2,292  $19,114,603 $(2,947,063) $  (840,000)  $ 101,064 $(764,263)$14,671,080
Net loss                                                                   (3,340,077)                                   (3,340,077)
Conversion of
  Class B common
  stock to
  common stock            625,000      625  (625,000)  (625)                                                                     -0-
Employee compensation
  from Employee Stock
  Ownership Trust                                                                           840,000                          840,000
Unrealized loss on
  marketable
  securities, net
  of tax                                                                                           (5,523,383)           (5,523,383)
Change in ownership
  percentage of
  subsidiary due
  to treasury
  stock purchased
  by subsidiary                                                 1,089,469                                                  1,089,469
Purchase of Treasury
  Stock, at cost                                                                                                 (45,522)   (45,522)
                       ---------- --------  ---------  -----  -----------  -----------  ----------- ----------  --------- ----------
Balance at
  December 31, 1999     5,072,397   $5,072  1,666,569  1,667  $20,204,072 $(6,287,140) $     -0-  $(5,422,319) $(809,785) $7,691,567

Net income                                                                   2,860,856                                     2,860,856
Unrealized gain on
  marketable
  securities, net
  of tax                                                                                             1,511,695             1,511,695
Change in ownership
  percentage of
  subsidiary due
  to treasury
  stock purchased
  by subsidiary                                                  (25,224)                                                   (25,224)
Purchase of Treasury
  Stock, at cost                                                                                                 (36,107)   (36,107)
                        --------- -------   ---------  -----  -----------  -----------  ----------  ----------  --------- ----------
Balance at
  December 31, 2000     5,072,397  $5,072   1,666,569  1,667  $20,178,848 $(3,426,284) $      -0- $(3,910,624)  (845,892)$12,002,787
                        ========= =======   =========  =====  ===========  ===========   ======== ===========  ========= ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Twelve months ended December 31,
                                                                               --------------------------------
                                                                            1998               1999               2000
                                                                            ----               ----               ----
Cash flows from operating activities:
   Net income (loss) from continuing operations                     $    (15,088,299)   $    (3,340,077)  $         470,838
   Adjustments  to  reconcile  net income  (loss) from  continuing operations to net cash provided (used) by operating activities:
        Depreciation and amortization                                       9,871,206          9,197,195          7,671,016
        Provision for uncollectible accounts receivable                        87,275             40,000                -0-
        Deferred income taxes                                               1,366,733        (1,408,389)          (131,559)
        Minority interest in income of subsidiary                           1,306,161            131,369            203,485
        Gain on sale of investments                                               -0-          (513,404)        (1,025,307)
        Gain on sale of options                                                   -0-        (1,996,445)                -0-
        (Gain)/loss on disposal of property and equipment                   (596,465)           (90,431)             15,627
        Equity in losses (earnings) of equity investees                       330,361             24,693          (100,558)
        Unearned employee compensation from
            Employee Stock Ownership Plan Trust                               480,000            840,000                -0-
Changes in operating assets and liabilities:
        Accounts receivable                                                 1,264,554          5,028,654            867,660
        Costs and estimated earnings in excess of
            billings on uncompleted contracts                               4,015,841          2,310,662        (2,002,503)
        Income tax refund receivable and payable                              736,914           (23,973)            262,130
        Other                                                               (438,065)             76,771          (484,903)
        Accounts payable                                                  (3,784,313)        (3,460,481)          (656,130)
        Accrued expenses                                                      496,179            415,924            361,495
        Billings in excess of costs and estimated earnings on
             uncompleted contracts                                          (431,011)        (1,806,545)        (1,429,448)
                                                                       ---------------     --------------    ---------------
Total adjustments                                                          14,705,370          8,765,599          3,551,005
                                                                       ---------------     --------------    ---------------
Net cash provided by (used in) continuing operations                        (382,929)          5,425,523          4,021,843

Net income (loss) from discontinued operations                              (180,043)                -0-          2,390,018
Net book value of assets of discontinued operations                       (7,909,434)                -0-                -0-
Taxes on gain of sale of assets of discontinued operations               (11,860,848)                -0-          1,134,982
                                                                       ---------------     --------------    ---------------
Net cash provided by (used in) operating activities                      (20,333,254)          5,425,523          7,546,843
                                                                       ---------------     --------------    ---------------

Cash flows from investing activities:
   Purchase of TransCor stock                                                     -0-        (1,201,706)            (2,550)
   Purchase of options                                                            -0-        (7,609,897)                -0-
   Sale of options                                                                -0-          9,606,343                -0-
   Purchase of marketable securities                                      (4,696,719)        (1,641,289)          (980,047)
   Proceeds from the sale of marketable securities                                -0-          3,052,191          3,725,322
   Capital expenditures                                                   (6,459,245)        (5,028,601)        (4,030,843)
   Proceeds from sale of property and equipment                             3,224,897          5,888,273          8,240,534
   Cash proceeds on sale of assets of discontinued operations              26,868,891                -0-                -0-
                                                                       ---------------     --------------    ---------------
Net cash provided by investing activities                                  18,937,824          3,065,314          6,952,416
                                                                       ---------------     --------------    ---------------

Cash flows from financing activities:
     Proceeds from long-term debt                                          12,573,508          8,223,772          1,289,858
     Repayments of long-term debt and capital leases                     (11,331,528)       (17,524,662)       (14,647,443)
     Repayments of Employee Stock Ownership Plan                            (630,502)          (809,498)                -0-
     Cash loan to Cumberland Technologies, Inc.                           (1,000,000)                -0-                -0-
     Purchase of treasury stock                                              (30,800)           (45,522)           (36,107)
                                                                       ---------------     --------------    ---------------
Net cash used in financing activities                                       (419,322)       (10,155,910)       (13,393,692)
                                                                       ---------------     --------------    ---------------

Net increase (decrease) in cash                                           (1,814,752)        (1,665,073)          1,105,567
Cash, beginning of period                                                   3,674,027          1,859,275            194,202
                                                                       ---------------     --------------    ---------------
Cash, end of period                                                 $       1,859,275   $        194,202  $       1,299,769
                                                                       ===============     ==============    ===============

     The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION - Kimmins Corp. and its subsidiaries (collectively, the "Company") operate one business segment: specialty-contracting services. The Company provides specialty-contracting services in the southeastern United
States, primarily Florida, including earthwork; infrastructure development; underground construction; roadwork; site remediation services such as excavation, removal and disposal of contaminated soil; facilities demolition and dismantling; and asbestos abatement. The Company formerly provided solid waste management services through its subsidiary, TransCor Waste Services, Inc. ("TransCor"), (See Note 21).

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

     CONCENTRATIONS OF CREDIT RISK - Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables in the state of Florida. Trade receivables are comprised primarily of amounts due from specialty contracting contracts. Credit is extended based on an evaluation of the customer's financial condition. Collateral is generally not required; however, the Company has the ability to file for a mechanic's lien to protect its interest in contract accounts receivable. Credit losses are provided for in the financial statements and have been within management's expectations.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, on deposit with financial institutions, cash in interest bearing accounts and certificates of deposit with maturities of 90 days or less.

     ACCOUNTS RECEIVABLE - CONTRACT AND TRADE, includes $13,475,000 and $12,617,000 net of allowance for doubtful accounts of approximately $551,000 and $488,000, respectively at December 31, 1999 and 2000. The Company's policy for allowance for doubtful accounts is to provide for specific accounts considered to be uncollectible.

     MARKETABLE  SECURITIES - As a result of the sale of Kimmins Recycling corp.
(KRC) to Eastern Environmental Services, Inc. (EESI), the Company received 555,329 shares of common stock of EESI. Subsequent to the sale of Kimmins Recycling Corp. to EESI, Waste Management, Inc. acquired EESI. Accordingly, the Company now holds 355,742 shares of Waste Management, Inc. common stock. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities," the investments are classified as available-for-sale securities and the cost of investments sold is determined on the specific identification method. Such securities are carried at an aggregate market value of approximately $12,361,000 as of December 31, 2000. The Company's cost basis in these investments is approximately $19,082,000 and the unrealized loss of approximately $6,721,000, net of deferred income taxes of approximately $2,520,000 and the minority interest's share of approximately $276,000 is reported as a separate component of shareholders' equity. Additionally, the Company's allocable share of the unrealized gains and (losses) on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately ($43,000) and $22,000 net of deferred income tax (benefit) and expense of approximately ($16,000) and $8,000 at December 31, 1999 and 2000, respectively. The balance of the net unrealized gains and (losses) account is approximately ($5,422,000) and ($3,910,000) at December 31, 1999 and 2000, respectively.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     INVESTMENTS - The Company's 31 percent investment in Cumberland Technologies, Inc. (Cumberland) is accounted for using the equity method of accounting. The Company's 49 percent investments in Summerbreeze Apartments, Ltd., and Sunshadow Apartments, Ltd. (the "Apartments"), are also accounted for using the equity method of accounting. The original carrying amounts in excess of the underlying equity in these companies is amortized over the estimated useful life of the investment. The estimated useful lives of these intangibles are twenty years for Cumberland and thirty years for the Apartments.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     For those claims (see Note 6) where outside counsel has been engaged to review the claim, the recorded amount is not in excess of the amounts estimated by outside counsel to be recoverable.

     Except in rare circumstances, claim preparation and legal costs are expensed as incurred. Exceptions include instances in which the contract document provides for their recovery or legal costs are incurred to pursue approved settlements by court ruling, binding arbitration, and otherwise. In all instances where such amounts are recorded, it is probable that the amounts associated with claim preparation and legal costs will be recovered. As of December 31, 1999 and 2000, no claim preparation and legal costs were deferred.

     Fees arising from services other than contracting activities are recognized when the negotiated services are provided.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     BACKLOG - As of December 31, 2000, the Company had a backlog of uncompleted projects under contract aggregating approximately $20,745,000 (compared to approximately $20,250,000 as of December 31, 1999), of which approximately $12,240,000 is attributable to earthwork and utility contracting services, approximately $7,983,000 is attributable to demolition and dismantling services, and approximately $522,000 is attributable to asbestos abatement and other services. The Company anticipates that it will recognize approximately 99% of the revenues from these projects by the end of 2001.

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

     COMPREHENSIVE INCOME - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires that total comprehensive income be displayed in a financial statement with equal prominence as other financial statements. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted the provisions of SFAS effective January 1, 1998. For the years ended December 31, 2000 and 1999, the change in unrealized loss on marketable securities includes reclassification adjustments for approximately $1,025,000 and $513,000, respectively, of gains realized in income from the sale of the securities.

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

     The Company's continuing operations are specialty contracting. See Note 21 for a discussion of discontinued operations. The Company's specialty contracting is performed for third parties located primarily in the state of Florida. The Company evaluates the performance of each of its contracts. However, because each of the contracts have similar economic characteristics, the contracts have been aggregated into a single dominant segment. All segment measurements are disclosed in the Company's consolidated financial statements.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     PROPOSED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Financial Accounting Standards Board has issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities
- deferral of the effective date of SFAS No. 133, which delays the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the Statement to have a significant affect on earnings or the financial position of the Company.

     RECLASSIFICATION - Certain amounts in the 1998 and 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

2.   SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                                 Years ended December 31,
                                                                 ------------------------
                                                           1998              1999              2000
                                                           ----              ----              ----
 Cash paid:
    Interest                                         $     7,013,000  $      4,982,000   $     4,469,000
    Income taxes                                     $        54,815  $         24,869   $       139,000
 Non-cash investing and financing activity:
 Capitalized leases                                  $     2,020,000  $            -0-   $           -0-
Receipt of EESI stock                                $    17,000,000  $            -0-   $           -0-
Unrealized gain/(loss) on marketable securities      $       325,578  $    (9,278,000)   $     2,198,000
Transfer to property held for sale
   from discontinued operations                      $       397,195  $            -0-   $           -0-
Transfer to discontinued operations
   from property and equipment                       $       267,696  $            -0-   $           -0-
Transfer between A/P - affiliate and note
   receivable - affiliate                            $           -0-  $            -0-   $       207,083


3.   RELATED PARTY TRANSACTIONS

     Mr. Francis M. Williams, the Company's President and majority stockholder, also controls Cumberland Technologies, Inc. (Cumberland) (see Footnote 9 for the Company's investment in Cumberland), a publicly traded property and casualty insurance company that provides insurance for specialty sureties and performance and payment bonds for contractors. Through Cumberland, the Company has obtained performance and payment bonds in connection with certain of its contracts and projects. The fees that the Company paid for these services for the year ended December 31, 1998 was approximately $29,000. There were no such fees paid to Cumberland for the years ended December 31, 1999 and 2000. At December 31, 2000, the amount due Cumberland for services rendered was approximately $24,300.

     On November 10, 1998, the Company loaned $1,000,000 to Cumberland, which is evidenced by a convertible term note, which is due November 10, 2001. Quarterly interest payments are due beginning January 1, 1999 at a rate of one half of one percent over the prime rate established by NationsBank. The Company has the right to convert the principal amount of the note into shares of common stock of Cumberland at $3.00 per share. The balance of the convertible term note at December 31, 1999 and 2000 is $1,110,764 and $1,000,000, respectively. During 1999 and 2000, the Company recorded approximately $111,000 and $96,000, respectively, of interest income on its note from Cumberland.

                                 KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Qualex, Inc., a subsidiary of Cumberland, provided professional counsel to the Company, during 1999 and 2000. The Company recorded approximately $97,000 and $220,000, respectively for these services. At December 31, 1999 and 2000, the amount due Qualex for services rendered was approximately $275,000 and $215,000. During 1999 and 2000, the Company offset interest receivable on the $1,000,000 note receivable due from Cumberland against the payable to Qualex, Inc.

     The Company recorded bond fees payable to officers, who are also shareholders of the Company, of approximately $82,000 and $50,000 during 1999 and 2000, respectively, although only $10,000 were paid in 2000. At December 31, 1999 and 2000, the amount due Francis M. Williams, the Company's President, for bond fees payable was approximately $109,000 and $149,000, respectively.

     Mr. Francis M. Williams, the Company's President and majority stockholder, Mr. John V. Simon, Jr., President of Kimmins Contracting Corp., and Mr. Joseph
M. Williams, the Company's Secretary and Treasurer are partners in an entity called JFJ Investments (JFJ). During 2000, JFJ loaned $90,000 to the Company, of which $65,000 was owed as of December 31, 2000. In addition, JFJ provided $38,000 of disposal services to the Company during 2000, which were unpaid as of December 31, 2000.

     Effective with the sale of Kimmins Recycling during 1998, the Company accrued $1,000,000 payable to Mr. Francis M. Williams for a 10-year non-compete agreement. During 1999 and 2000, the accrual remained unchanged. There was a proposed agreement to convert the $1,000,000 payable to common stock during 2000. As part of the agreement, the Class B common stock owned by Mr. Williams was to be retired. The proposed agreement was never consummated. On December 31, 2000, Mr. Williams agreed to accept a 6% interest bearing promissory note that matures on December 31, 2005. The Company did not record any interest expense during 2000, in addition, the Company will continue to reflect this obligation as a long-term liability to a related party.

     On August 14, 1998, the Company acquired an additional 297,200 shares of common stock in TransCor for $3,031,000 from Mr. Francis M. Williams, President and Chief Executive Officer of the Company. The acquisition increased the Company's ownership percentage to 81 percent in 1988 from 74 percent and resulted in the ability to consolidate the Company and TransCor for federal income tax purposes on a prospective basis.

     During the year ended December 31, 1998, TransCor contributed $1,000,000 to the Kimmins Terrier Foundation, a private foundation controlled by Mr. Francis
M. Williams.

4.   ACCOUNTS RECEIVABLE

                                                                    December 31,
                                                                1999                2000
                                                                ----                ----
           Contract and trade:
              Billed contract receivables
                Completed and uncompleted contracts       $     8,984,641     $    8,491,514
                Retainage                                       3,673,932          1,888,701
              Unbilled contract receivables                       886,550          2,306,800
              Trade receivables                                   481,355            417,941
                                                            --------------      -------------
                                                               14,026,478         13,104,956
           Less allowance for doubtful accounts                 (551,355)          (487,941)
                                                            --------------      -------------
                                                               13,475,123         12,617,015
           Less noncurrent portion                                794,495          1,878,445
                                                            --------------      -------------
           Net accounts receivable -
              contract and trade                          $    12,680,628     $   10,738,570
                                                            ==============      =============

                                 KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     All unbilled receivables relate to work performed or material shipped by the balance sheet date and are billed as soon as administratively feasible. Accounts receivable not expected to be collected within one year of the balance sheet date are classified as non-current. At December 31, 1999 and 2000, the non-current portion of accounts receivable were all claim related.

     During 2000, the Company reclassified from long-term to current, a $900,000 accounts receivable-affiliate due to the sale and closing of the Apartments in March 2001. (See Subsequent Events). This account receivable-affiliate is guaranteed by Mr. Francis M. Williams.

5.   OTHER CURRENT ASSETS

     During 2000, the Company made cash collateral deposit payments of $383,000 in connection with the Company's workers' compensation insurance. The balance of the other current assets account at December 31, 1999 and 2000, was approximately $149,000 and $571,000, respectively.


6.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

                                                                              December 31,
                                                                           1999               2000
                                                                           ----               ----

      Expenditures on uncompleted contracts                         $     41,790,548    $    27,051,091
      Estimated earnings on uncompleted contracts                          2,895,678          4,297,052
                                                                      ---------------     --------------
                                                                          44,686,226         31,348,143
      Less actual and allowable billings on uncompleted
         contracts                                                        46,290,267         29,607,319
                                                                      ---------------     --------------
                                                                         (1,604,041)          1,740,824
      Recorded claims on completed contracts                               7,495,774          7,582,860
                                                                      ---------------     --------------
                                                                    $      5,891,733    $     9,323,684
                                                                      ===============     ==============
      Costs and estimated earnings in excess of billings on
         uncompleted contracts                                      $        741,936    $     2,657,353
      Billings in excess of costs and estimated earnings on
         uncompleted contracts                                           (2,345,977)           (916,529)
                                                                      ---------------     ---------------
                                                                         (1,604,041)          1,740,824
      Recorded claims on completed contracts                               7,495,774          7,582,860
                                                                      ---------------     --------------
                                                                    $      5,891,733    $     9,323,684
                                                                      ===============     ==============


     During 1998, the Company settled contract claims that resulted in a net loss of approximately ($1,253,000). During 1999 and 2000, the Company settled claims that resulted in approximately $386,000 and $768,000, respectively, in excess of the recorded amount. The excess recoveries have been reserved for other claims, or reduced by current costs associated with claims.

     As of  December  31,  1999 and 2000,  the costs and  estimated  earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $7,496,000 and $7,583,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 1999 and 2000, that were not expected to be collected within twelve months are classified as a non-current asset.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   PROPERTY AND EQUIPMENT HELD FOR SALE

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty-contracting segment, the Company decided to sell its transportable incineration system. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company. As of December 31, 2000, the Company had received $1,177,500 which has been netted against the carrying value of the asset resulting in $622,500 being included in "property held for sale" at December 31, 2000.

     Due to the March 2001 sale of the Apartments, $3,842,367, the Company's investment in Apartments balance at December 31, 2000 has been reclassified as "property held for sale." See Subsequent events (Footnote 22).

     The Company also has real estate for sale in Nashville, Tennessee, which has a net book value of approximately $411,000. This amount is included in long term "property held for sale" as management does not expect the property to be disposed of within the next twelve months.

8.   PROPERTY AND EQUIPMENT

                                                       December 31,
                                                   1999              2000
                                                   ----              ----

      Land                                   $     1,058,234   $     1,058,234
      Buildings and improvements                   2,166,984         2,891,804
      Construction equipment                      58,455,431        50,457,355
      Furniture and fixtures                         680,485           523,367
      Construction in progress - building            616,742               -0-
                                               --------------    --------------
                                                  62,977,876        54,930,760
      Less accumulated depreciation             (25,730,667)      (28,962,865)
                                               --------------    --------------

      Net property and equipment             $    37,247,209   $    25,967,895
                                               ==============    ==============

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $11,202,000, $8,630,000 and $7,104,000 for the years ended December 31, 1998, 1999 and 2000, respectively.


9. INVESTMENTS IN CUMBERLAND TECHNOLOGIES, INC., SUMMERBREEZE APARTMENTS, LTD., AND SUNSHADOW APARTMENTS, LTD.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock, of Cumberland common stock in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. The amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and is being amortized over twenty years. Cumberland is a publicly traded corporation and at December 31, 2000, the market value of the Cumberland common stock held by the Company was approximately $4,308,000 based on a stock price of $2.50. As of December 31, 1999 and 2000, the Company's balance in its equity method investment in Cumberland was approximately $4,881,000 and $5,078,000, respectively.

     The following is a summary of the financial position of Cumberland at December 31, 1999 and 2000:

                                                 December 31,      December 31,
                                                     1999             2000
                                                     ----             ----

Cash and cash equivalents                        $  2,000,000   $     694,000
Investments in various marketable securities        8,394,000       9,955,000
Accounts receivable - trade, net                    2,896,000       3,821,000
Reinsurance recoverable                             2,899,000       4,334,000
Intangibles                                         1,267,000       1,115,000
Other                                               3,251,000       3,785,000
                                                  ------------    ------------

   Total assets                                  $ 20,707,000   $  23,704,000
                                                  ============    ============

Policy liabilities and accruals                  $  9,788,000   $  11,106,000
Long-term debt                                      2,282,000       2,103,000
Other                                               1,945,000       2,637,000
                                                  ------------    ------------
   Total liabilities                               14,015,000      15,846,000

Stockholders' equity                                6,692,000       7,858,000
                                                  ------------    ------------

   Total liabilities and stockholders' equity    $ 20,707,000   $  23,704,000
                                                  ============    ============

     During the years ended December 31, 1999 and December 31, 2000, Cumberland's operating results included revenue of approximately $11,455,000 and $14,425,000. During the same periods, Cumberland recognized net income of approximately $1,148,000 and $950,000, respectively. The Company's equity in this net income amounted to approximately $360,000 and $297,000 for the years ended December 31, 1999 and 2000, respectively. In addition, approximately $165,000 of amortization expense was recorded by the Company related to the investment in both 1999 and 2000.

     APARTMENTS - On October 22, 1997, the Company contributed its note receivable in an amount of approximately $3,851,000 from the Apartments and other receivables of $3,059,000 for a non-controlling 49 percent preferred limited partnership interest in the Apartments and a receivable of $900,000 from the Apartments. The amount of approximately $12,066,000 in excess of the underlying equity was attributed to goodwill and is being amortized over thirty years. The Company will be allocated 49 percent of operating income, losses and cash flow. The preference in the Company's equity interest in the Apartments occurs upon the sale of the underlying partnership properties. Upon the occurrence of a capital transaction, the Company would receive cash flows from the sale or refinancing of the Apartments' assets equal to its net book value of its investment balance prior to any other partner receiving any proceeds. The Company accounts for its investment in the Apartments using the equity method.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the years ended December 31, 1999 and December 31, 2000, the Apartments recognized revenue of approximately $4,402,000 and $4,394,000. During the same periods, the Apartments recognized net losses of approximately $388,000 and $397,000, respectively. The Company has recorded its 49 percent share of the net results of operations. In addition, approximately $402,000 of amortization expense was recorded by the Company related to the investments in the Apartments in both 1999 and 2000. At December 31, 1999 and 2000, the Company's balance in its total investment in the Apartments was approximately $5,340,000 and $4,742,000, respectively, which includes a receivable of $900,000. See Note 22 for subsequent disposition of the Apartments.

     The following is a summary of the financial position (unaudited) of the Apartments at December 31, 1999 and 2000:

                                                                1999             2000
                                                                ----             ----
                                                            (unaudited)      (unaudited)

           Cash and cash equivalents                       $       30,000   $        (40,000)
           Accounts receivable - affiliate                        946,000            946,000
           Land                                                 3,800,000          3,800,000
           Buildings, capitalized construction interest,
           furniture and equipment, net                        15,555,000         14,649,000
           Other                                                  602,000            712,000
                                                             -------------    ---------------

           Total assets                                    $   20,933,000   $     20,067,000
                                                             =============    ===============

           Accounts payable and accrued expenses           $      743,000   $        711,000
           Accounts payable to affiliates                       1,702,000          1,548,000
           Mortgage loan payable                               20,833,000         20,665,000
           Note payable to partner - Francis M. Williams        2,860,000          2,860,000
                                                             -------------    ---------------
           Total liabilities                                   26,138,000         25,784,000
           Partners' deficit                                   (5,205,000)        (5,717,000)
                                                             -------------    ---------------

           Total liabilities and partners' deficit         $   20,933,000   $     20,067,000
                                                             =============    ===============

10.  ACCRUED EXPENSES


                                                                     December 31,
                                                                1999             2000
                                                                ----             ----
           Accrued insurance                               $    3,137,675   $      2,868,175
           Accrued interest                                       417,067            113,049
           Accrued property taxes                               1,222,215          2,054,726
           Accrued salaries, wages and payroll taxes              660,163            725,736
           Other                                                   59,192             96,121
                                                             -------------    ---------------

           Total accrued expenses                         $     5,496,312   $    5,857,807
                                                             =============    ===============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      LONG-TERM DEBT

                                                                                   December 31,
                                                                                1999              2000
                                                                                ----              ----
Notes payable,  principal and interest  payable in monthly
   installments  plus a balloon payment of $28,124,867
   due upon maturity of July 2002, interest at 8.25%,
   collateralized by equipment.                                                 $ 46,621,417    $ 37,653,614

Term bank line of  credit,  due March 31,  2000,  interest
   payable  monthly  at lender's base rate plus .5%.
   At December 31, 1999, the rate is 8.25%.                                        2,451,885             -0-

Notes payable,  principal and interest payable in monthly
   installments  through October 2003, interest at varying
   rates up to 9.3%, collateralized by equipment.                                  6,237,606       4,150,181

Line of credit secured by Waste  Management  shares due and
   payable upon demand, interest payable at lender's base rate of
   LIBOR plus 0.75%.                                                               3,491,153        4,314,566

Mortgage notes,  principal and interest payable in monthly
  installments through December  1,  2004,  interest  at
  varying  rates  up to  prime  plus  1.25%, collateralized by land and
   buildings.  At December 31, 2000 the average rate is 9.75%.                     1,764,547         1,504,381
                                                                                --------------   ---------------

Total debt                                                                        60,566,608        47,622,742
Less current portion                                                            (16,799,575)      (17,875,227)
                                                                                --------------   ---------------

Net long-term debt                                                              $ 43,767,033     $ 29,747,515
                                                                                ==============   ===============

     Annual principal maturities subsequent to December 31, 2000, are as follows:

                         2001                 $      17,875,227
                         2002                        28,636,693
                         2003                           553,183
                         2004                           557,639
                                                 ---------------
                                              $      47,622,742
                                                 ===============


     At December 31, 1999, there were no borrowings available under the revolving term bank line of credit. During the year, the Company restructured its loan arrangements with one of its financial institutions, which was secured by a pledge of all of the stock of the Company's subsidiaries and substantially all of the unsecured assets of the Company. The use of funds under these lines is limited among certain subsidiaries, and repayment is guaranteed by Cumberland. The Company's outstanding letter of credit facility of approximately $1,080,000 is secured by a restricted cash account at a local financial institution. At December 31, 1999 and 2000, there were no borrowings outstanding against the letter of credit facility.

         There was an outstanding balance of approximately $2,452,000 on the Company's bank line of credit as of December 31, 1999 which was scheduled to be paid off during the first quarter of 2000. The Company paid the outstanding balance on the line of credit during the second quarter of 2000.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's revolving term line of credit with a vendor supplying financing for heavy construction equipment purchases was discontinued during 1999. The outstanding balance on the revolving term line of credit is now classified as notes payable.

     The Company established loan and collateral account agreements with firms holding the Company's marketable securities during 1999 and 2000. The margin lines of credit provide cash advances to the Company and are based on the current value of the Waste Management shares and other marketable securities held by the Company.

12.  EMPLOYEE STOCK OWNERSHIP PLAN TRUST DEBT

     In March 1990, the Company's Employee Stock Ownership Plan Trust ("ESOP") (Note 14) originally was funded from a $5,100,000 loan. This loan was refinanced during December 1995 and bears interest at prime plus .5 percent, with quarterly principal and monthly interest payments originally scheduled through October 2000. The loan was guaranteed by the Company as to payment of principal and interest and, therefore, the unpaid balance of the borrowing was reflected as debt of the Company at December 31, 1998. This loan was repaid in full during the fourth quarter of 1999. The ESOP plan was terminated December 31, 1999.

13.  LEASING ARRANGEMENTS

     The Company rents equipment and machinery as needed, as well as office space, under operating leases for varying periods not to exceed one year. Rental expense for the years ended December 31, 1998, 1999, and 2000, was approximately $11,858,000, $7,741,000 and $5,466,000, respectively. Since 1998, some of the heavy construction equipment previously leased was purchased by the Company which is the primary reason for the significant and continued decreases in 1999 and 2000 rental expense.

     The Company formerly leased some of its heavy construction equipment under capital leases. The economic substance of each lease is that the Company is financing the acquisition of the assets through the lease, and accordingly, it was recorded in the Company's assets and liabilities.

     The following is an analysis of the leased assets included in property and equipment:

                                                12/31/99           12/31/00
                                                --------           --------
      Machinery and equipment              $   1,234,500                -0-
      Less:  accumulated depreciation          (411,501)                -0-
                                            ------------      -------------
      Net book value of leased equipment   $     822,999                -0-
                                            ============      =============


14.  PENSION AND OTHER BENEFIT PLANS

     Employee Stock Ownership Plan. On January 1, 1989, the Company, for the benefit of its employees, formed the ESOP to purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive. Contributions to the ESOP are made at the discretion of the Board of Directors. During 1989, the ESOP acquired from the Company's President 257,371 shares of common stock at a cost of $5,100,000. The shares were acquired in exchange for a note payable to the Company's President. Simultaneous with this purchase, the Company's President purchased certain receivables and interests in certain investments from the Company for a purchase price of approximately $5,100,000, which was paid by the assignment to the Company of the note received from the ESOP. The note originally was funded during March 1990, through a long-term bank financing agreement guaranteed by

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company (Note 11). As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the current year. Debt of the ESOP is recorded as debt, and the shares pledged as collateral are reported as unearned employee compensation in the balance sheet. For financial statement purposes, as of December 31, 1999, the unearned employee compensation is reflected as a reduction in stockholders' equity. The Company's accounting treatment for the ESOP as described above is in accordance with SOP 76-3 for grandfathered plans established prior to 1993. The ESOP Plan was terminated effective December 31, 1999.

     Interest and compensation expenses relating to the ESOP are as follows:

                                  Years ended December 31,
                                     1998          1999
                                     ----          ----

        Interest               $    102,852     $     59,335
        Compensation           $    480,000     $    840,000

     The ESOP shares were as follows:

                                         December 31,
                                     1998          1999
                                     ----          ----

        Allocated shares            214,525          255,000
        Shares released for
          allocation                 -0-                 -0-
        Unreleased shares            40,475              -0-
                                 ----------      -----------
        Total ESOP shares           255,000          255,000
                                 ==========      ===========

        Market value of
          unreleased shares      $   83,000      $      -0-
                                 ==========      ===========

     Stock Option Plan. The Company originally reserved 975,000 shares of its common stock for issuance upon the exercise of options to be granted under the Company's 1987 Stock Option Plan (the Company Plan). The exercise price of an incentive stock option granted under the Company Plan may not be less than the fair market value of the common stock at the time the option is granted. The exercise price of a non-qualified stock option granted under the Company Plan may be any amount determined by the Board of Directors but not less than the fair market value of the common stock on the date of the grant. Options granted under the Company Plan must, in general, expire no later than ten years from the date of the grant.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the transactions for the three years ended December 31, 2000, relating to the Plan:


                                              Number of            Exercise
                                               Shares                Price
                                               ------                -----
    Outstanding January 1, 1998                  274,075         $2.62 - $4.50
       Granted                                       -0-                  $-0-
       Exercised                                     -0-                  $-0-
       Canceled                                 (16,476)         $2.62 - $4.50
                                            -------------      ----------------
    Outstanding December 31, 1998                257,599         $2.62 - $4.50
       Granted                                   699,099         $0.25 - $0.275
       Exercised                                     -0-                  $-0-
       Canceled                                (236,266)         $2.62 - $4.50
                                            -------------      ----------------
    Outstanding December 31, 1999                720,432         $0.25 - $4.50
       Granted                                   321,976                  $.25
       Exercised                                     -0-                  $-0-
       Canceled                                  (3,000)                  $-0-
                                            -------------      ----------------
    Outstanding December 31, 2000              1,039,408         $0.25 - $4.50
                                            -------------      ----------------
    Exercisable December 31, 2000                360,572         $0.25 - $4.50
                                            =============      ================

     Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1993, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000; risk-free interest rates of 5.5 percent; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on historical trends; and a weighted-average expected life of the options of seven years.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                 1998             1999              2000
                                                                 ----             ----              ----
Proforma net income (loss) attributable to stockholders    $    4,271,103  $    (3,371,264)   $     2,833,431
Proforma income (loss) per common share:
      Basic and diluted                                    $          .99  $         (0.74)   $           .58


     Multi-Employer Defined Contribution Plan. The Company made payments to collectively bargained, multi-employer defined contribution plans covering Company union employees. Under the Multi-Employer Pension Plan Amendment Act, a withdrawing employer is required to continue funding its share of the plan's unfunded vested benefits. The Company does not possess sufficient information to determine its portion of the unfunded vested benefits, if any. Contributions to such plans for the year ended December 31, 1998, was not significant. As of August 31, 1998, there were no longer any union employees.

     Savings and Profit-Sharing Plan. The Company offers a savings and profit sharing plan (the "401(k) Plan"), which qualifies under Sections 401(a) and (k) of the Code. Employees of the Company and certain affiliates who have been employed for a specified period of time are eligible to participate in the 401(k) Plan. All contributions made by the employees vest immediately. Amounts contributed by the Company vest 20 percent after three years of service and 20 percent each year thereafter.


15.  INCOME TAXES

     As of December 31, 1999 and 2000, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal tax purposes of approximately $11,600,000 and $4,200,000 respectively. The remaining consolidated federal tax NOL carryforward of $4,200,000 will expire through the year 2020 if not used. For alternative minimum tax ("AMT") purposes, the NOL carryforward is approximately $3,332,000 and $0 at December 31, 1999 and 2000, respectively. The Company also has alternative minimum tax credit carryforwards of approximately $1,000,000 available at December 31, 2000 to reduce future federal regular income taxes. The AMT credit carryforwards do not expire.

     Prior to August 15, 1998, TransCor and the Company were not permitted to file consolidated income tax returns because the Company owned less than 80% of TransCor. On August 15, 1998, the Company acquired an additional 6% of the stock of TransCor, raising its ownership above 80% thereby permitting the filing of consolidated tax returns prospectively.

     The   components  of  the  provision  for  income  taxes   (benefits)   are
attributable to continuing operations as follows:

                         1998              1999               2000
                         ----              ----               ----
Current          $    (11,232,732)  $            -0-   $        404,479
Deferred                 1,366,733       (1,408,389)          (131,559)
                    ---------------    --------------     --------------
                 $     (9,865,999)  $    (1,408,389)   $        272,920
                    ===============    ==============     ==============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 December 31,
                                                           1999                2000
                                                           ----                ----
Deferred tax assets:
   Net operating loss carryforward                  $      4,449,317    $     1,576,574
   Unrealized losses on marketable securities              3,479,430          2,520,200
   Share of Cumberland's unrealized loss                      16,130                -0-
   Allowance for doubtful accounts                            26,250             26,250
   Costs deferred for tax expensed for books                 611,847            633,794
   Alternate minimum tax credit carryforwards                376,442          1,062,917
   Accrued worker's compensation                           1,176,628          1,008,158
   Uncompleted long-term contracts                           502,234            341,062
   Tax revenue deferred for books                            747,436            258,390
                                                       --------------      -------------
                                                          11,385,714          7,427,345
                                                       --------------      -------------
Deferred tax liabilities:
   Excess of tax over book depreciation                  (6,843,230)        (4,826,625)
   Undistributed earnings in Cumberland                    (103,589)          (228,552)
   Share of Cumberland's unrealized gain                         -0-            (8,122)
                                                         (6,946,819)        (5,063,299)
Net deferred tax asset (liability)                         4,438,895          2,364,046
Less current net deferred asset                            1,814,725          1,731,119
   Net non-current deferred asset (liability)       $      2,624,170    $       632,927
                                                       ==============      =============

     As reflected above, the Company has recorded a net deferred tax asset of $4,438,895 and $2,364,046 at December 31, 1999 and 2000, respectively.
Management has determined that a valuation allowance is not necessary at December 31, 1999 and 2000, because it is expected that the net deferred tax assets will be realized through future profits in operations and settlement of pending claims. The amount of the net deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed.

     Factors causing the effective tax rate to differ from the statutory rate are as follows:

                                             Years ended December 31,
                                             ------------------------
                                          1998        1999        2000
                                          ----        ----        ----

Federal statutory rate                    (34.0%)     (34.0%)     (34.0%)
Valuation allowance                       (10.0%)         -0-         -0-
State income taxes, net of
   Federal benefit                         (2.7%)      (3.5%)      (3.5%)
Additional tax (benefit) on the
   Company's shares of
   TransCor's earnings                       5.4%         -0-         -0-
Other                                        1.8%        7.8%        4.6%
                                        ----------  ----------  ----------
Effective tax rate                        (39.5%)     (29.7%)     (32.9%)
                                        ==========  ==========  ==========

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The holders of the Class B common stock will thereafter have the right to convert up to 625,000 shares of Class B common stock into common stock on a share for share basis as follows. Each cumulative incremental increase in net earnings in any subsequent year of $.21 per share above the specified level of earnings previously obtained will afford holders the right to convert up to an additional 625,000 shares of Class B common stock into common stock on a share for share basis. Holders of Class B common stock will not be entitled to convert more than 625,000 of such shares in any fiscal year unless the Company achieves earnings of $1.44 per share of common stock in any fiscal year, which will entitle holders to convert all shares of Class B common stock into common stock. In addition, conversion occurs if a sale of part of the Company's business as to which there is a bona fide offer to purchase would have resulted in convertibility of any of the outstanding Class B common stock and it is determined by the Board of Directors of the Company not to approve such a transaction, then, upon request of the holder or holders of a majority of the outstanding Class B common stock, the number of shares thereof which would have become convertible had the transaction occurred, would become convertible. A similar provision provides that if there is an independent valuation of a part of the business of the Company such that if such part of the business were sold, the result would allow conversion of all outstanding Class B common stock and if the Board of Directors of the Company does not authorize such sale, then, upon request of the holder or holders of a majority of the outstanding Class B common stock, the outstanding Class B common stock would become convertible. No shares of Class B common stock became eligible for conversion into common stock during the years ended December 31, 1999 or 2000.

     Based on 1998 earnings, 625,000 shares of Class B common stock became eligible for conversion into common stock. The 625,000 Class B shares were converted to common stock in 1999.

     As a result of TransCor's sale of KRC to EESI in August 1998, the Company's net income for the year ended December 31, 1998 exceeded the threshold amount of $.84 per share. Thus, during 1999, the holder of the Class B common stock, Mr. Francis M. Williams converted 625,000 Class B shares into common stock.

     The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001, none of which is presently outstanding. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

     Net unrealized losses on marketable securities of approximately $5,826,000 net of taxes of approximately $3,496,000 are recorded as a reduction to stockholders equity as of December 31, 1999. Net unrealized losses on marketable securities of approximately $3,911,000 net of taxes of approximately $2,512,000 are recorded as a reduction to stockholders' equity as of December 31, 2000.

     During the year ended December 31, 1999, the Company acquired 41,821 shares of treasury stock at a cost of $45,522. At December 31, 2000, the balance of the Company's treasury stock was $845,892.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions and claims arising in the ordinary course of its business. After taking into consideration legal counsel's evaluation of such actions and claims, management is of the opinion that their outcome will not have a material adverse effect on the consolidated financial position of the Company.

     During 2000, the Company entered into a three-year "Club Seat" membership agreement with a local sports venue, for a total of approximately $40,000 per year. Part of the cost of the agreement is shared with the Company's affiliate, Cumberland Technologies, Inc.


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

     During the fourth quarters of 1999 and 2000, the Company evaluated its self insurance accounts and determined that they were over reserved by approximately $867,000 and $125,000, respectively. The reserve for insurance claims was accordingly reduced by $867,000 and $125,000 as of December 31, 1999 and 2000, respectively.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  EARNINGS (LOSS) PER SHARE

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                                          Years ended December 31,
                                                                     1998              1999                2000
                                                                     ----              ----                ----
Numerator:
---------
Income (loss) from continuing operations                      $  (15,088,299)    $   (3,340,077)   $        470,838
Adjustment for basic earnings per share                                   -0-                -0-                -0-
                                                                --------------     --------------    ---------------
Numerator for basic earnings per share -
   Income (loss) available to common stockholders
   from continuing operations                                 $  (15,088,299)    $   (3,340,077)   $        470,838

Effect of dilutive securities
Numerator for diluted earnings per share-
Income (loss) from continuing operations                      $  (15,088,299)    $   (3,340,077)   $        470,838
Income (loss) from discontinued operations                         19,431,309                -0-          2,390,018
                                                                --------------     --------------    ---------------
Income (loss) applicable to common stockholders
   after assumed conversions                                  $     4,343,010    $   (3,340,077)   $      2,860,856
                                                                ==============     ==============    ===============

Denominator:
-----------
Denominator for basic earnings per share -
   weighted-average shares                                          4,296,969          4,575,545          4,872,135
Effect of dilutive securities:
Stock options                                                             -0-                -0-                -0-
Dilutive potential common shares                                          -0-                -0-                -0-
                                                                --------------     --------------    ---------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                  4,296,969          4,575,545          4,872,135
                                                               ==============     ==============    ===============
Basic and diluted earnings per share from
   continuing operations                                      $        (3.51)    $         (.73)   $            .10
                                                                ==============     ==============    ===============
Basic and diluted earnings per share from
   discontinued operations                                    $          4.52    $           -0-   $            .49
                                                                ==============     ==============    ===============
Basic and diluted earnings per share                          $          1.01    $         (.73)   $            .59
                                                                ==============     ==============    ===============


     Unexercised options to purchase approximately 104,000, 154,000 and 361,000 shares of common stock for 1998, 1999 and 2000, respectively, were not included in the computations of diluted loss per share because the assumed conversion would be antidilutive.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Revenues and expenses of the SWMS operations for the year ending December 31, 1998 is shown separately in the schedule below. The consolidated statement of operations for the year ended December 31, 1998 has been restated to show separately the operating results of the SWMS operations. These amounts are included in the income or loss from discontinued operations portion of the accompanying consolidated statements of operations. Approximately $7,610,000 of these net revenues was received after the Company's adoption of the plan to sell the SWMS operations. Information related to the discontinued SWMS operations of KRC for the year ended December 31, 1998 is as follows:

                                                            Year Ended
                                                        December 31, 1998
                                                        -----------------

    Net revenue                                      $         21,526,000
    Operating expenses, including depreciation                 18,176,000
    Selling, general and administrative expenses                4,002,000
                                                         -----------------
    Operating loss                                                652,000
    Interest expense, net                                         913,000
                                                         -----------------
    Loss before provision for income tax benefit                1,565,000
    Provision for income tax benefit                              618,000
                                                         -----------------
    Loss from discontinued operations                $            947,000
                                                         =================

     For the year ended December 1998, approximately $180,000 is shown as a loss from discontinued operations and the remainder of approximately $767,000, in accordance with APB No. 30, income or loss incurred after the measurement date is included in the gain on the sale of discontinued operations. Included in the gain is a $1,000,000 charitable contribution to a private foundation controlled by Mr. Francis M. Williams. The loss from discontinued operations included write-offs of intangible and other assets.

     The sale of the Company's SWMS operations resulted in a gain of approximately $19,611,000 net of taxes approximately $11,861,000. Approximately $15.1 million of the cash proceeds were used to pay off debt on the property and equipment of the SWMS operations. An additional $6.6 million was used to fund the working capital deficit of the SWMS operations at August 31, 1998.

     On June 27, 2000, the Company received net of related legal fees, $3,525,000 from WMI as final settlement. This settlement was for adjustments required under the purchase agreement and for other disputes related to the sale of the SWMS operations. This amount net of tax of $1,135,000 has been reflected on the Statement of Operations as Income from Discontinued Operations.

22.  SUBSEQUENT EVENTS

     In March 2001, the Company sold its investment in the Apartments for approximately $4,637,000. This amount represents the adjusted book value of the Apartments as of December 31, 2000.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                        Additions
                                       Balance at       Charged to      Deductions
                                        Beginning        Costs and        from             Balance at
            Description                 of Period        Expenses       Allowances (a)   End of Period
            -----------                 ---------        --------      ---------------   -------------

Year ended December 31, 2000         $    551,355    $      -0-     $   (63,414)        $    487,941
Year ended December 31, 1999         $    739,223    $   40,000     $  (227,868)        $    551,355
Year ended December 31, 1998         $    921,301    $   87,275     $  (269,353)        $    739,223

(a) This amount represents additional collections of the St. Lucie receivables which were fully reserved as well as the write-off of uncollectible accounts in 1998 and 1999.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As reported in Kimmins Corp. Current Report on Form 8-K, filed November 18, 1999, Kimmins has changed its accountants. On November 11, 1999, the Board of Directors of the Company approved the engagement of Giunta, Ferlita & Walsh, P.A. as its independent auditors for the fiscal year ending December 31, 1999 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company effective November 11, 1999. The reports of Ernst & Young LLP on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company had authorized Ernst & Young LLP to discuss the results of the past two years audits with Giunta, Ferlita & Walsh.

     In connection with the audits of the Company's consolidated financial statements for each of the two years ended December 31, 1998 and in the subsequent interim periods, there we no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

            Name        Age            Position
            ----        ---            --------
Francis M. Williams     59    President, Chief Executive Officer and Director
Norman S. Dominiak      56    Vice President
Joseph M. Williams      44    Secretary and Treasurer
Michael Gold            52    Director
R. Donald Finn          57    Director

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

     Michael Gold has been a Director of the Company since November 1987. For more than the last five years, Mr. Gold has been a partner in the Niagara Falls, New York law firm of Gold and Gold.

     R. Donald Finn has been a Director of the Company since November 1992. For more than the last five years, Mr. Finn has been a partner in the Law Firm of Gibson, McAskill & Crosby located in Buffalo, New York, where Mr. Finn has practiced law for more than the last 25 years.

     Set forth  below is  information  regarding  certain key  employees  of the
Company:

     John V. Simon Jr., has been President and General Manager of Kimmins Contracting Corp., responsible for supervising utility construction, since May 1981, and served as a Vice President of the Company from 1981 until October 1988. From January 1978 to May 1981, Mr. Simon owned Simon Construction Company, a company that performed site work and utilities and demolition projects.

     Section  16(a)  Beneficial  Ownership  Reporting  Compliance.  Pursuant  to
Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors and any persons holding more than 10 percent of the Company's common stock are required to file with the Securities and Exchange Commission and the New York Stock Exchange reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established, and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during 2000, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10 percent of its common stock complied with the Section 16(a) requirements, except that Mr. Simon failed to file a Form 4 to report one option grant.


ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 for the year ended December 31, 2000 (the "Named Executives"):

                                             SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation
                                                       Annual Compensation                       Awards
                                                       -------------------                       ------
                                                                                               Securities
          Name and                                                      Other Annual           Underlying            All Other
     Principal Position         Year         Salary          Bonus      Compensation        Options/SAR's (#)     Compensation(1)
     ------------------         ----         ------          -----      ------------        -----------------     ---------------
Francis M. Williams             2000     $    125,000  $       50,000       $-0-                    -0-          $     1,250
   Chairman of the Board        1999          126,345  $       50,000       $-0-                420,000          $     1,775
   President and                1998          119,991  $      193,217       $-0-                    -0-          $       996
   Chief Executive Officer


John V. Simon, Jr.              2000     $    125,008  $          -0-       $-0-                100,000          $     1,262
   President of Kimmins         1999     $    126,353  $          -0-       $-0-                 21,333     (2)  $     1,612
   Contracting Corp.            1998     $    126,069  $       30,000       $-0-                    -0-          $     1,698



(1) Represents the Company's contribution to the employee's account of the Company's 401(k) Plan and premiums paid by the Company for term life insurance and long-term disability. These plans, subject to the terms and conditions of each plan, are available to all employees.

(2) Reflects 21,333 options granted during 1999 upon cancellation of 21,333 options originally granted in 1997.

     Grant of Options. During 1999, 420,000 options were granted to Francis M. Williams in recognition of his performance. During 2000, options were granted to Mr. Simon and other management personnel in recognition of their performance. No stock appreciation rights (SARs) have been granted by the Company. The following table sets forth information regarding the grant of options to an executive officer in 2000:

                           Number of          % of Total                                       Potential Redeemable
                           Securities        Options/SARs                                    Value at Assumed Annual
                           Underlying         Granted to                                      Rates of Appreciation
                          Options/SARs       Employees in     Exercise Price    Expiration       for Option Terms
          Name             Granted            Fiscal Year      ($/Share)(2)      Date(3)        5%($)       10%($)
          ----             -----------        -----------      ------------      -------        -----       ------

Joseph M. Williams         100,000(1)          31.06%               .25         08/13/10       26,000       56,000
John V. Simon, Jr.         100,000(1)          31.06%               .25         08/13/10       26,000       56,000

(1) The options vest and become exercisable on a cumulative basis on each anniversary following the grant date at the rate of 20% per year on the first through fifth anniversaries.

(2) The exercise price was based upon the closing market price on the date of grant.

(3) Options are subject to earlier termination in the event of death, disability, retirement or termination of employment.

     Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year- End Option/SAR Values. The following table summarizes the net value realized on the exercise of options in 2000 and the value of outstanding options as of December 31, 2000, for the Named Executives.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                 Unexercised
                                                                  Number of Securities            In-the-Money
                                                                 Underlying Unexercised         Options/SARs at
                               Shares                                Options/SARs at            Year-End ($) (1)
                              Acquired           Value                Year-End (#)                Exercisable/
          Name             on Exercise (#)    Realized ($)      Exercisable/Unexercisable        Unexercisable
          ----             ---------------    ------------      -------------------------        -------------
Francis M. Williams              -0-              $-0-               168,000/252,000                 $0/$0
Joseph M. Williams               -0-              $-0-               65,333/148,000                  $0/$0
John V. Simon, Jr.               -0-              $-0-               48,666/123,000                  $0/$0
Norman Dominiak                  -0-              $-0-                 3,000/4,500                   $0/$0

(1) Value is calculated using the Company's closing stock price on December 31, 2000, per share, less the exercise price for such shares.

     Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2000, Mr. Francis M. Williams, the Company's President and Chairman of the Board of Directors, served as President and Chairman of the Board of Directors of TransCor, and Mr. Norman S. Dominiak served as Chief Financial Officer of the Company and TransCor.

     Compensation of Directors. During the year ended December 31, 2000, the Company paid non-officer Directors an annual fee of $5,000 and $1,000 per board meeting attended. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings. In addition, Mr. Gold received $20,000 as compensation for option buyouts.

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

     The Plan is administered by a committee consisting of three members of the Board of Directors. The exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock at the time the option is granted (110 percent of fair market value in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). The exercise price of a non-qualified stock option granted under the Plan may be any amount determined by the Board of Directors but not less than the fair market value of the common stock on the date of the grant. Options granted under the Plan must, in general, expire no later than ten years from the date of the grant (five years from the date of grant in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). All options granted to date provide that the grantees' rights vest over five years from the date of grant. See Item 12 for Named Executives holding options at December 31, 2000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 15, 2001, by (i) persons known by the Company to own more than 5 percent of the Company's outstanding common stock,
(ii) by each Named Executive and director of the Company, and (iii) all executive officers and directors of the Company as a group:

                                                                                              Percent of
                                                                                  Percent       Total
Name and Address of                                                                  of         Voting
Beneficial Owner(1)            Title of Class           Number of Shares            Class        Power
-------------------            --------------           ----------------            -----        -----
Francis M. Williams            Common Stock                   2,693,238              55.3%
                               Class B Common Stock           1,666,569      (2)    100.0%       66.7%

Joseph M. Williams             Common Stock                     253,553      (3)      5.2%        3.9%

John V. Simon, Jr.             Common Stock                     108,220      (4)      2.2%        1.7%

Michael Gold                   Common Stock                      21,223      (5)         *           *

Donald Finn                    Common Stock                      12,554      (6)         *           *

Norman S. Dominiak             Common Stock                       3,000      (8)         *           *

All executive officers and     Common Stock                   3,091,788   (2)(3)     63.5%
directors as a group                                                      (5)(7)
(five persons)                 Class B Common Stock           1,666,569      (8)    100.0%       72.8%

(1) The addresses of all officers and directors of the Company above are in care of the Company at 1501 Second Avenue, East, Tampa, Florida 33605.

(2) Includes 2,385,319 shares owned directly by Mr. Francis M. Williams; includes 168,000 shares issuable upon exercise of currently exercisable stock options; 48,908 shares owned by Mr. Williams' wife; 30,493 shares held by Mr. Williams as Trustee for his wife and children; 24,626 shares held by Mr. Williams as Custodian under the Florida Uniform Gifts to Minors Act for his children; 1,066 shares held by Kimmins Realty Investment, Inc., which is owned 100 percent by Mr. Williams; and 34,826 shares held by the Company's 401(k) Plan of which Mr. Williams is fully vested.

(3) Includes 51,500 shares owned by Mr. Joseph M. Williams; 65,333 shares issuable upon exercise of currently exercisable stock options; 5,500 shares held by Mr. Williams as trustee for his children; 131,220 shares held by the Company's 401K plan of which Mr. Williams is a trustee of the 401(k) Plan with shared voting and investment power.

(4) Includes 1,500 shares owned by Mr. Simon; 48,666 shares issuable upon exercise of currently exercisable stock options; and 58,054 shares held by the Company's 401(k) plan of which Mr. Simon is fully vested.

(5) Includes 1,150 shares owned by Mr. Gold; 5,775 shares currently owned by Mr. Gold's wife; 2,898 held by Mr. Gold as trustee for Mr. Gold's minor children; and 11,400 shares issuable upon exercise of currently exercisable stock options.

(6) Includes 5,154 shares owned by Mr. Finn; and 7,400 shares issuable upon exercise of currently exercisable stock options.

(7) Includes 303,799 shares issuable upon exercise of currently exercisable stock options; 92,880 shares held by the Company's 401(k) Plan of which certain officers of the Company are fully vested; and 131,220 shares held by the Company's 401(k) Plan of which the Secretary of the Company is a trustee.

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

     On October 22, 1997, the Company contributed its note receivable in an original amount of approximately $3,851,000 from Sunshadow Apartments, Ltd., and Summerbreeze Apartments, Ltd., and other receivables of approximately $3,059,000 for a non-controlling 49 percent preferred limited partnership interest in the Apartments. The Company will be allocated 49 percent of operating income, losses and cash flow. The preference in the Company's equity interest in the Apartments occurs upon the sale of the underlying partnership properties. Upon the occurrence of a capital transaction, the Company would receive cash flows from the sale or refinancing of the Apartments' assets equal to its net book value of its investment balance, prior to any other partner receiving any proceeds. See
Note 8 of Notes to Consolidated Financial Statements for additional information.

     Mr. Francis M. Williams, the Company's President and majority stockholder, also controls Cumberland, a property and casualty insurance company that provides insurance for specialty sureties and performance and payment bonds for contractors. Through Cumberland, the Company has obtained performance and payment bonds in connection with certain of its contracts and projects. The fees that the Company paid for these services for the years ended December 31, 1997 and 1998, were approximately $43,000 and $29,000, respectively. There were no related fees paid to Cumberland for the years ended December 31, 1999 and 2000.

     The Company recorded bond fees payable to officers of the Company of approximately $82,000 and $50,000 during 1999 and 2000 although none were paid.

     On November 5, 1996, the Company received 1,723,290 shares of Cumberland common stock in exchange for the term note of $5,169,870 due from Cumberland. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method, and the Company's interest in Cumberland represents an ownership share of approximately 31 percent. At December 31, 1999 and 2000, the market value of the Cumberland common stock held by the Company was approximately $3,447,000 and $2,585,000, respectively.

     On November 10, 1998, TransCor loaned $1,000,000 to Cumberland. The TransCor loan to Cumberland is evidenced by a convertible term note which is due November 10, 2001. Quarterly interest payments are due beginning January 1, 1999 at a rate of one half of one percent over the rate established by NationsBank. TransCor has the right to convert the principal amount of note into shares of common stock of Cumberland at $3.00 per share.

     Effective July 1, 1997, employees associated with TransCor's demolition contracting services unit was transferred to Kimmins Contracting Corp. ("KCC"), a wholly owned subsidiary of the Company, for administrative and accounting purposes. As a result, contracting services previously performed by employees of TransCor were subcontracted to KCC. For the year ended December 31, 1998, TransCor paid $2,716,000 to KCC for services rendered by Kimmins as a subcontractor. In addition, TransCor rented equipment from KCC for use in performing demolition contracts. TransCor incurred approximately $ $1,822,000 in equipment rental charges with KCC for the year-ended December 31, 1998. All new demolition projects were handled directly by KCC in 1999.

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

     Qualex, which is controlled by Mr. Francis M. Williams, provides some services, including legal counsel to the Company. During 1999 and 2000, the Company recorded approximately $97,000 and $220,000, respectively, for these services.

     Effective with the sale of Kimmins Recycling during 1998, the Company accrued $1,000,000 payable to Mr. Francis M. Williams for a 10-year non-compete agreement. In 1999 and 2000, the accrual amount remained unchanged.

     Mr. Francis M. Williams, the Company's President and majority stockholder, Mr. John V. Simon, Jr., President of Kimmins Contracting Corp., and Mr. Joseph
M. Williams, the Company's Secretary and Treasurer are partners in an entity named JFJ Investments (JFJ). During 2000, JFJ loaned $90,000 to the Company of which $65,000 was owed as of December 31, 2000. In addition, JFJ provided $38,000 of services to the Company during 2000 which were unpaid as of December 31, 2000.

                                     PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT,  SCHEDULES,  AND  REPORTS ON FORM 8-K
-------   ----------------------------------------------------------------------

(a)  List of documents filed as part of this Report

     1.   Financial Statements

          -    Report of Independent Certified Public Accountants

          -    Report of Independent Certified Public Accountants

          -    Consolidated balance sheets at December 31, 1999 and 2000

          - Consolidated statements of operations for each of the three years in the period ended December 31, 2000

          - Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2000

          - Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 2000

          - Consolidated statements of cash flows for each of the three years in the period ended December 31, 2000

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

     3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

          2.1 -Plan and Agreement of Merger (incorporated by reference to Appendix A to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, dated August 16, 1999, filed with the Commission on August 16, 1999 (the "Proxy Statement").

          3.1 -Articles of Incorporation of the Registrant (incorporated by reference to Appendix B to the Proxy Statement).

          3.2 -Bylaws of the Registrant (incorporated by reference to the Registrant's Current Report on Form 8-K dated October 19, 1999 as filed with the Securities and Exchange Commission).

          10.1(1)   -Stock Option Plan

          10.2(1)   -Form of Stock Option Agreement for Executives

          10.3(2)   -The Apartments Partnership Agreements

          10.4(2)   -Term  Notes  for  equipment   financed  with  Caterpillar
                    Financial Services

          10.5(3) -Stock Purchase Agreement dated August 14, 1998 between the Company and Francis M. Williams

          10.6(4) -Stock Purchase Agreement between TransCor and Eastern Environmental Services dated July 17, 1998

          10.7(5)   -Second   Amended  and  Restated  Loan   Agreement   between
                    Registrant and SouthTrust Bank, NA

          10.8(5)   -Amendment to Second Amended and Restated Loan Agreement

          16.1 -Letter re change in Certifying Accountant (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated November 18, 1999 as filed with the Securities and Exchange Commission).

          21        -Subsidiaries of the Registrant

          23.1      -Consent of Ernst & Young LLP

          23.2      -Consent of Giunta, Ferlita & Walsh, PA

     1 Previously filed on June 29, 1989, as part of Registrant's Form S-8, File No. 33-29612, and incorporated herein by reference thereto.

     2 Previously filed on July 2, 1998 as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 001-10489 and incorporated herein by reference thereto.

     3 Previously filed on April 15, 1999 as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-10489 and incorporated herein by reference thereto.

     4 Previously filed as part of TransCor's amended Form 8-K, File No. 001-11822, filed on August 4, 1998.

     5 Previously filed on April 14, 2000 as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-10489, and incorporated herein by reference thereto.

(b)  Reports on Form 8-K.

     The Registrant filed a Report on Form 8-K dated October 19, 1999 reporting the completion of the Registrant's reincorporation merger.

     The Registrant filed a Report on Form 8-K dated November 18, 1999 reporting that the Registrant changed its accountants.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                             KIMMINS CORP.


Date: March 28, 2001                    By:  /s/ Francis M. Williams
                                             -----------------------------------
                                             Francis M. Williams
                                             President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2001                    By:  /s/ Francis M. Williams
                                             -----------------------------------
                                             Francis M. Williams
                                             President and Director
                                             (Chief Executive Officer)


Date: March 28, 2001                    By:  /s/ Joseph M. Williams
                                             -----------------------------------
                                             Joseph M. Williams
                                             Secretary/Treasurer


Date: March 28, 2001                    By:  /s/ Norman S. Dominiak
                                             -----------------------------------
                                             Norman S. Dominiak
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting and
                                             Financial Officer)


Date: March 28, 2001                    By:  /s/ Michael A. Gold
                                             -----------------------------------
                                             Michael A. Gold, Director


Date: March 28, 2001                    By:  /s/ R. Donald Finn
                                             -----------------------------------
                                             R. Donald Finn, Director

1340937