Form 10-Q
period 2001-03-31
KIMMINS CORP/DE
filed 2001-05-15
CIK 811562

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------
                                    FORM 10-Q

[Mark One]

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

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

As of May 1, 2001, there were outstanding 4,872,135 shares of common stock and 1,666,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 1, 2000 was $3,118,166.
--------------------------------------------------------------------------------

                                  KIMMINS CORP.

                                    FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                                        PAGE

          Item 1.     Consolidated balance sheets at December 31, 2000 and
                         March 31, 2001 (unaudited)                                                      3

                      Consolidated statements of operations for the three months ended
                         March 31, 2000 and 2001 (unaudited)                                             5

                      Consolidated statements of comprehensive income for the three months
                         ended March 31, 2000 and 2001 (unaudited)                                       6

                      Consolidated statements of cash flows for the three months ended
                         March 31, 2000 and 2001 (unaudited)                                             7

                      Notes to consolidated financial statements                                         8

          Item 2.     Management's discussion and analysis of financial condition and
                         results of operations                                                          14

          Item 3.     Quantitative and qualitative disclosures about market risk                        16

PART II.  OTHER INFORMATION

          Item 1.     Legal proceedings                                                                 17

          Item 2.     Changes in securities                                                             17

          Item 3.     Defaults upon senior securities                                                   17

          Item 4.     Submission of matters to a vote of security holders                               17

          Item 5.     Other information                                                                 17

          Item 6.     Exhibits and Reports on Form 8-K                                                  17

                      Signatures                                                                        18


                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       December 31,           March 31,
                                                                            2000                 2001
                                                                   -------------------  -------------------
                                                                                             (unaudited)
Current assets:
   Cash and cash equivalents, including restricted cash of
      $1,080,350 in 2000 and 2001                                  $         1,299,769  $         1,368,001
   Marketable securities                                                    12,361,268           10,289,887
   Accounts receivable, net
     Contract and trade                                                     10,738,570           11,145,649
     Other receivables including affiliates                                    954,150               56,768
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                  2,657,353            1,910,041
   Deferred income tax, net                                                  1,731,119            1,784,576
   Property and equipment held for sale                                      4,464,867              622,500
   Other current assets                                                        570,524              839,598
                                                                   -------------------  -------------------
       Total current assets                                                34,777,620           28,017,020
                                                                   -------------------  -------------------

Property and equipment, net                                                 25,967,895           22,650,411
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts                               7,582,860            7,818,876
Non-current portion of accounts receivable, net
   contract and trade                                                        1,878,445            1,760,310
Deferred income tax, net                                                       632,927            1,150,342
Property held for sale                                                         410,681              410,681
Note receivable - affiliate                                                  1,000,000            1,000,000
Investment in Cumberland Technologies, Inc. - affiliate                      5,077,751            5,084,703
                                                                   -------------------  -------------------

        Total assets                                               $        77,328,179  $        67,892,343
                                                                   ===================  ===================


The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       December 31,           March 31,
                                                                            2000                 2001
                                                                   -------------------  -------------------
                                                                                             (unaudited)
Current liabilities:
   Accounts payable - trade                                        $      7,109,471     $     5,286,499
   Accounts payable - affiliates                                            462,447             505,793
   Income tax payable                                                       509,958              97,985
   Accrued expenses                                                       5,857,807           4,181,217
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                  916,529           1,792,248
   Current portion of long-term debt                                     17,875,227          14,700,015
                                                                   -------------------  -------------------
        Total current liabilities                                        32,731,439          26,563,757
                                                                   -------------------  -------------------

Long-term debt                                                           29,747,515          27,426,554
Minority interest in subsidiary                                           1,846,438           1,793,522
Related party debt                                                        1,000,000           1,015,000
Commitments and contingencies (Note 9)

Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares
     authorized; 5,072,397 shares issued and 4,872,135
     outstanding                                                              5,072               5,072
   Class B common stock, $.001 par value; 10,000,000
     shares authorized; 2,291,569 shares issued and
     1,666,569 outstanding                                                    1,667               1,667
   Preferred stock, $.001 par value, 1,000,000 shares
     authorized; 0 shares issued; 0 shares outstanding                          -0-                 -0-
   Capital in excess of par value                                        20,178,848          20,178,848
   Unrealized loss on securities (net of tax)                            (3,910,624)         (4,718,214)
   Retained earnings (deficit)                                           (3,426,284)         (3,527,971)
                                                                   -------------------  -------------------
                                                                         12,848,679          11,939,402

   Less treasury stock, at cost (200,262 shares)                           (845,892)           (845,892)
                                                                   -------------------  -------------------
     Total stockholders' equity                                          12,002,787          11,093,510
                                                                   -------------------  -------------------
     Total liabilities and stockholders' equity                    $     77,328,179     $    67,892,343
                                                                   ===================  ===================


The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended March 31,
                                                                               2000                 2001
                                                                         ----------------     ----------------
                                                                             (unaudited)          (unaudited)
Revenue
   Gross revenue                                                         $   14,683,130       $   14,024,967
    Outside services, at cost                                                (1,629,252)          (1,544,581)
                                                                         ----------------     ----------------
   Net revenue                                                               13,053,878           12,480,386

Costs and expenses
   Cost of revenue earned                                                    10,696,679           10,644,593
                                                                         ---------------      ---------------
Gross profit                                                                  2,357,199            1,835,793
   Selling, general and administrative expenses                               1,198,017              904,103
                                                                         ---------------      ---------------

Operating income (loss)                                                       1,159,182              931,690

 Loss on sale of fixed assets                                                  (183,122)            (256,403)
 Minority interest in net operations of subsidiary                              (39,146)              (1,761)
 Income from marketable securities                                              724,907               95,489
 Interest expense                                                            (1,146,044)            (931,714)
                                                                         ----------------     ----------------

Income (loss) before provision for income taxes (benefit)                       515,777             (162,699)

Provision for income taxes (benefit)                                            307,353              (61,012)
                                                                         ----------------     ----------------

Net income (loss)                                                        $      208,424       $     (101,687)
                                                                         ===============      ===============

Share data:
   Basic income (loss) per share                                         $          .04       $        (.02)
                                                                         ===============      ===============
   Diluted income (loss) per share                                       $          .04       $        (.02)
                                                                         ===============      ===============

Weighted average number of shares outstanding used in computations:
   Basic                                                                      4,872,135            4,872,135
                                                                         ===============      ===============
   Diluted                                                                    4,872,135            4,872,135
                                                                         ===============      ===============


The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                              Three months ended March 31,
                                                                               2000                 2001
                                                                         -----------------    ----------------
                                                                             (unaudited)         (unaudited)

     Net income (loss)                                                   $        208,424     $     (101,687)

      Unrealized loss on investments in marketable securities
         net of tax benefit of $748,416 and $498,957                           (1,195,219)           (831,595)

     Less minority interest                                                        83,187              54,677

     Allocable share of unrealized loss on investments
        in marketable securities held by Cumberland                               (34,677)             (3,596)
                                                                         -----------------    ----------------

     Comprehensive income (loss)                                         $       (938,285)   $       (882,201)
                                                                         =================    ================


The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three months ended March 31,
                                                                                         2000                 2001
                                                                                  ------------------   -----------------
                                                                                      (unaudited)         (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                              $         208,424    $        (101,687)
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
       Depreciation and amortization                                                      2,102,241            1,666,028
       Gain on sale of marketable securities                                               (724,907)             (95,489)
       Minority interest in operations of subsidiary                                         39,146                1,761
       Loss on disposal of property and equipment                                           183,122              256,403
       Accrued interest on related party debt                                                   -0-               15,000
       Equity in income of equity investees                                                (202,987)             (58,865)

Changes in operating assets and liabilities:
   Accounts receivable                                                                   (2,247,598)            (288,944)
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                                  587,661              511,296
   Current and deferred income taxes                                                        255,249             (514,380)
   Other                                                                                    (64,125)            (269,074)
   Accounts payable                                                                        (871,867)          (1,799,626)
   Accrued expenses                                                                        (294,993)          (1,676,590)
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                                   55,871              875,719
                                                                                  ------------------   -----------------
Total adjustments                                                                        (1,183,187)          (3,161,599)
                                                                                  ------------------   -----------------
Net cash provided by (used in) continuing operations                                       (974,763)          (1,478,448)


Cash flows from investing activities:
   Proceeds from sale of Apartments                                                             -0-            4,636,910
   Capital expenditures                                                                  (3,864,311)             (10,638)
   Proceeds from sale of property and equipment                                           6,473,227            1,513,929
   Cash proceeds on sale of marketable securities                                         2,439,682              926,794
   Purchase of marketable securities                                                       (424,660)             (24,142)
                                                                                  ------------------   -----------------
Net cash provided by (used in) investing activities                                       4,623,938            7,042,853
                                                                                  ------------------   -----------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                             185,418                  -0-
   Repayments of long-term debt                                                          (2,672,684)          (5,496,173)
   Payments on capital lease obligations                                                   (413,719)                 -0-
                                                                                  ------------------   -----------------
Net cash provided by (used in) financing activities                                      (2,900,985)          (5,496,173)
                                                                                  ------------------   -----------------

Net increase (decrease) in cash                                                             748,190               68,232
Cash, beginning of period                                                                   194,202            1,299,769
                                                                                  ------------------   -----------------
Cash, end of period                                                               $         942,392    $       1,368,001
                                                                                  ==================   =================

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

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 2000, included in the Company's Form 10-K dated December 31, 2000, as filed with the United States Securities and Exchange Commission.

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

     Marketable  securities - As a result of the sale of Kimmins Recycling Corp.
(KRC) to Eastern Environmental Services, Inc. (EESI), the Company received 555,329 shares of common stock of EESI. Subsequent to the sale of KRC to EESI, Waste Management, Inc. acquired EESI. Accordingly, the Company now holds 355,742 shares of Waste Management, Inc. (WMI) common stock. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of approximately $10,290,000 as of March 31, 2001. The Company's cost basis in these investments is approximately $18,341,000, and the unrealized loss of approximately $8,051,000, net of deferred income taxes of approximately $3,019,000, and the minority interests' share of approximately $331,000 is reported as a separate component of shareholder's equity. Additionally, the Company's allocable share of the unrealized loss on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $17,000 at March 31, 2001. The balance of unrealized gains and losses net of deferred tax is approximately $4,718,000 at March 31, 2001.

     Investments - The Company's 31 percent investment in Cumberland is accounted for using the equity method of accounting. The Company's 49 percent investments in Summerbreeze Apartments, Ltd., and Sunshadow Apartments, Ltd. (the "Apartments"), were also accounted for using the equity method of accounting. The original carrying amounts in excess of the underlying equity in these companies is amortized over the estimated useful life of the investment. The estimated useful lives of these intangibles are twenty years for Cumberland and was thirty years for the Apartments.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Costs and estimated earnings in excess of billings on uncompleted contracts


                                                            December 31,         March 31,
                                                                2000               2001
                                                           ---------------   ------------------
                                                                                (unaudited)

Expenditures on uncompleted contracts                    $     27,051,091  $        41,677,655
Estimated earnings on uncompleted contracts                     4,297,052            7,625,839
                                                           ---------------   ------------------
                                                               31,348,143           49,303,494
Less actual and allowable billings on                          29,607,319           49,185,701
uncompleted contracts                                      ---------------   ------------------
                                                                1,740,824              117,793
Recorded claims on completed contracts                          7,582,860            7,818,876
                                                           ---------------   ------------------
                                                         $      9,323,684  $         7,936,669
                                                           ===============   ==================
Costs and estimated earnings in excess of billings
  on uncompleted contracts                               $      2,657,353  $         1,910,041
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                       (916,529)          (1,792,248)
                                                           ---------------   ------------------
                                                                1,740,824              117,793
Recorded claims on completed contracts                          7,582,860            7,818,876
                                                           ---------------   ------------------
                                                         $      9,323,684  $         7,936,669
                                                           ===============   ==================

     As of December 31, 2000 and March 31, 2001, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $7,583,000 and $7,819,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 2000 and March 31, 2001, that were not expected to be collected within twelve months are classified as a non-current asset.

3.   Property and equipment held for sale

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty-contracting segment, the Company decided to sell its transportable incineration system. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company. As of March 31, 2001, the Company had received $1,177,500, which has been netted against the carrying value of the asset resulting in $622,500 being included in "property held for sale" at March 31, 2001.

     The Company also has real estate for sale in Nashville, Tennessee, which has a net book value of approximately $411,000. This amount is also included in long-term property held for sale, as management does not expect the property to be disposed of within the next twelve months.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Property and equipment

                                                   December 31,           March 31,
                                                       2000                 2001
                                                  -----------------    ----------------
                                                                         (unaudited)

     Land                                       $        1,058,234   $       1,058,234
     Buildings and improvements                          2,891,804           2,891,804
     Construction equipment                             50,457,355          43,973,730
     Furniture and fixtures                                523,367             676,348
                                                  -----------------    ----------------
                                                        54,930,760          48,600,116
     Less accumulated depreciation                     (28,962,865)        (25,949,705)
                                                  -----------------    ----------------

     Net property and equipment                 $       25,967,895   $      22,650,411
                                                  =================    ================

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $1,960,000 and $1,558,000 for the three months ended March 31, 2000 and 2001, respectively.

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

     On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock, of Cumberland common stock in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. The amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and is being amortized over twenty years. At March 31, 2001, the market value of the Cumberland common stock held by the Company was approximately $2,908,000 based on a stock price of $1.6875.

     As of December 31, 2000 and March 31, 2001,  the  Company's  balance in its
equity  method  investment  in  Cumberland  was  approximately   $5,078,000  and
$5,085,000, respectively.

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

     In March 2001, the Company sold its investment in the Apartments for approximately $4,637,000. This amount represents the adjusted book value of the Apartments as of February 28, 2001.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     Long-term debt

                                                                                              March 31,
                                                                           December 31,         2001
                                                                               2000          (unaudited)
                                                                          ---------------  ----------------
Notes payable,  principal and interest  payable in monthly
   installments  plus a balloon payment of $28,124,867 due
   upon maturity of July 2002, interest at 8.25%,
   collateralized by equipment.                                           $   37,653,614   $    35,326,447

Notes payable,  principal and interest payable in monthly
   installments  through October 2003, interest at varying
   rates up to 9.3%, collateralized by equipment.                              4,150,181         1,031,630

Line of credit secured by Waste  Management  shares due
   and payable upon demand, interest payable at lender's
   base rate of LIBOR plus 0.75%.                                              4,314,566         4,394,491

Mortgage notes,  principal and interest payable in monthly
   installments through December 1, 2004, interest at
   varying rates up to prime plus 1.25%, collateralized by
   land and buildings.                                                         1,504,381         1,374,001
                                                                          ---------------  ----------------

Total debt                                                                    47,622,742        42,126,569
Less current portion                                                         (17,875,227)      (14,700,015)
                                                                          ---------------  ----------------
Net long-term debt                                                        $   29,747,515   $    27,426,554
                                                                          ===============  ================


     The Company's outstanding letter of credit facility of approximately $1,080,000 required by its insurance carrier is secured by a restricted cash account at a local financial institution. At December 31, 2000 and March 31, 2001, there were no borrowings outstanding against the letter of credit facility.

     The Company established a loan and collateral account agreement with the firms holding the Company's marketable securities during 1999 and 2000. The margin lines of credit provide cash advances to the Company and are based on the current value of the Waste Management shares and other marketable securities held by the Company.

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

8.   Earnings (loss) per share

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three months ended March 31,
                                                                     2000             2001
                                                                 --------------  ---------------
                                                                  (unaudited)     (unaudited)
Numerator:

Income (loss) from continuing operations                         $     208,424   $    (101,687)
                                                                 --------------  ---------------
Adjustment for basic earnings per share
Numerator for basic earnings per share -
   Income (loss) available to common stockholders                      208,424        (101,687)
                                                                 --------------  ---------------
Income (loss) applicable to common stockholders
   after assumed conversions                                     $     208,424   $    (101,687)
                                                                 ==============  ===============

Denominator:

Denominator for basic earnings per share -
   weighted-average shares                                           4,872,135        4,872,135
Effective of dilutive securities:
Stock options                                                              -0-              -0-
Dilutive potential common shares                                           -0-              -0-
                                                                 --------------  ---------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                   4,872,135        4,872,135
                                                                 ==============  ===============

Basic income (loss) per share                                    $         .04   $        (.02)
                                                                 ==============  ===============

Diluted income (loss) per share                                  $         .04   $        (.02)
                                                                 ==============  ===============


9.   Commitments and contingencies

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 2001

     Net revenue for the three months ended March 31, 2001 decreased 4 percent to approximately $12,480,000 from $13,054,000 for the three months ended March 31, 2000. The decrease is due primarily to the contraction of the Company's mining services ($1,702,000 decrease in net revenue), utility services ($1,015,000 decrease in net revenue) and other services ($14,000 decrease in net revenue). These decreases were somewhat offset by increases in the Company's demolition services ($2,157,000 increase in net revenue).

     Outside services, which largely represent subcontractor costs remained constant at approximately 13% as a percentage of net revenue. The Company will use the services of a subcontractor when it determined that an economic opportunity exists regarding internally providing the services. The Company utilized the services of subcontractors to the same extent during the first quarters of 2000 and 2001 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the first quarter of 2001 increased to approximately 85% from 82% for the same period in 2000. As a result, the gross profit for the first quarter of 2001 was $1,836,000 (15% of net revenue) compared to $2,357,000 (18% of net revenue) for the first quarter of 2000. The decrease in the dollar amount and percentage of gross margin is primarily associated with utility services ($704,000 decrease in gross margin). These increases were somewhat offset by increases in gross margin of mining services ($183,000 increase in gross margin).

     During the three months ended March 31, 2001, selling, general and administrative expenses decreased to $908,000 (7% of net revenue) from $1,198,000 (9% of net revenue) for the three months ended March 31, 2000. The dollar and percentage decreases were primarily attributable to reduced revenues. In addition, equity income from the partnerships and Cumberland increased from approximately $61,000 to $93,000 income during the first three months of 2000 and 2001, respectively.

     During the first quarter 2000 and 2001, the Company incurred a loss on the sale of excess heavy construction equipment of approximately $183,000 and $256,000, respectively.

     Minority interest in net income of subsidiary was approximately $2,000 for the three months ended March 31, 2001 compared to minority interest in net income of $39,000 during the same period in 2000. The minority interest in net income or loss of the subsidiary had reflected approximately 26% of TransCor's earnings as a result of the March 25, 1993 initial public offering of TransCor's common stock. In September 1998, the Company acquired approximately 297,000 shares of TransCor stock from Francis M. Williams the majority owner of the Company and Chairman of the Board of the Company and of TransCor. This purchase of approximately 7% of the outstanding shares increased the Company's ownership in TransCor to 81%. Also, since August 1998 TransCor acquired 514,925 shares of Treasury Stock on the open market effectively increasing the Company's ownership an additional 12% to 93%.

     Investment income from marketable securities was approximately $725,000 and $95,000 for the first quarters of 2000 and 2001 respectively.

     Interest expense, net of interest income decreased to approximately $932,000 during the three months ended March 31, 2001 compared to $1,146,000 for the three months ended March 31, 2000. The decrease is primarily attributable to reductions in the outstanding debt balance.

     As a result of the foregoing, the loss before provision for income taxes for the three months ended March 31, 2001 was approximately $167,000 (1% of net revenue) compared to net income before provision for taxes of $516,000 (4% of net revenue) during the same period in 2000.

     The Company's effective tax rate was 60% for the three months ended March 31, 2000 and 37% for the three months ended March 31, 2001. The 60% rate was due to a change in an estimate of a deferred tax asset.

     As a result of the forgoing, the Company recognized a net loss for the three months ended March 31, 2001 of approximately $105,000 (1% of net revenue) as compared with net income of approximately $208,000 (2% of net revenue) for the same period during 2000.


                         LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities was approximately $975,000 and $1,478,000 during the three months ended March 31, 2000 and 2001, respectively. During the first quarter of 2001, increases in underbillings and decreases in income taxes payable were the primary reasons for cash used by operating activities.

     The Company had capital expenditures during the three months ended March 31, 2000 and 2001 of $3,864,000 and $11,000, respectively. The purchases in the first quarter of 2000 were related to equipment purchases for equipment previously leased.

     Net cash provided by investing activities was $4,624,000 and $7,043,000 during the three months ended March 31, 2000 and 2001. During the first quarter of 2001, the Company realized approximately $1,514,000 and $927,000 proceeds from the sale of equipment and marketable securities, respectively. In addition, the Company received approximately $4,637,000 in proceeds from the sale of the Apartments.

     The net cash used in financing activities was approximately $5,496,000 during the first quarter of 2001. This amount is attributable to repayments of long-term debt.

     The Company's ratio of debt to equity was 4.1 and 3.9 at December 31, 2000 and March 31, 2001, respectively. The decrease in debt is primarily due to the debt paydowns exceeding new debt and the decrease in stockholders' equity is primarily related to the increase in the unrealized loss on marketable securities.

     During the three months ended March 31, 2000 and 2001, the Company's average contract and trade receivables less retainage were outstanding for 81 and 83 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payments.

     On October 22, 1999, the Company contributed its note receivable in an amount of approximately $3,851,000 from the Apartments and other receivables of $3,059,000 for a non-controlling 49% preferred limited partnership interest in the Apartments and a receivable of $900,000 from the Apartments. The amount of $12,066,000 in excess of the underlying equity was attributed to goodwill and was being amortized over thirty years. The Company was allocated 49% of operating income, losses and cash flow. The Company completed the sale of the Apartments in March 2001.

     The Company's current bonding capacity for qualification purposes is $30,000,000 for an individual project and $60,000,000 in the aggregate.
Historically, the Company has obtained surety bond support for individual projects in the $53,000,000 range while the aggregate approached $100,000,000. However, bonding coverage is not guaranteed on projects up to the above limits because each project has its own distinct and separate bond requirements and it is customary for surety bonding companies to underwrite each surety obligation individually. Management believes that bonding coverages are adequate for the size and scope of projects being performed.

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

If the derivative is a hedge, depending on the nature of the hedge changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of the statement to have a significant effect on earnings or the financial position of the Company.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     During 2001, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. As of March 31, 2001, the Company has debt of approximately $43,142,000 of which $41,768,000 has a fixed interest rate. The remaining debt of $1,374,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $14,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market interest rate risk is not material. As of March 31, 2001, the Company's 93% owned subsidiary TransCor, held available-for-sale, marketable equity securities of publicly traded companies having a value of approximately $10,290,000 ($8,680,000 related to Waste Management, Inc.). These securities are subject to price risk.

     Beginning in January 1999, TransCor began trading covered options on Waste Management, Inc. common stock. Management believes although there is always price risk in this type of transaction, management is able to reduce this risk due to its knowledge of the solid waste industry. During the three months ended March 31, 2001 the Company had no outstanding covered options.

                           PART II - OTHER INFORMATION


Item 1.    Legal proceedings

           None


Item 2.    Changes in securities

           None


Item 3.    Defaults upon senior securities

           None


Item 4.    Submission of matters to a vote of security holders

           None


Item 5.    Other information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a) No documents are filed as exhibits to this Quarterly Report on Form 10-Q.

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




                                  KIMMINS CORP.


                                  By: /s/ Francis M. Williams
                                     -------------------------------------------
                                     Francis M. Williams
                                     President and Chief Executive
                                        Officer


May 14, 2001


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 14, 2001.




Date:  May 14, 2001                /s/ Francis M. Williams
     ---------------------        ----------------------------------------------
                                  Francis M. Williams
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date: May 14, 2001                /s/ Norman S. Dominiak
     ---------------------        ----------------------------------------------
                                  Norman S. Dominiak
                                  Vice President and Chief Financial Officer
                                  (Principal Accounting and Financial Officer)






                                       18
1358602v2