Form 10-Q
period 2001-06-30
KIMMINS CORP/DE
filed 2001-08-16
CIK 811562

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------
                                    FORM 10-Q

[Mark One]

[X]  Quarterly  Report   Pursuant   to  Section  13  or 15(d) of the  Securities
     Exchange Act of 1934 For the quarterly period ended June 30, 2001

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

As of August 1, 2001, there were outstanding 4,872,135 shares of common stock and 1,666,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 15, 2001 was $2,923,281.

--------------------------------------------------------------------------------

                                  KIMMINS CORP.

                                    FORM 10-Q

                                      INDEX


PART I. FINANCIAL INFORMATION PAGE

Item 1.     Consolidated balance sheets at December 31, 2000 and
               June 30, 2001 (unaudited)                                                            3

            Consolidated statements of operations for the three months ended
               June 30, 2000 and 2001 (unaudited)                                                   5

            Consolidated statements of comprehensive income for the three months
               ended June 30, 2000 and 2001 (unaudited)                                             6

            Consolidated statements of operations for the six months ended
               June 30, 2000 and 2001 (unaudited)                                                   7

            Consolidated statements of comprehensive income for the six months
               ended June 30, 2000 and 2001 (unaudited)                                             8

            Consolidated statements of cash flows for the six months ended
               June 30, 2000 and 2001 (unaudited)                                                   9

            Notes to consolidated financial statements                                             10

Item 2.     Management's discussion and analysis of financial condition and
               results of operations                                                               18

Item 3.     Quantitative and qualitative disclosures about market risk                             23


PART II. OTHER INFORMATION

Item 1.     Legal proceedings                                                                      23

Item 2.     Changes in securities                                                                  23

Item 3.     Defaults upon senior securities                                                        23

Item 4.     Submission of matters to a vote of security holders                                    23

Item 5.     Other information                                                                      23

Item 6.     Exhibits and Reports on Form 8-K                                                       23

            Signatures                                                                             24



                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                         December 31,          June 30,
                                                                            2000                 2001
                                                                      -----------------    -----------------
                                                                                             (unaudited)
Current assets:
   Cash and cash equivalents including restricted cash of
      $1,080,350                                                      $      1,299,769     $      1,476,566
   Marketable securities                                                    12,361,268           12,270,314
   Accounts receivable, net
     Contract and trade                                                     10,738,570           11,314,811
     Affiliates                                                                954,150               33,138
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                  2,657,353            1,516,329
   Deferred income tax, net                                                  1,731,119            1,784,576
   Property and equipment held for sale                                      4,464,867                  -0-
   Other current assets                                                        570,524              765,534
                                                                      -----------------    -----------------

        Total current assets                                                34,777,620           29,161,268
                                                                      -----------------    -----------------


Property and equipment, net                                                 25,967,895           18,029,472
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts                               7,582,860            5,995,349
Non-current portion of accounts receivable, net
   contract and trade                                                        1,878,445            1,399,253
Deferred income tax, non-current                                               632,927            1,149,576
Property and equipment held for sale                                           410,681            1,033,181
Note receivable - affiliate                                                  1,000,000            1,000,000
Investment in Cumberland Technologies, Inc. - affiliate                      5,077,751            5,107,680
                                                                      -----------------    -----------------

        Total assets                                                  $     77,328,179     $     62,875,779
                                                                      =================    =================





The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         December 31,          June 30,
                                                                             2000                2001
                                                                        --------------     ---------------
                                                                                             (unaudited)
Current liabilities:
   Accounts payable - trade                                             $   7,109,471      $    6,506,385
   Accounts payable - affiliate                                               462,447             209,168
   Income tax payable                                                         509,958              84,000
   Accrued expenses                                                         5,857,807           3,245,318
   Liability for options                                                          -0-           1,102,670
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                    916,529           1,371,531
   Current portion of long-term debt                                       17,875,227          11,739,879
                                                                        --------------     ---------------

        Total current liabilities                                          32,731,439          24,258,951
                                                                        --------------     ---------------

Long-term debt                                                             29,747,515          25,029,108
Minority interest in subsidiary                                             1,846,438           1,827,920
Related party debt                                                          1,000,000           1,030,000
Commitments and contingencies (Note 10)

Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares
     authorized; 5,072,397 shares issued and 4,872,135
     outstanding                                                                5,072               5,072
   Class B common stock, $.001 par value; 10,000,000
     shares authorized; 2,291,569 shares issued and
     1,666,569 outstanding                                                      1,667               1,667
   Preferred stock, $.001 par value; 1,000,000 shares
     authorized; 0 shares issued; 0 shares outstanding as
     of December 31, 2000 and June 30, 2001, respectively                         -0-                 -0-
   Capital in excess of par value                                          20,178,848          20,178,848
   Unrealized loss on securities (net of tax)                              (3,910,624)            171,630
   Retained earnings (deficit)                                             (3,426,284)         (8,781,525)
                                                                        --------------     ---------------
                                                                           12,848,679          11,575,692

   Less treasury stock, at cost (200,262 shares)                             (845,892)           (845,892)
                                                                        --------------     ---------------

     Total stockholders' equity                                            12,002,787          10,729,800
                                                                        --------------     ---------------

     Total liabilities and stockholders' equity                         $  77,328,179      $   62,875,779
                                                                        ==============     ===============





The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Three months ended June 30,
                                                                                 2000                  2001
                                                                            --------------      ----------------
                                                                             (unaudited)            (unaudited)
Revenue
   Gross revenue                                                            $  16,768,933       $    13,907,735
    Outside services, at cost                                                  (2,806,964)           (1,553,885)
                                                                            --------------      ----------------
   Net revenue                                                                 13,961,969            12,353,850

Costs and expenses
   Cost of revenue earned                                                      11,464,851            11,570,624
                                                                            --------------      ----------------

Gross profit                                                                    2,497,118               783,226
Selling, general and administrative expenses                                    1,184,768             1,010,495
                                                                            --------------      ----------------

Operating income (loss)                                                         1,312,350              (227,269)

Gain (loss) on sale of fixed assets                                                21,287              (965,434)
Minority interest in net operations of subsidiary                                (154,791)              274,476
Income (loss) from marketable securities                                          120,822            (6,636,919)
Interest expense                                                               (1,286,550)             (850,540)
                                                                            ---------------     -----------------

Income (loss) before provision for income taxes (benefit)                           13,118            (8,405,686)
Provision for income taxes (benefit)                                                 4,920            (3,152,131)
                                                                                                ------------------
                                                                            ---------------

Income (loss) from continuing operations                                             8,198            (5,253,555)

Discontinued operations:
  Income from discontinued solid waste division
   (net of tax provision of $1,321,875 in 2000)                                  2,203,125                   -0-
                                                                            ---------------     -----------------

Net income (loss)                                                           $    2,211,323      $     (5,253,555)
                                                                            ===============     =================

Share data:
   Basic income (loss) per share from continuing operations                 $          .00      $         (1.08)
                                                                            ===============     =================
   Diluted income (loss) per share from continuing operations               $          .00      $         (1.08)
                                                                            ===============     =================

Basic income (loss) per share from discontinued operations                  $          .45      $            .00
                                                                            ===============     =================
Diluted income (loss) per share from discontinued operations                $          .45      $            .00
                                                                            ===============     =================

Total basic income (loss) per share                                         $          .45      $         (1.08)
                                                                            ===============     =================
Total diluted income (loss) per share                                       $          .45      $         (1.08)
                                                                            ===============     =================

Weighted average number of shares outstanding used in computations:
   Basic                                                                         4,872,135             4,872,135
                                                                            ===============     =================
   Diluted                                                                       4,872,135             4,872,135
                                                                            ===============     =================


The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                              Three months ended June 30,
                                                                                2000                2001
                                                                            --------------      --------------
                                                                             (unaudited)         (unaudited)

     Net income (loss)                                                      $   2,211,323       $  (5,253,555)

      Unrealized gain on investments in marketable securities,
          net of tax expense of $656,627 and $3,117,935,
          respectively                                                          1,094,381           5,196,561

     Less minority interest                                                       (76,169)           (341,674)

     Allocable share of unrealized gain on investments
        in marketable securities held by Cumberland                                   487              34,957
                                                                            --------------      --------------

     Comprehensive income                                                   $   3,230,022       $     363,711
                                                                            ==============      ==============




The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Six months ended June 30,
                                                                                 2000                   2001
                                                                            -----------------    ---------------
                                                                              (unaudited)           (unaudited)
Revenue
   Gross revenue                                                            $   31,452,063       $   27,932,703
    Outside services, at cost                                                   (4,436,216)          (3,098,466)
                                                                            -----------------    ---------------
   Net revenue                                                                  27,015,847           24,834,237

Costs and expenses
   Cost of revenue earned                                                       22,161,530           22,215,219
                                                                            ---------------      ---------------

Gross profit                                                                     4,854,317            2,619,018
   Selling, general and administrative expenses                                  2,382,785            1,914,597
                                                                            ---------------      ---------------

Operating income (loss)                                                          2,471,532              704,421

 Gain (loss) on sale of fixed assets                                              (161,835)          (1,221,837)
 Minority interest in net operations of subsidiary                                (193,937)             272,715
 Income (loss) from marketable securities                                          845,729           (6,541,430)
 Interest expense                                                               (2,432,594)          (1,782,254)
                                                                            -----------------    ----------------

Income (loss) before provision for income taxes (benefit)                          528,895           (8,568,385)
Provision for income taxes (benefit)                                               312,273           (3,213,143)
                                                                            -----------------    ----------------

Income (loss) from continuing operations                                           216,622           (5,355,242)

Discontinued operations:
   Income from discontinued solid waste division (net
     of tax provision of $1,321,875 in 2000)                                     2,203,125                  -0-
                                                                            ----------------     ----------------

Net income (loss)                                                           $    2,419,747       $   (5,355,242)
                                                                            ================     ================


Share data:
   Basic income (loss) per share from continuing operations                 $          .05       $        (1.10)
                                                                            ================     ================
   Diluted income (loss) per share from continuing operations               $          .05       $        (1.10)
                                                                            ================     ================

   Basic income (loss) per share from discontinued operations               $          .45       $          .00
                                                                            ================     ================
   Diluted income (loss) per share from discontinued operations             $          .45       $          .00
                                                                            ================     ================

   Total basic income (loss) per share                                      $          .50       $        (1.10)
                                                                            ================     ================
   Total diluted income (loss) per share                                    $          .50       $        (1.10)
                                                                            ================     ================

Weighted average number of shares outstanding used in computations:
   Basic                                                                         4,872,135            4,872,135
                                                                            ================     ================
   Diluted                                                                       4,872,135            4,872,135
                                                                            ================     ================



The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                              Six months ended June 30,
                                                                                2000                2001
                                                                            ---------------     --------------
                                                                             (unaudited)         (unaudited)

     Net income (loss)                                                      $   2,419,747       $  (5,355,242)

      Unrealized gain (loss) on investments in marketable
         securities, net of $91,787 tax benefit and $2,168,980
         tax expense, respectively                                               (152,978)          4,364,966

     Less minority interest                                                        10,647            (286,997)

     Allocable share of unrealized gain (loss) on investments
        in marketable securities held by Cumberland                               (34,190)             31,361
                                                                            ---------------     --------------

     Comprehensive income (loss)                                            $   2,243,226       $  (1,245,912)
                                                                            ==============      ===============









The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six months ended June 30,
                                                                                          2000                 2001
                                                                                     ---------------      ---------------
                                                                                      (unaudited)          (unaudited)
Cash flows from operating activities:
   Net income (loss) from continuing operations                                      $      216,622       $   (5,355,242)
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
     Depreciation and amortization                                                        4,007,372            3,026,900
     Gain on sale of marketable securities                                                 (845,729)            (180,000)
     Minority interest in operations of subsidiary                                          193,937             (274,476)
     Loss on disposal of property and equipment                                             161,835            1,221,837
     Equity in losses (earnings) of equity investees                                       (283,367)             (67,118)
     Net unrealized holding losses                                                              -0-            6,722,000
Changes in operating assets and liabilities:
   Accounts receivable                                                                      214,586              823,963
   Costs and estimated earnings in excess of billings on uncompleted
       contracts                                                                            506,492            2,728,535
   Current and deferred income taxes                                                        160,135           (3,939,881)
   Other                                                                                   (461,649)            (195,010)
   Accounts payable                                                                      (2,165,460)            (856,365)
   Accrued expenses                                                                        (292,715)          (2,612,489)
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                                 (613,566)             455,002
                                                                                     ---------------      ---------------
Total adjustments                                                                           581,871            6,852,898
                                                                                     ---------------      ---------------
Net cash provided by continuing operations                                                  798,493            1,497,656
Gain on sale of discontinued operations                                                   2,203,125                  -0-
Provision for taxes on gain of sale of discontinued operations                            1,321,875                  -0-
                                                                                     ---------------      ---------------
Net cash provided by operating activities                                                 4,323,493            1,497,656
                                                                                     ---------------      ---------------

Cash flows from investing activities:
   Proceeds from sale of Apartments                                                              -0-           4,636,910
   Capital expenditures                                                                  (3,943,010)             (33,801)
   Proceeds from sale of property and equipment                                           6,781,225            3,866,873
   Cash proceeds on sale of marketable securities                                         2,916,914            1,153,584
   Purchase of marketable securities                                                       (498,790)             (90,670)
                                                                                     ---------------      ---------------
Net cash provided by investing activities                                                 5,256,339            9,532,896
                                                                                     ---------------      ---------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                             298,833              137,318
   Repayments of long-term debt                                                          (9,312,672)         (10,991,073)
   Payments on capital lease obligations                                                   (413,719)                  -0-
                                                                                     ----------------     ----------------
Net cash used in financing activities                                                    (9,427,558)         (10,853,755)
                                                                                     ----------------     ----------------

Net increase in cash                                                                        152,274              176,797
Cash, beginning of period                                                                   194,202            1,299,769
                                                                                     ---------------      ---------------
Cash, end of period                                                                  $      346,476       $    1,476,566
                                                                                     ===============      ===============

Supplemental cash flows disclosure:
   Cash paid for interest                                                            $    2,547,199       $    1,855,531
   Cash paid for income taxes                                                        $       52,000       $          -0-
                                                                                     ---------------      ---------------
                                                                                     $    2,599,199       $    1,855,531
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

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 2000, included in the Company's Form 10-K dated December 31, 2000, as filed with the United States Securities and Exchange Commission.

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

     Marketable  securities - As a result of the sale of Kimmins Recycling Corp.
(KRC) to Eastern Environmental Services, Inc. (EESI), the Company received 555,329 shares of common stock of EESI. Subsequent to the sale of KRC to EESI, Waste Management, Inc. acquired EESI. Accordingly, the Company now holds 355,742 shares of Waste Management, Inc. (WMI) common stock. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities", the WMI securities are categorized as trading securities and the other marketable securities held are categorized as available for sale. The fair market value of the Company's securities portfolio is approximately $12,270,000 at June 30, 2001. The Company's cost basis in the available for sale securities is approximately $1,043,000 and the unrealized gain of approximately $263,000 net of deferred taxes of approximately $99,000 and the minority interest's share of approximately $11,000 is reported as a separate component of shareholder's equity. Both realized and unrealized gains and losses of the trading portfolio are included in income or loss from marketable securities. In accordance with the Company's transfer of the WMI securities from the available for sale to the trading securities category, the Company reclassified approximately $6,036,000 (approximately $3,773,000 after taxes) of unrealized loss from shareholder's equity to income or loss from marketable securities. Additionally, the Company's allocable share of the unrealized gain (net of tax) on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $18,000 at June 30, 2001. The balance of the unrealized gain net of deferred tax is approximately $172,000 at June 30, 2001.

     At June 30, 2001, income (loss) from marketable securities in the statement of operations includes approximately $24,000 in realized gains from sales of available for sale securities, approximately $156,000 in realized gains from options trading, and approximately $6,722,000 in net unrealized holding losses.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Investments - The Company's 31 percent investment in Cumberland is accounted for using the equity method of accounting. The Company's 49 percent investments in Summerbreeze Apartments, Ltd., and Sunshadow Apartments, Ltd. (the "Apartments"), were also accounted for using the equity method of accounting. The original carrying amounts in excess of the underlying equity in these companies is amortized over the estimated useful life of the investment. The estimated useful lives of these intangibles are twenty years for Cumberland and was thirty years for the Apartments. The Company sold its investments in the Apartments in March 2001. (See Note 5)

2.   Costs and estimated earnings in excess of billings on uncompleted contracts

                                                                            December 31,          June 30,
                                                                                2000                2001
                                                                           ----------------    ---------------
                                                                                                (unaudited)

      Expenditures on uncompleted contracts                                $    27,051,091     $   43,571,790
      Estimated earnings on uncompleted contracts                                4,297,052          7,178,371
                                                                           ----------------    ---------------
                                                                                31,348,143         50,750,161

      Less actual and allowable billings on uncompleted contracts               29,607,319         50,605,363
                                                                           ----------------    ---------------
                                                                                 1,740,824            144,798
      Recorded claims on completed contracts                                     7,582,860          5,995,349
                                                                           ----------------    ---------------
                                                                           $     9,323,864     $    6,140,147
                                                                           ================    ===============

      Costs and estimated earnings in excess of billings on
       uncompleted contracts                                               $     2,657,353     $    1,516,329
      Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                      (916,529)        (1,371,531)
                                                                           ----------------    ---------------

                                                                                 1,740,824            144,798
      Recorded claims on completed contracts                                     7,582,860          5,995,349
                                                                           ----------------    ---------------
                                                                           $     9,323,684     $    6,140,147
                                                                           ================    ===============

     As of December 31, 2000 and June 30, 2001, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $7,583,000 and $5,995,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 2000 and June 30, 2001, that were not expected to be collected within twelve months are classified as a non-current asset.

3.   Property and equipment held for sale

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty-contracting segment, the Company decided to sell its transportable incineration system. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company. As of June 30, 2001, the Company has received $1,177,500 which has been netted against the carrying value of the asset resulting in $622,500 being included in property and equipment held for sale at June 30, 2001.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Property and equipment held for sale at June 30, 2001 also includes real estate for sale in Nashville, Tennessee, which has a net book value of approximately $411,000.


4.   Property and equipment

                                                               December 31,            June 30,
                                                                   2000                  2001
                                                             -----------------     ------------------
                                                                                      (unaudited)

              Land                                           $      1,058,234      $       1,058,234
              Buildings and improvements                            2,891,804              2,891,804
              Construction equipment                               50,457,355             36,942,967
              Furniture and fixtures                                  523,367                684,531
                                                             -----------------     ------------------
                                                                   54,930,760             41,577,536
              Less accumulated depreciation                       (28,962,865)           (23,548,064)
                                                             -----------------     -------------------

              Net property and equipment                     $     25,967,895      $      18,029,472
                                                             =================     ==================

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $3,724,000 and $2,877,000 for the six months ended June 30, 2000 and 2001, respectively.

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

     On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock, of Cumberland common stock in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. The amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and is being amortized over twenty years. At June 30, 2001, the market value of the Cumberland common stock held by the Company was approximately $1,896,000 based on a stock price of $1.10.

     As of December 31, 2000 and June 30,  2001,  the  Company's  balance in its
equity  method  investment  in  Cumberland  was  approximately   $5,078,000  and
$5,108,000, respectively.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Long-term debt

                                                                                  December 31,          June 30,
                                                                                      2000                2001
                                                                                -----------------    ---------------
                                                                                                      (unaudited)
Notes payable, principal and interest payable in monthly installments plus a balloon payment of $23,900,972 due upon maturity of July 2002, interest
   at 8.25%, collateralized by equipment.                                       $    37,653,614      $   31,012,782

Notes payable, principal and interest payable in monthly installments through November 2001,interest at varying rates up to 9.3%, collateralized
   by equipment.                                                                      4,150,181             576,132

Line of credit secured by Waste Management shares due and payable upon demand,
   interest payable at lender's base rate of LIBOR plus .75%.                         4,314,566           3,879,299

Mortgage notes, principal and interest payable in monthly installments through
   December 1, 2004, interest at prime plus 1.25%, collateralized by land
   and buildings.                                                                     1,504,381           1,300,774
                                                                                -----------------    ---------------

Total debt                                                                           47,622,742          36,768,987
Less current portion                                                                (17,875,227)        (11,739,879)
                                                                                -----------------    ---------------

Net long-term debt                                                              $    29,747,515      $   25,029,108
                                                                                -----------------    ---------------

     The Company's outstanding letter of credit facility of approximately $1,080,000 required by its insurance carrier is secured by a restricted cash account at a local financial institution. At December 31, 2000 and June 30, 2001, there were no borrowings outstanding against the letter of credit facility.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Earnings (loss) per share

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three months ended June 30,
                                                                        2000             2001
                                                                   ---------------   -------------
                                                                    (unaudited)      (unaudited)
Numerator:
---------

Income (loss) from continuing operations                           $        8,198    $(5,253,555)
Adjustment for basic earnings per share
                                                                   ---------------   -------------
Numerator for basis earnings per share -
   Income (loss) available to common stockholders from
   Continuing operations                                                    8,198     (5,253,555)

Effect of dilutive securities:
Numerator for diluted earnings per share -
Income (loss) from continuing operations                                    8,198     (5,253,555)
Income (loss) from discontinued operations                              2,203,125             -0-
                                                                   ---------------   -------------
Income (loss) applicable to common stockholders
   After assumed conversions                                       $    2,211,323    $(5,253,555)
                                                                   ===============   =============


Denominator:
-----------

Denominator for basic earnings per share -
   Weighted-average shares                                              4,872,135       4,872,135
Effect of dilutive securities:
Stock options                                                                 -0-             -0-
Dilutive potential common shares                                              -0-             -0-
                                                                   ---------------   -------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                      4,872,135       4,872,135
                                                                   ===============   =============


Basic income (loss) per share from continuing operations           $          .00    $     (1.08)
                                                                   ===============   =============
Diluted income (loss) per share from continuing operations         $          .00    $     (1.08)
                                                                   ===============   =============

Basic income (loss) per share from discontinued operations         $          .45    $        .00
                                                                   ===============   =============
Diluted income (loss) per share from discontinued operations       $          .45    $        .00
                                                                   ===============   =============

Total basic income (loss) per share                                $          .45    $     (1.08)
                                                                   ===============   =============
Total diluted income (loss) per share                              $          .45    $     (1.08)
                                                                   ===============   =============


                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Six months ended June 30,
                                                                        2000             2001
                                                                   ---------------   -------------
                                                                    (unaudited)      (unaudited)
Numerator:
---------

Income (loss) from continuing operations                           $      216,622    $(5,355,242)
Adjustment for basic earnings per share                                       -0-             -0-
                                                                   ---------------   -------------
Numerator for basic earnings per share -
   Income (loss) available to common stockholders
   from continuing operations                                             216,622     (5,355,242)

Effect of dilutive securities:
Numerator for diluted earnings per share -
Income (loss) from continuing operations                                  216,622     (5,355,242)
Income (loss) from discontinued operations                              2,203,125             -0-
                                                                   ---------------   -------------
Income (loss) applicable to common stockholders
   after assumed conversions                                       $    2,419,747    $(5,355,242)
                                                                   ===============   =============


Denominator:
-----------

Denominator for basic earnings per share -
   weighted-average shares                                              4,872,135       4,872,135
Effective of dilutive securities:
Stock options                                                                 -0-             -0-
Dilutive potential common shares                                              -0-             -0-
                                                                   ---------------   -------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                      4,872,135       4,872,135
                                                                   ===============   =============


Basic income (loss) per share from continuing operations           $          .05    $     (1.10)
                                                                   ===============   =============
Diluted income (loss) per share from continuing operations         $          .05    $     (1.10)
                                                                   ===============   =============

Basic income (loss) per share from discontinued operations         $          .45    $        .00
                                                                   ===============   =============
Diluted income (loss) per share from discontinued operations       $          .45    $        .00
                                                                   ===============   =============

Total basic income (loss) per share                                $          .50    $     (1.10)
                                                                   ===============   =============
Total diluted income (loss) per share                              $          .50    $     (1.10)
                                                                   ===============   =============


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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Commitments and contingencies

     The Company is involved in various legal actions and claims arising in the ordinary course of its business. After taking into consideration legal counsel's evaluation of such actions and claims, management is of the opinion that their outcome will not have a material adverse effect on the consolidated financial position of the Company.

     During 2000, the Company entered into a three year "Club Seat" membership agreement with a local sports venue for a total of approximately $40,000 per year. Part of the cost of the agreement is shared with the Company's affiliate, Cumberland Technologies, Inc.


11.  Financial instruments

     The carrying amount reported in the balance sheet as a liability for covered call options outstanding is approximately $1,103,000 on June 30, 2001. The carrying amount reported in the balance sheet for cash, accounts receivable, marketable securities, accounts payable and long-term debt approximates their respective fair value.

12.  Comprehensive income

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

     For the three and six months ended June 30, 2001, the unrealized gain on investments in marketable securities includes reclassification adjustments of approximately $83,000 and $180,000, respectively, in net realized gains from sales of securities and the reclassification from stockholders' equity to the statement of operations of approximately $6,036,000 of unrealized loss in accordance with the reclassification of available for sale to trading securities in the three months ended June 30, 2001.

13.  Subsequent events

     On July 24, 2001, the Company received $1,000,000 as a claim settlement on a job completed in 1999. The Company has a potential opportunity to recover other amounts from a vendor on the project. The Company's expected loss on this claim is estimated at $1,214,000 which was included in cost of revenue in the quarter ended June 30, 2001.

     In July 2001, the Company incurred a realized loss of approximately $1,045,000 in options trading of which approximately $686,000 is reflected in the Company's statement of operations for the quarter ended June 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

             COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000


     Net revenue for the three months ended June 30, 2001 decreased 12 percent to approximately $12,354,000 from $13,962,000 for the three months ended June 30, 2000. The decrease is due primarily to the contraction of the Company's mining services ($1,105,000 decrease in net revenue) and demolition services ($734,000 decrease in net revenue), as well as other services ($1,674,000 decrease in net revenue). These decreases were somewhat offset by increases in the Company's utility contracting services ($1,905,000 increase in net revenue).

     Outside services, which largely represent subcontractor costs decreased as a percentage of net revenue to 13 percent for the second quarter of 2001 from 20 percent for the same period of 2000. The Company will use the services of a subcontractor when it determines that an economic opportunity exists as opposed to internally providing the services. The Company utilized the services of subcontractors to a lesser extent during the second quarter of 2001 than 2000 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the second quarter of 2001 increased to approximately 94% from 82% for the same period in 2000. Approximately 10% of the increase is attributable to a $1,214,000 loss recorded during the second quarter of 2001 on a claim related to a job completed in 1999.

     As a result, the gross profit for the second quarter of 2001 was approximately $783,000 (6% of net revenue) compared to approximately $2,797,000 (18% of net revenue) for the second quarter of 2000. The decrease in the dollar amount and percentage of gross margin is primarily associated with the $1,214,000 loss reflected as additional cost of sales for a job closed in 1999 based on a claim settlement which was received in July 2001. In addition, other changes in gross margin were associated with mining services ($2,210,000 decrease in gross margin). This decrease was somewhat offset by increases in gross margin of demolition services ($984,000 increase in gross margin), utility contracting services ($272,000 increase in gross margin) and other services ($152,000 increase in gross margin).

     During the three months ended June 30, 2001, selling, general and administrative expenses decreased to approximately $1,019,000 (8% of net revenue) from $1,185,000 (8% of net revenue) for the three months ended June 30, 2000. The dollar decrease was attributable to management's continued efforts to contain and reduce administration and overhead costs as well as reduced revenues.

     Minority interest in net loss of subsidiary was approximately $274,000 for the three months ended June 30, 2001 compared to minority interest in net loss of $155,000 during the same period in 2000. The minority interest in net income or loss of the subsidiary had reflected approximately 26% of TransCor's earnings as a result of the March 25, 1993 initial public offering of TransCor's common stock. In September 1998, the Company acquired approximately 297,000 shares of TransCor stock from Francis M. Williams the majority owner of the Company and Chairman of the Board of the Company and of TransCor. This purchase of approximately 7% of the outstanding shares increased the Company's ownership in TransCor to 81%. Also, since August 1998 TransCor acquired 514,925 shares of treasury stock on the open market effectively increasing the Company's ownership an additional 12% to 93%.

     Investment loss from marketable securities was $6,637,000 compared to income of approximately $121,000 for the second quarters of 2001 and 2000 respectively. This was primarily a result of the recognition of the $6,036,000 holding loss on the WMI marketable securities in June 2001, which was previously included as an unrealized loss in stockholders' equity. In addition, the Company recognized a holding loss of approximately $686,000 on open options held at June 30, 2001.

     Interest expense, net of interest income decreased to approximately $851,000 during the three months ended June 30, 2001 compared to $1,287,000 for the three months ended June 30, 2000. The decreased interest expense is attributable to significant reductions in the outstanding debt balance.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company received income from discontinued operations of approximately $2,203,000 net of tax of $1,322,000 as final settlement due the Company as a result of the sale of the SWMS operations in 2000.

              COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Net revenue for the six months ended June 30, 2001 decreased by approximately $2,182,000 or 8% to $24,834,000 from $27,016,00 for the same period in 2000. The decrease is due primarily to contraction of the Company's mining services ($2,863,000, decrease in net revenue), as well as decreases in other services ($1,335,000 decrease in net revenue). These decreases were somewhat offset by increases in utility contracting services ($1,074,000 increase in net revenue) as well as demolition services ($942,000 increase in net revenue).

     Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 12 percent for the six months ended June 30, 2001, from 16 percent for the same period in 2000. The Company will use the services of a subcontractor when it determines that an economic opportunity exists as opposed to internally providing the services. The Company utilized the services of subcontractors to a lesser extent during 2001 than 2000 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue for the six months ended June 30, 2001 increased to 89 percent from 82 percent for the same period in 2000. The primary reason for the increased cost of revenue is attributable to the recognition of an approximately $1,214,000 loss on a claim settled in July, 2001 related to a job closed in 1999. As a result, the gross profit for the six months ended June 30, 2001 was approximately $2,619,000 (11 percent of net revenue) compared to $4,854,000 (18 percent of net revenue) for the same period in 2000. The decrease in the dollar amount and percentage of gross margin (7 percent) is also associated with mining services ($3,274,000 decrease in gross margin) as well as other services ($1,068,000 decrease in gross margin). These decreases were somewhat offset by increases in the gross margin for demolition services ($1,689,000) and ($1,630,000) for utility contracting services.

     During the six months ended June 30, 2001, selling, general and administrative expenses decreased to approximately $1,915,000 (8 percent of net revenue) from $2,383,000 (9 percent of net revenue) for the same period in 2000. The dollar and percentage decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with management's actions to reduce these costs.

     Minority interest in net loss of subsidiary was $273,000 for the six months ended June 30, 2001, compared to minority interest in net income of the subsidiary of $194,000 during the same period in 2000.

     Interest expense, net of interest income, decreased to approximately $1,782,000 during the six months ended June 30, 2001, compared to $2,433,000 for the same period in 2000. The decrease in interest expense is primarily attributable to significant decreases in the outstanding debt balance.

     Investment loss from marketable securities was approximately $6,541,000 compared to income of approximately $846,000 for the six months ended June 30, 2001 and 2000 respectively. This was primarily the result of the recognition of the recognition of $6,036,000 in holding losses on the WMI marketable securities. In addition, the Company recognized a holding loss of approximately $686,000 on open options held at June 30, 2001.

     As a result of the foregoing, the loss before provision for income taxes for the six months ended June 30, 2001 was approximately $8,568,000 (35 percent of net revenue) compared to income before provision for income taxes of approximately $529,000 (2 percent of net revenue) during the same period in 2000.

     The Company's effective tax rate was 37.5 percent for the six months ended June 30, 2001, compared to a rate of 59 percent for 2000 tax provisions. The higher than statutory effective tax rate in 2000 was due to a change in an estimate of a deferred tax asset.

     The Company generated a loss from continuing operations of approximately $5,355,000 (22 percent of net revenue) for the six months ended June 30, 2001 as compared with a loss from continuing operations of approximately $217,000 (1 percent of net revenue) for the same period during 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company received income from discontinued operations of approximately $2,203,000 net of tax of $1,322,000 as final settlement due the Company as a result of the sale of the SWMS operations in 2000.

     As a result of the foregoing, the Company reported a net loss for the six months ended June 30, 2001 of approximately $5,355,000 (22% of net revenue) as compared with net income of $2,420,000 (9% of net revenue) for the same period during 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was approximately $1,498,000 during the six months ended June 30, 2001 compared to approximately $4,323,000 during the six month period ended June 30, 2000. Cash of $3,525,000 received from Waste Management, Inc. was the primary reason for net cash provided by operating activities in 2000.

     The Company had capital expenditures of approximately $34,000 and $3,944,000 during the six months ended June 30, 2001 and 2000, respectively. During 2000, most capital expenditures were related to the conversion of leases to fixed asset purchases of construction equipment utilized in the Company's specialty contracting operations. Future capital expenditures will be financed by available cash resources, cash flow from operations and available credit resources, as needed.

     Net cash provided by investing activities was $9,533,000 and $5,256,000 during the six months ended June 30, 2001 and 2000. During the six months ended of June 30, 2001 and June 30, 2000, the Company realized approximately $3,867,000 and $6,781,000 proceeds from the sale of equipment. In addition, the Company received $1,154,000 and $2,917,000 proceeds from the sale of marketable securities during the six months ended June 30, 2001 and 2000, respectively. During the first quarter of 2001, the Company also received $4,637,000 proceeds from the sale of the Apartments.

     The net cash used in financing activities was approximately $9,428,000 during the six months ended June 30, 2000 and $10,854,000 for the six months ended June 30, 2001. The majority of these amounts are attributable to significant repayments of long-term debt.

     The Company's ratio of debt to equity was 4.0 to 1 and 3.4 to 1 at December 31, 2000 and June 30, 2001, respectively. The decrease in debt is primarily due to significant debt paydowns.

     During the six months ended June 30, 2000 and 2001, the Company's average contract and trade receivables less retainage were outstanding for 58 and 59 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payments.

     At December 31, 2000 and June 30, 2001, approximately $1,963,000 and $1,033,000, respectively of the combined accounts receivable-affiliates and note receivable-affiliates are due from affiliates of the Company's President. The majority of the affiliated receivables are guaranteed by Francis M. Williams.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Financial Accounting Standards Board has issued Statement No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133, which delays the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge changes through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company began trading covered call options in May 2001 and had open options at June 30, 2001. The Company recognized the change in the value of the options as a loss during June 2001.

     In July 2001, the Financial Account Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("Statement 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements as of the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations. If inflation increased, the Company would attempt to increase its prices to offset its increased expenses. No assurance can be given, however that the Company will be able to adequately increase its prices in response to inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     As of June 30, 2001, the Company's 93% owned subsidiary TransCor, held for other than trading purposes, marketable equity securities of publicly traded companies having a value of approximately $1,306,000. These securities are subject to price risk. In addition, TransCor held for trading purposes, marketable equity securities of $10,964,000 related to Waste Management.

     During the quarter ended June 30, 2001, the Company entered into transactions using derivative financial instruments. Beginning in May 2001, TransCor began trading covered options on Waste Management, Inc. common stock. During the three months ended June 30, 2001, TransCor invested approximately $356,000 in covered options and recognized a gain of approximately $156,000 on proceeds of $512,000. In addition, TransCor recognized a holding loss of approximately $686,000 on open options held at June 30, 2000. As of June 30, 2001, the Company's balance sheet included a liability for covered call options of Waste Management, Inc. stock of approximately $1,103,000 based on its fair market value at that time. The carrying value of the call options will change as the market price of the Waste Management, Inc., stock changes. The covered options are held as a hedge against the Company's long position in the stock. The call options expired in July, 2001.

     As of June 30, 2001, the Company has debt of approximately $36,769,000 of which $35,468,000 has a fixed interest rate. The remaining debt of $1,301,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $13,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market interest rate risk is not material.


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



Date:   August 16, 2001           /s/ Francis M. Williams
                               -------------------------------------------------
                                  Francis M. Williams
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  August 16, 2001            /s/ Karl F. Burgin
                               -------------------------------------------------
                                  Karl F. Burgin
                                  Vice President and Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

1386405v2