Form 10-Q
period 2001-09-30
KIMMINS CORP/DE
filed 2001-11-14
CIK 811562

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

     For the quarterly period ended September 30, 2001

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

As of November 13, 2001, there were outstanding 4,872,135 shares of common stock and 1,666,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 13, 2001 was $536,112.

--------------------------------------------------------------------------------

                                  KIMMINS CORP.

                                    FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                               PAGE

          Item 1. Consolidated balance sheets at December 31, 2000 and
                     September 30, 2001 (unaudited)                                             3

                  Consolidated statements of operations for the three months ended
                     September 30, 2000 and 2001 (unaudited)                                    5

                  Consolidated statements of comprehensive income for the three months
                     ended September 30, 2000 and 2001 (unaudited)                              6

                  Consolidated statements of operations for the nine months ended
                     September 30, 2000 and 2001 (unaudited)                                    7

                  Consolidated statements of comprehensive income for the nine months
                     ended September 30, 2000 and 2001 (unaudited)                              8

                  Consolidated statements of cash flows for the nine months ended
                     September 30, 2000 and 2001 (unaudited)                                    9

                  Notes to consolidated financial statements                                   10

          Item 2. Management's discussion and analysis of financial condition and
                     results of operations                                                     16

          Item 3. Quantitative and qualitative disclosures about market risk                   20

PART II.  OTHER INFORMATION

          Item 1. Legal proceedings                                                            21

          Item 2. Changes in securities                                                        21

          Item 3. Defaults upon senior securities                                              21

          Item 4. Submission of matters to a vote of security holders                          21

          Item 5. Other information                                                            21

                  Signatures                                                                   21


                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                  KIMMINS CORP.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                       December 31,          September 30,
                                                                            2000                 2001
                                                                   -------------------- ---------------------
                                                                                              (unaudited)
Current assets:
   Cash and cash equivalents including restricted cash of
      $1,080,350                                                   $         1,299,769  $          1,408,741
   Marketable securities                                                    12,361,268             9,998,349
   Accounts receivable, net
     Contract and trade                                                     10,738,570             9,686,459
     Affiliates                                                                954,150                96,619
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                  2,657,353             1,617,186
   Deferred income tax, net                                                  1,731,119             1,808,002
   Property and equipment held for sale                                      4,464,867                   -0-
   Other current assets                                                        570,524               802,113
                                                                   -------------------- ---------------------
        Total current assets                                                34,777,620            25,417,469
                                                                   -------------------- ---------------------


Property and equipment, net                                                 25,967,895            16,357,447
Non-current portion of costs and estimated earnings in
   excess of billings on uncompleted contracts                               7,582,860             5,995,349
Non-current portion of accounts receivable, net
   Contract and trade                                                        1,878,445             1,399,253
Deferred income tax, non-current                                               632,927             2,324,406
Property and equipment held for sale                                           410,681             1,033,181
Note receivable - affiliate                                                  1,000,000             1,000,000
Investment in Cumberland Technologies, Inc. - affiliate                      5,077,751             5,088,646
                                                                   -------------------- ---------------------
        Total assets                                               $        77,328,179  $         58,615,751
                                                                   ==================== =====================

The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            December 31,       September 30,
                                                                                2000                2001
                                                                         -------------------- ---------------------
                                                                                                (unaudited)
Current liabilities:
   Accounts payable - trade                                               $      7,109,471    $        6,793,368
   Accounts payable - affiliate                                                    462,447               506,558
   Income tax payable                                                              509,958                86,659
   Accrued expenses                                                              5,857,807             3,648,082
   Liability for options                                                               -0-                23,000
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                         916,529             1,389,810
   Current portion of long-term debt                                            17,875,227             8,932,364
                                                                         -------------------- ---------------------
        Total current liabilities                                               32,731,439            21,379,841
                                                                         -------------------- ---------------------

Long-term debt                                                                  29,747,515            25,679,487
Minority interest in subsidiary                                                  1,846,438             1,769,164
Related party debt                                                               1,000,000             1,045,000
Commitments and contingencies (Note 10)

Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares
     authorized; 5,072,397 shares issued and 4,872,135
     outstanding                                                                     5,072                 5,072
   Class B common stock, $.001 par value; 10,000,000
     shares authorized; 2,291,569 shares issued and
     1,666,569 outstanding                                                           1,667                 1,667
   Preferred stock, $.001 par value; 1,000,000 shares
     authorized; 0 shares issued; 0 shares outstanding as
     of December 31, 2000 and September 30, 2001, respectively                         -0-                   -0-
   Capital in excess of par value                                               20,178,848            20,178,848
   Unrealized gain (loss) on securities (net of tax)                            (3,910,624)              151,783
   Retained earnings (deficit)                                                  (3,426,284)          (10,749,219)
                                                                         -------------------- ---------------------
                                                                                12,848,679             9,588,151

   Less treasury stock, at cost (200,262 shares)                                  (845,892)             (845,892)
                                                                         -------------------- ---------------------
     Total stockholders' equity                                                 12,002,787             8,742,259
                                                                         -------------------- ---------------------
     Total liabilities and stockholders' equity                           $     77,328,179    $       58,615,751
                                                                         ==================== =====================


The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three months ended September 30,
                                                                        ----------------------------------------
                                                                                 2000                  2001
                                                                        ------------------- --------------------
                                                                             (unaudited)          (unaudited)
Revenue
   Gross revenue                                                         $     14,263,178    $        9,617,227
   Outside services, at cost                                                   (2,668,968)             (701,641)
                                                                         -------------------- ---------------------
   Net revenue                                                                 11,594,210             8,915,586

Costs and expenses
   Cost of revenue earned                                                       9,501,958             8,936,115
                                                                         -------------------- ---------------------

Gross profit                                                                    2,092,252               (20,529)
Selling, general and administrative expenses                                    1,181,750             1,058,239
                                                                         -------------------- ---------------------

Operating income (loss)                                                           910,502            (1,078,768)

Gain (loss) on sale of fixed assets                                               164,096              (185,057)
Minority interest in net operations of subsidiary                                  (6,611)               52,218
Income (loss) from marketable securities                                          110,569            (1,223,928)
Interest expense                                                               (1,041,071)             (712,776)
                                                                         -------------------- ---------------------

Income (loss) before provision for income taxes (benefit)                         137,485            (3,148,311)
Provision for income taxes (benefit)                                             (284,592)           (1,180,617)
                                                                         -------------------- ---------------------

Net income (loss)                                                        $        422,077    $       (1,967,694)
                                                                         ==================== =====================

Share data:
   Basic income (loss) per share                                         $            .09    $             (.40)
                                                                         ==================== =====================
   Diluted income (loss) per share                                       $            .09    $             (.40)
                                                                         ==================== =====================

Weighted average number of shares outstanding used in computations:
   Basic                                                                        4,872,135             4,872,135
                                                                         ==================== =====================
   Diluted                                                                      4,872,135             4,872,135
                                                                         ==================== =====================


The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                      Three months ended September 30,
                                                                    -------------------------------------
                                                                            2000               2001
                                                                    ------------------  -----------------
                                                                        (unaudited)        (unaudited)

Net income (loss)                                                    $        422,077   $     (1,967,694)

 Unrealized loss on investments in marketable securities,
     net of tax benefit of $254,234 and $46,721,
     respectively                                                            (423,724)           (77,868)

Less minority interest                                                         29,491              5,120

Allocable share of unrealized gain on investments
   in marketable securities held by Cumberland                                  5,646             52,902
                                                                    ------------------  -----------------

Comprehensive income                                                 $         33,490   $     (1,987,540)
                                                                    ==================  =================


The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Nine months ended September 30,
                                                                         ---------------------------------------
                                                                                 2000                   2001
                                                                         -------------------  ------------------
                                                                              (unaudited)           (unaudited)
Revenue
   Gross revenue                                                         $      45,715,241    $      37,549,930
    Outside services, at cost                                                   (7,105,184)          (3,800,107)
                                                                         -------------------  ------------------
   Net revenue                                                                  38,610,057           33,749,823

Costs and expenses
   Cost of revenue earned                                                       31,663,488           31,151,334
                                                                         -------------------  ------------------

Gross profit                                                                     6,946,569            2,598,489
   Selling, general and administrative expenses                                  3,564,535            2,972,836
                                                                         -------------------  ------------------

Operating income (loss)                                                          3,382,034             (374,347)

 Gain (loss) on sale of fixed assets                                                 2,261           (1,406,894)
 Minority interest in net operations of subsidiary                                (200,548)             324,933
 Income (loss) from marketable securities                                          956,298           (7,765,358)
 Interest expense                                                               (3,473,665)          (2,495,030)
                                                                         -------------------  ------------------

Income (loss) before provision for income taxes (benefit)                          666,380          (11,716,696)
Provision for income taxes (benefit)                                               214,574           (4,393,760)
                                                                         -------------------  ------------------

Income (loss) from continuing operations                                           451,806           (7,322,936)

Discontinued operations:
   Income from discontinued solid waste division (net
     of tax provision of $1,134,982 in 2000)                                     2,390,018                  -0-
                                                                         -------------------  ------------------

Net income (loss)                                                        $       2,841,824    $      (7,322,936)
                                                                         ===================  ==================

Share data:
   Basic income (loss) per share from continuing operations              $             .09    $           (1.50)
                                                                         ===================  ==================
   Diluted income (loss) per share from continuing operations            $             .09    $           (1.50)
                                                                         ===================  ==================

   Basic income (loss) per share from discontinued operations            $             .49    $             .00
                                                                         ===================  ==================
   Diluted income (loss) per share from discontinued operations          $             .49    $             .00
                                                                         ===================  ==================

   Total basic income (loss) per share                                   $             .58    $           (1.50)
                                                                         ===================  ==================
   Total diluted income (loss) per share                                 $             .58    $           (1.50)
                                                                         ===================  ==================

Weighted average number of shares outstanding used in computations:
   Basic                                                                          4,872,135            4,872,135
                                                                         ===================  ==================
   Diluted                                                                        4,872,135            4,872,135
                                                                         ===================  ==================


The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                       Nine months ended September 30,
                                                                   ---------------------------------------
                                                                           2000                2001
                                                                   -------------------  ------------------
                                                                        (unaudited)         (unaudited)

Net income (loss)                                                   $      2,841,824    $     (7,322,936)

 Unrealized gain (loss) on investments in marketable
    securities, net of $346,021 tax benefit and $2,572,259
    tax expense, respectively                                               (576,702)          4,287,098

Less minority interest                                                        40,138            (281,877)

Allocable share of unrealized gain (loss) on investments
   in marketable securities held by Cumberland                               (28,544)             84,263
                                                                   -------------------  ------------------

Comprehensive income (loss)                                         $      2,276,716    $     (3,233,452)
                                                                   ===================  ==================


The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine months ended September 30,
                                                                                 ----------------------------------------
                                                                                          2000                 2001
                                                                                 -------------------  -------------------
                                                                                      (unaudited)          (unaudited)
Cash flows from operating activities:
   Net income (loss) from continuing operations                                   $         451,806    $      (7,322,936)
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
     Depreciation and amortization                                                        5,861,231            4,250,200
     Gain (loss) on sale of marketable securities                                          (966,437)               3,898
     Minority interest in operations of subsidiary                                          200,548             (324,933)
     (Gain) loss on disposal of property and equipment                                       (2,261)           1,406,894
     Equity in losses (earnings) of equity investees                                       (163,780)              (4,649)
     Net unrealized holding losses                                                              -0-            7,761,460
Changes in operating assets and liabilities:
   Accounts receivable                                                                   (1,094,845)           1,488,834
   Costs and estimated earnings in excess of billings on uncompleted
       contracts                                                                            616,127            2,627,678
   Current and deferred income taxes                                                         14,378           (4,228,141)
   Other                                                                                   (442,568)            (231,589)
   Accounts payable                                                                      (1,424,207)            (271,993)
   Accrued expenses                                                                         246,511           (2,164,725)
   Other current liabilities                                                                 16,000               23,000
   Billings in excess of costs and estimated earnings on
     Uncompleted contracts                                                                 (287,296)             473,281
                                                                                 -------------------  -------------------
Total adjustments                                                                         2,573,401           10,809,215
                                                                                 -------------------  -------------------
Net cash provided by continuing operations                                                3,025,207            3,486,279
Gain on sale of discontinued operations                                                   2,390,018                  -0-
Provision for taxes on gain of sale of discontinued operations                            1,134,982                  -0-
                                                                                 -------------------  -------------------
Net cash provided by operating activities                                                 6,550,207            3,486,279
                                                                                 -------------------  -------------------
Cash flows from investing activities:
   Proceeds from sale of Apartments                                                             -0-            4,636,910
   Capital expenditures                                                                  (3,959,874)              47,646
   Proceeds from sale of property and equipment                                           7,656,073            4,191,645
   Cash proceeds on sale of marketable securities                                         3,439,351            1,282,425
   Purchase of marketable securities                                                       (821,748)            (429,750)
                                                                                 -------------------  -------------------
Net cash provided by investing activities                                                 6,313,802            9,633,584
                                                                                 -------------------  -------------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                             298,208              987,318
   Repayments of long-term debt                                                         (12,567,845)         (13,998,209)
   Payments on capital lease obligations                                                   (413,719)                 -0-
                                                                                 -------------------  -------------------
Net cash used in financing activities                                                   (12,683,356)         (13,010,891)
                                                                                 -------------------  -------------------

Net increase in cash                                                                        180,653              108,972
Cash, beginning of period                                                                   194,202            1,299,769
                                                                                 -------------------  -------------------
Cash, end of period                                                               $         374,855    $       1,408,741
                                                                                 ===================  ===================

Supplemental cash flows disclosure:
   Cash paid for interest                                                         $       3,650,454    $       2,583,034
   Cash paid for income taxes                                                     $         110,467    $         368,479
                                                                                 ===================  ===================
                                                                                  $       3,760,921     $      2,951,513
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

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 2000, included in the Company's Form 10-K dated December 31, 2000, as filed with the United States Securities and Exchange Commission.

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

     Marketable  securities - As a result of the sale of Kimmins Recycling Corp.
(KRC) to Eastern Environmental Services, Inc. (EESI), the Company received 555,329 shares of common stock of EESI. Subsequent to the sale of KRC to EESI, Waste Management, Inc. acquired EESI. Accordingly, the Company's shares were converted into 355,742 shares of Waste Management, Inc. (WMI) common stock. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities", the WMI securities are categorized as trading securities and the other marketable securities held are categorized as available for sale. The fair market value of the Company's securities portfolio is approximately $9,998,349 at September 30, 2001. The Company's cost basis in the available for sale securities is approximately $1,248,000 and the unrealized gain of approximately $139,000 net of deferred taxes of approximately $52,000 and the minority interest's share of approximately $5,700 is reported as a separate component of shareholder's equity. Both realized and unrealized gains and losses of the trading portfolio are included in income or loss from marketable securities. In accordance with the Company's transfer of the WMI securities from the available for sale to the trading securities category, the Company reclassified approximately $6,036,000 (approximately $3,773,000 after taxes) of unrealized loss from shareholder's equity to income or loss from marketable securities. Additionally, the Company's allocable share of the unrealized gain (net of tax) on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $70,725 at September 30, 2001. The balance of the unrealized gain net of deferred tax is approximately $152,000 at September 30, 2001.

                                  KIMMINS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At September 30, 2001, income (loss) from marketable securities in the nine months ended statement of operations includes approximately $23,000 in realized gains from sales of available for sale securities, approximately $19,000 in realized losses from options trading, and approximately $7,769,000 in net unrealized holding losses.

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

2.   Costs and estimated earnings in excess of billings on uncompleted contracts

                                                                            December 31,       September 30,
                                                                                2000                2001
                                                                         ------------------  ------------------
                                                                                                (unaudited)

      Expenditures on uncompleted contracts                              $      27,051,091   $      42,719,292
      Estimated earnings on uncompleted contracts                                4,297,052           5,470,832
                                                                         ------------------  ------------------
                                                                                31,348,143          48,190,124

      Less actual and allowable billings on uncompleted contracts               29,607,319          47,962,748
                                                                         ------------------  ------------------
                                                                                 1,740,824             227,376
      Recorded claims on completed contracts                                     7,582,860           5,995,349
                                                                         ------------------  ------------------
                                                                         $       9,323,864   $       6,222,725
                                                                         ==================  ==================

      Costs and estimated earnings in excess of billings on
       uncompleted contracts                                             $       2,657,353   $       1,617,186
      Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                      (916,529)         (1,389,810)
                                                                         ------------------  ------------------
                                                                                 1,740,824             227,376
      Recorded claims on completed contracts                                     7,582,860           5,995,349
                                                                         ------------------  ------------------
                                                                         $       9,323,684   $       6,222,725
                                                                         ==================  ==================

     As of December 31, 2000 and September 30, 2001, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $7,583,000 and $5,995,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 2000 and September 30, 2001, that were not expected to be collected within twelve months are classified as a non-current asset.

3.   Property and equipment held for sale

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty-contracting segment, the Company decided to sell its transportable incineration system. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The sale of the transportable

                                  KIMMINS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


incineration system will be completed upon full receipt of the purchase price by the Company. As of September 30, 2001, the Company has received $1,177,500 which has been netted against the carrying value of the asset resulting in $622,500 being included in property and equipment held for sale at September 30, 2001.

     Property and equipment held for sale at September 30, 2001 also includes real estate for sale in Nashville, Tennessee, which has a net book value of approximately $411,000.

4.   Property and equipment

                                                               December 31,          September 30,
                                                                   2000                  2001
                                                           -------------------  ---------------------
                                                                                      (unaudited)

              Land                                         $        1,058,234    $         1,058,234
              Buildings and improvements                            2,891,804              2,891,804
              Construction equipment                               50,457,355             37,160,910
              Furniture and fixtures                                  523,367                684,531
                                                           -------------------  ---------------------
                                                                   54,930,760             41,795,479
               Less accumulated depreciation                      (28,962,865)           (25,438,032)
                                                           -------------------  ---------------------

              Net property and equipment                   $       25,967,895    $        16,357,447
                                                           ===================  =====================

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $5,434,000 and $4,060,000 for the nine months ended September 30, 2000 and 2001, respectively.

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

     On November 5, 1996, the Company received 1,723,290 shares, or 31 percent of the outstanding common stock, of Cumberland common stock in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. The amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and is being amortized over twenty years. At September 30, 2001, the market value of the Cumberland common stock held by the Company was approximately $1,551,000 based on a stock price of $0.90.

     As of December 31, 2000 and September 30, 2001, the Company's balance in its equity method investment in Cumberland was approximately $5,078,000 and $5,089,000, respectively.

                                  KIMMINS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Apartments - On October 22, 1997, the Company contributed its note receivable in an amount of approximately $3,851,000 from the Apartments and other receivables of $3,059,000 for a non-controlling 49 percent preferred limited partnership interest in the Apartments and a receivable of $900,000 from the Apartments. The amount of approximately $12,066,000 in excess of the underlying equity was attributed to goodwill and was amortized over thirty years. The Company will be allocated 49 percent of operating income, losses and cash flow.

     In March 2001, the Company sold its investment in the Apartments for approximately $4,637,000. This amount represents the adjusted book value of the Apartments as of February 28, 2001.

6.   Long-term debt

                                                                                    December 31,       September 30,
                                                                                        2000               2001
                                                                                ------------------- ------------------
                                                                                                        (unaudited)
Notes payable, principal and interest payable in monthly installments
   through October 2006, interest at 8.1%, collateralized by equipment.         $       37,653,614  $      29,315,339

Notes payable, principal and interest payable in monthly installments through
   November 2001,interest at varying rates up to 6.175%,
   collateralized by equipment.                                                          4,150,181            344,852

Line of credit secured by Waste Management shares due and payable upon demand, interest payable at lender's base rate of
   LIBOR plus .75%.                                                                      4,314,566          3,724,113

Mortgage notes, principal and interest payable in monthly installments through
   December 1, 2004, interest at prime plus 1.25%, collateralized by
   land and buildings.                                                                   1,504,381          1,227,547
                                                                                ------------------- ------------------


Total debt                                                                              47,622,742         34,611,851
Less current portion                                                                   (17,875,227)        (8,932,364)
                                                                                ------------------- ------------------

Net long-term debt                                                              $       29,747,515  $      25,679,487
                                                                                =================== ==================

     The Company's outstanding letter of credit facility of approximately $1,080,000 required by its former insurance carrier is secured by a restricted cash account at a local financial institution. At December 31, 2000 and September 30, 2001, there were no borrowings outstanding against the letter of credit facility.

     The Company has loan and collateral account agreements with firms holding the Company's marketable securities. The margin lines of credit provide cash advances to the Company and are based on the current value of the Waste Management shares and other marketable securities held by the Company.

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


8.   Earnings (loss) per share

     Earnings per share for the three and nine month periods ended September 30, 2000 and 2001 is based on the weighted average number of shares outstanding, and is the same on both a basic and fully diluted basis.


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

11.  Financial instruments

       In order to mitigate the risk of market price fluctuations, the Company, from time-to-time, utilizes call options on certain marketable securities it holds. The carrying amount reported in the balance sheet as a liability for covered call options at September 30, 2001 is $23,000. In accordance with SFAS 133, the Company recognized approximately $266,000 as income from marketable securities resulting from the change in the fair value of the options for the three months ended September 30, 2001.

       The  carrying  amount  reported in the balance  sheet for cash,  accounts
receivable,   marketable   securities,   accounts  payable  and  long-term  debt
approximates their respective fair values.

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

     For the three and nine months ended September 30, 2001, the unrealized gain
(loss) on investments in marketable securities includes reclassification adjustments of approximately ($2,000) and $178,000, respectively, in net realized losses and gains from sales of securities and the reclassification from stockholders' equity to the statement of operations of approximately $6,036,000 of unrealized loss in accordance with the reclassification of available for sale to trading securities in the three months ended September 30, 2001.

13.  Subsequent events

       In October 2001, Reliance National Insurance Company, the beneficiary of a Letter of Credit pledged by the Company and secured by the restricted cash of $1,080,350, drew down $650,000 against the Letter of Credit. The $650,000 represents unpaid claim losses and premiums charged to the Company for prior years. The Company believes that these amounts are adequately provided for in its Current Liabilities.

       On October 3, 2001, the Insurance Commissioner of the Commonwealth of Pennsylvania filed an Order of Liquidation of Reliance Insurance Company, and its affiliated and subsidiaries. Since there are unpaid claims remaining, the Company may be affected, however the Company believes that the exposures have been adequately provided for.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

       Net revenue for the three months ended September 30, 2001 decreased 23 percent to approximately $8,916,000 from $11,594,000 for the three months ended September 30, 2000. The decrease is due primarily to the contraction of the Company's demolition services ($4,834,000 decrease in net revenue), as well as other services ($7,000 decrease in net revenue). The reduction in demolition services is due to a large contract that was completed in July 2001. These decreases were somewhat offset by increases in the Company's utility contracting services ($1,753,000 increase in net revenue) and mining services ($410,000 increase in net revenue).

     Outside services, which largely represent subcontractor costs decreased as a percentage of net revenue to 8 percent for the third quarter of 2001 from 23 percent for the same period of 2000. The Company will use the services of a subcontractor when it determines that an economic opportunity exists as opposed to internally providing the services. The Company utilized the services of subcontractors to a lesser extent during the third quarter of 2001 than 2000 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the third quarter of 2001 increased to approximately 100% from 82% for the same period in 2000. This is attributable to actual costs exceeding expected costs on several projects.

     As a result, the gross profit for the third quarter of 2001 was approximately ($21,000) (less than 1% of net revenue) compared to approximately $2,092,000 (18% of net revenue) for the third quarter of 2000. The decrease in the dollar amount and percentage of gross margin is primarily associated with unexpected increases in estimated cost on projects in process, which reduced the estimated gross profit on those projects.

     During the three months ended September 30, 2001, selling, general and administrative expenses decreased to approximately $1,058,000 (12% of net revenue) from approximately $1,182,000 (10% of net revenue) for the three months ended September 30, 2000. The dollar decrease was attributable to management's continued efforts to contain and reduce administration and overhead costs. The percentage increase is attributable to reduced revenues.

     Minority interest in net loss of subsidiary was approximately $52,000 for the three months ended September 30, 2001 compared to minority interest in net income of approximately $7,000 during the same period in 2000.

       Investment loss from marketable securities was approximately $1,224,000 for the third quarter of 2001 compared to income of approximately $111,000 for the third quarter 2000. The change was primarily the result of recognizing approximately $1,048,000 of holding losses on marketable securities held for trading purposes, which were recognized in stockholders' equity prior to being transferred to the trading securities category, and the recognition of approximately $175,000 in realized trading losses on options during the third quarter 2001. The overall decline in the stock market caused by the September 11th terrorist attacks had a material adverse impact on the Company's marketable securities.

     Interest expense, net of interest income decreased to approximately $713,000 during the three months ended September 30, 2001 compared to $1,041,000 for the three months ended September 30, 2000. The decreased interest expense is attributable to significant reductions in the outstanding debt balance.

     As a result of the foregoing, the loss before provision for income taxes for the three months ended September 30, 2001 was approximately $3,148,000 (35 percent of net revenue) compared to income before provision for income taxes of approximately $137,000 (1 percent of net revenue) during the same period in 2000.

       The Company's effective tax rate was 37.5 percent for the three months ended September 30, 2001, compared to a rate of (207) percent for 2000 tax provisions. The lower than statutory effective tax rate in 2000 was due to an adjustment in the cumulative income tax provision.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Net revenue for the nine months ended September 30, 2001 decreased by approximately $4,860,000 or 13% to $33,750,000 from $38,610,000 for the same period in 2000. The decrease is due primarily to contraction of the Company's demolition services ($4,288,000 decrease in net revenue), and mining services ($2,358,000 decrease in net revenue), as well as decreases in other services ($7,000 decrease in net revenue). These decreases were somewhat offset by increases in utility contracting services ($1,793,000 increase in net revenue).

     Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 11 percent for the nine months ended September 30, 2001, from 18 percent for the same period in 2000. The Company will use the services of a subcontractor when it determines that an economic opportunity exists as opposed to internally providing the services. The Company utilized the services of subcontractors to a lesser extent during 2001 than 2000 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue for the nine months ended September 30, 2001 increased to 92 percent from 82 percent for the same period in 2000. The primary reason for the increased cost of revenue is attributable to the recognition of a loss of approximately $1,214,000 loss on a claim settled in July 2001 related to a job closed in 1999. In addition, several projects in progress experienced increases in the estimated cost to complete. This resulted in a reduction in the estimated gross profit to be realized. As a result, the gross profit for the nine months ended September 30, 2001 was approximately $2,598,000 (8 percent of net revenue) compared to $6,947,000 (18 percent of net revenue) for the same period in 2000.

     During the nine months ended September 30, 2001, selling, general and administrative expenses decreased to approximately $2,973,000 (9 percent of net revenue) from $3,565,000 (9 percent of net revenue) for the same period in 2000. The dollar decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with management's actions to reduce these costs.

     Minority interest in net loss of subsidiary was approximately $325,000 for the nine months ended September 30, 2001, compared to minority interest in net income of the subsidiary of $201,000 during the same period in 2000.

     Investment loss from marketable securities was approximately $7,765,000 compared to income of approximately $956,000 for the nine months ended September 30, 2001 and 2000, respectively. The change was primarily the result of recognizing approximately $7,770,000 of holding losses on marketable securities held for trading purposes, which were recognized in stockholder's equity prior to being transferred to the trading securities category in the second quarter of 2001.

     Interest expense, net of interest income, decreased to approximately $2,495,000 during the nine months ended September 30, 2001, compared to $3,474,000 for the same period in 2000. The decrease in interest expense is primarily attributable to a significant decrease in the outstanding debt balance.

     As a result of the foregoing, the loss before provision for income taxes for the nine months ended September 30, 2001 was approximately $11,717,000 (35 percent of net revenue) compared to income before provision for income taxes of approximately $666,000 (2 percent of net revenue) during the same period in 2000.

     The Company's effective tax rate was 37.5 percent for the nine months ended September 30, 2001, compared to a rate of 32 percent for 2000 tax provisions. The lower than statutory effective tax rate in 2000 was due to a change in an estimate of a deferred tax asset.

     The Company generated a loss from continuing operations of approximately $7,323,000 (22 percent of net revenue) for the nine months ended September 30, 2001 as compared with income from continuing operations of approximately $452,000 (1 percent of net revenue) for the same period during 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company received income from discontinued operations of approximately $2,390,000 net of tax of $1,135,000 as final settlement due the Company as a result of the sale of the SWMS operations in 2000.

     As a result of the foregoing, the Company reported a net loss for the nine months ended September 30, 2001 of approximately $7,323,000 (22% of net revenue) as compared with net income of $2,842,000 (7% of net revenue) for the same period during 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was approximately $3,486,000 during the nine months ended September 30, 2001 compared to approximately $6,550,000 during the nine month period ended September 30, 2000. Cash of $3,525,000 received from Waste Management, Inc. was the primary reason for net cash provided by operating activities in 2000.

     The Company had capital expenditures of approximately $48,000 and $3,960,000 during the nine months ended September 30, 2001 and 2000, respectively. During 2000, most capital expenditures were related to the conversion of leases to fixed asset purchases of construction equipment utilized in the Company's specialty contracting operations. Future capital expenditures will be financed by available cash resources, cash flow from operations and available credit resources, as needed.

     Net cash provided by investing activities was $9,634,000 and $6,314,000 during the nine months ended September 30, 2001 and 2000. During the nine months ended of September 30, 2001 and September 30, 2000, the Company realized approximately $4,192,000 and $7,656,000 proceeds from the sale of equipment. In addition, the Company received $1,282,000 and $3,439,000 proceeds from the sale of marketable securities during the nine months ended September 30, 2001 and 2000, respectively. During the first quarter of 2001, the Company also received $4,637,000 proceeds from the sale of the Apartments.

     The net cash used in financing activities was approximately $13,011,000 during the nine months ended September 30, 2001 and $12,683,000 for the nine months ended September 30, 2000. The majority of these amounts are attributable to significant repayments of long-term debt.

     The Company's ratio of debt to equity was 4.0 to 1 at December 31, 2000 and September 30, 2001, respectively. The decrease in debt is primarily due to significant debt paydowns. The decrease in equity is the result of the net loss in 2001. As of September 30, 2001, the Company has additional borrowing capital of $1,275,000 under its margin lines of credit. Marketable securities can be liquidated to provide capital, if necessary, to support operations.

     During the nine months ended September 30, 2001 and 2000, the Company's average contract and trade receivables less retainage were outstanding for 89 and 94 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payments.

     At December 31, 2000 and September 30, 2001, approximately $1,963,000 and $1,097,000, respectively of the combined accounts receivable-affiliates and note receivable-affiliates are due from affiliates of the Company's President. The majority of the affiliated receivables are guaranteed by Francis M. Williams.

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


New Accounting Pronouncements


     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Financial Accounting Standards Board has issued Statement No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which delays the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, depending on the type of hedge transaction. The Company began trading covered call options in May 2001 and had open options at September 30, 2001. The Company recognized the change in the value of the options as income or loss from marketable securities for the respective period ending.

     On June 29, 2001 Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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


Item 3.    Quantitative and Qualitative Disclosures about Market Risk

     As of September 30, 2001, the Company's 93% owned subsidiary TransCor, held for other than trading purposes, marketable equity securities of publicly traded companies having a value of approximately $1,387,000. These securities are subject to price risk. In addition, TransCor held for trading purposes, marketable equity securities of $8,611,000 related to Waste Management.

       During the quarter ended September 30, 2001, the Company entered into transactions using derivative financial instruments. Beginning in May 2001, TransCor began trading covered options on Waste Management, Inc. common stock. During the three months ended September 30, 2001, TransCor realized $19,000 in losses from options trading. As of September 30, 2001, the Company's balance sheet included a liability for covered call options of Waste Management, Inc. stock of approximately $23,000 based on its fair market value at that time. The carrying value of the call options changes as the market price of the Waste Management, Inc., stock changes. The covered options are held as a hedge against the Company's long position in the stock. The call options expire in October, 2001.

     As of September 30, 2001, the Company has debt of approximately $34,612,000 of which $33,384,000 has a fixed interest rate. The remaining debt of $1,228,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $12,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market interest rate risk is not material.

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

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2001  /s/ Francis M. Williams
                         -----------------------------------------------------
                         Francis M. Williams
                         President and Chief Executive Officer
                         (Principal Executive Officer)



Date: November 14, 2001  /s/ Karl F. Burgin
                         -----------------------------------------------------
                         Karl F. Burgin
                         Vice President and Chief Financial Officer
                         (Principal Accounting and Financial Officer)

1412286v1