Form 10-K
period 2001-12-31
KIMMINS CORP/DE
filed 2002-03-29
CIK 811562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                    FORM 10-K
[MARK ONE]
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     As of March 22, 2002 there were outstanding 4,872,135 shares of Common Stock and 1,666,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2002, was $494,873.

                         ------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                  KIMMINS CORP.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
PART I
     Item 1       Business...................................................3
     Item 2       Properties.................................................8
     Item 3       Legal Proceedings..........................................8
     Item 4       Submission of Matters to a Vote of Security Holders........8

PART II
     Item 5       Market for the Registrant's Common Equity and
                  Related Stockholder Matters................................9
     Item 6       Selected Financial Data...................................10
     Item 7       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations....................11
     Item 7A      Quantitative and Qualitative Disclosures
                     about Market Risk......................................17
     Item 8       Financial Statements and Supplementary Data...............18
     Item 9       Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosures................45

PART III
     Item 10      Directors and Executive Officers of the Registrant........45
     Item 11      Executive Compensation....................................47
     Item 12      Security Ownership of Certain Beneficial
                     Owners and Management..................................49
     Item 13      Certain Relationships and Related Transactions............50

PART IV
     Item 14      Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K...............................51

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

     The Company's specialty contracting services are as follows:

     <<   Earthwork  and  utility  contracting  - Earthwork  activities  include commercial and residential site work and earthwork activities for the phosphate mining industry. Utility contracting includes infrastructure services such as sewer lines, water lines, and roads and site remediation services.

     <<   Industrial  demolition,  dismantling,  and abatement - Dismantling  of facilities or structures includes draining liquid wastes from pipes and tanks; asbestos removal, cleanup, disposal, and reinsulation; removal of above- and below-ground tanks; removal and disposal or sale of other equipment; and sale of scrap materials.

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

SERVICES

SPECIALTY CONTRACTING:
---------------------

EARTHWORK AND UTILITY CONTRACTING SERVICES

     Since 1988, the Company has directed its focus toward environmental and utility contracting, including infrastructure and reconstructive service work. The Company, through its subsidiary, Kimmins Contracting Corp., continues to provide comprehensive non-hazardous contracting services, including infrastructure services such as water and sewer line installation, replacement and repair, to private and governmental customers primarily in the state of Florida. Related infrastructure development includes road installation, repair and widening, installation, repair and enhancement of drainage, and wastewater services.

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

DISCONTINUED OPERATIONS

SOLID WASTE MANAGEMENT SERVICES:
-------------------------------

     On May 31, 1998, the Company sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services , Inc. (EESI). TransCor adopted a formal plan to dispose of its solid waste management services operations on July 17, 1998 by selling its wholly owned subsidiary KRC to EESI. On August 31, 1998, the Company completed the sale of the solid waste management services (SWMS) operations. The assets sold consisted primarily of accounts receivables, contracts, property and equipment and goodwill. The selling price was approximately $69,400,000 in the form of cash and EESI common stock. On December 31, 1998, EESI was acquired by Waste Management, Inc. (WMI) and the Company received stock of Waste Management, Inc. in exchange for its EESI stock. On June 27, 2000, the Company received net of related legal fees, $3,525,000 from WMI as final settlement. This settlement was for adjustments required under the purchase agreement and for other disputes related to the sale of the SWMS operations. All WMI stock was sold as of December 31, 2001.

     The Company, through its majority-owned subsidiary, TransCor, formerly provided solid waste management services to commercial, industrial, residential, and municipal customers. In connection with such services, the Company owned and operated fully permitted construction and demolition ("C&D") and transfer and recycling ("T&R") facilities in four of the largest metropolitan regions in the state of Florida; Jacksonville, Clearwater, Tampa and Miami. In addition to its T&R operations, the Company collected and disposed of all types of non-hazardous solid waste for industrial and commercial customers in its T&R regions. The Company also provided residential garbage collection services for several municipalities located in Lee and Hillsborough County, Florida. The Company also engaged, pursuant to several municipal contracts, in the residential curbside collection of a variety of already segregated recyclable forms of solid waste, including such materials as newspapers, cardboard, plastic, metals, and glass.


PERFORMANCE BONDS

     The Company is required to post performance bonds in connection with certain asbestos abatement, waste remediation, demolition, and construction contracts. For the years ended December 31, 2000 and 2001, most of the Company's revenue was derived from contracts or projects that required the Company to post performance bonds. The Company's current bonding capacity for qualification purposes is $15,000,000 for individual projects and $30,000,000 in the aggregate. This capacity is not intended to be either a limitation or a commitment as to the Company's bond capacity, but rather guidelines for qualification purposes. It is customary for surety bond companies to underwrite each surety obligation individually; therefore, the potential for more or less capacity exists based on the merits of the obligation. Historically, the Company has obtained surety bond support for individual projects in the $53,000,000 range while the aggregate approached $100 million.


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


CUSTOMERS

     The primary, private customers for the Company's specialty contracting services are corporations engaged in heavy manufacturing, such as phosphate mining, commercial and residential real estate developers, as well as public utilities and federal, state and local government agencies. For the years ended December 31, 1999, 2000 and 2001, the following table summarizes the revenue earned on contracts with significant customers that aggregated more than 10% percent of the continuing operations revenues:


                                                  (In thousands)
                                                  --------------
                                        1999             2000            2001
                                        ----             ----            ----
Phosphate mining                   $     14,372    $       8,010   $       7,160
Utility municipal                           -0-            6,025           5,190
Real estate development                     -0-           14,891           7,285
                                      ----------      -----------     ----------
Total from above customers         $     14,372    $      28,926   $      19,635
                                      ==========      ===========     ==========

Percentage of gross revenue               22.7%            47.6%           41.7%
                                      ==========      ===========     ==========


     For the year ended December 31, 2001, 67.3 percent and 32.7 percent, respectively, of the Company's gross revenue were derived from private and governmental customers, respectively. Government contracts, which represent a significant portion of the Company's gross revenue, are subject to significant risks including legislation mandating a balanced budget; delays in funding; lengthy review processes for awarding contracts; delay or termination of contracts at the convenience of the government; and termination, reduction or modification of contracts in the event of changes in the government's policies or because of budgetary constraints. Furthermore, increased or unexpected costs could result in losses or reduced profits under fixed-price government as well as commercial contracts.


BACKLOG

     As of December 31, 2001, the Company had a backlog of uncompleted projects under contract aggregating approximately $10,531,000 (compared to approximately $20,745,000 as of December 31, 2000), of which approximately $9,263,000 is attributable to earthwork and utility contracting services, approximately $217,000 is attributable to demolition and dismantling services, and approximately $1,051,000 is attributable to asbestos abatement and other services. The Company anticipates that it will recognize approximately 99% of the revenues from these projects by the end of 2002.

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

     The federal regulations of most importance to the Company are governed by the Occupational Safety and Health Administration ("OSHA"), the Mine Safety and Health Administration ("MSHA"), and the Department of Transportation ("DOT"). We are substantially in compliance with all regulations. The Company conducts training programs and inspections on a regular basis. In addition, our brokers and insurance carriers also conduct inspections.


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

EMPLOYEES

     The Company has approximately 327 employees, of which 5 are employed in executive capacities, 32 in professional capacities, 14 in administrative capacities, 50 as field supervisors and 226 in field operations. None of the Company's employees are union members or covered by collective bargaining agreements. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory.

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


ITEM 2.  PROPERTIES

     The Company owns its principal executive offices that are located in approximately 20,600 square feet of office space at 1501 and 1502 Second Avenue, East, Tampa, Florida 33605. The offices are subject to a mortgage, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 2001, of approximately $1,154,000. This variable rate note matures on October 1, 2004 and currently bears interest at the base rate plus 1/2% (6% at December 31, 2001).

     The Company owns property on 53rd Street in Tampa, Florida. The property is being used for processing of construction materials and storage of equipment and supplies.

     The Company's subsidiary, TransCor, owns vacant property on 34th Street and Clark Street in Tampa.

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


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal actions and claims arising in the ordinary course of its business, none of which are expected to have a material adverse effect on the Company's financial position or results of operations.


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

     The following table sets forth for the periods indicated high and low sales prices of the Company's common stock as reported by the NASD OTCBB:

                       2000                  High           Low
                       ----                  ----           ---
                First Quarter           $    0.7500    $    0.3125
                Second Quarter          $    0.5312    $    0.1900
                Third Quarter           $    0.5000    $    0.2000
                Fourth Quarter          $    0.4375    $    0.2300

                       2001
                First Quarter           $    0.7500    $    0.3100
                Second Quarter          $    0.7000    $    0.4375
                Third Quarter           $    0.7500    $    0.3000
                Fourth Quarter          $    0.4800    $    0.2400

     The closing stock price for the Company's stock on March 12, 2002, was $0.3500. On March 1, 2002 there were approximately 464 holders of record of the Company's common stock. Certain record holders are brokers and other institutions holding shares in "street name" for more than one beneficial owner.

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

Recent Sales of Unregistered Securities

     The following information relates to equity securities of the Company issued or sold during the year ended December 31, 2001, that were not registered under the Securities Act of 1993, as amended (the "Securities Act").

     The Company issued no securities during 2001 that were exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from the consolidated financial statements of Kimmins Corp. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

HISTORICAL OPERATING STATEMENT DATA:

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                              (In thousands, except per share data)
                                                              -------------------------------------
                                                 1997          1998          1999            2000          2001
                                                 ----          ----          ----            ----          ----
Gross revenue                               $   102,717   $    74,051    $    63,450    $    60,756   $     47,022
Net revenue                                      80,932        59,302         56,241         52,249         42,299
Operating income (loss)                         (2,524)      (14,850)        (2,202)          4,232           (930)
Income (loss) from continuing operations        (5,611)      (15,088)        (3,340)            471         (5,709)
Income    (loss)    from     discontinued
  operations                                    (2,907)        19,431            -0-          2,390            -0-
Income (loss) from extraordinary items              -0-           -0-            -0-            -0-           (938)
Net income (loss)                           $   (8,518)   $     4,343   $    (3,340)    $     2,861   $     (6,646)

PER SHARE DATA:

Income (loss) from continuing operations
  per share:
     Basic                                  $    (1.30)   $    (3.51)   $     (0.73)    $       .10   $      (1.17)
     Diluted                                $    (1.30)   $    (3.51)   $     (0.73)    $       .10   $      (1.17)
Income    (loss)    from     discontinued
operations
  per share:
     Basic                                  $     (.67)   $      4.52   $        -0-    $       .49   $         -0-
     Diluted                                $     (.67)   $      4.52   $        -0-    $       .49   $         -0-
Income (loss) from extraordinary item
  per share:
     Basic                                  $       -0-   $       -0-   $        -0-    $       -0-   $       (.19)
     Diluted                                $       -0-   $       -0-   $        -0-    $       -0-   $       (.19)
Net income (loss) per share:
     Basic                                  $    (1.97)   $      1.01   $     (0.73)    $       .59   $      (1.36)
     Diluted                                $    (1.97)   $      1.01   $     (0.73)    $       .59   $      (1.36)
Weighted average number of shares of
  common stock used in the calculation:
     Basic                                        4,318         4,297          4,576          4,872          4,872
     Diluted                                      4,318         4,297          4,576          4,872          4,872
Dividends per share                                None          None           None           None           None

HISTORICAL BALANCE SHEET DATA:

                                                                    As of December 31,
                                                                     (In thousands)
                                         1997            1998            1999          2000           2001
                                         ----            ----            ----          ----           ----
Current assets                      $     38,322    $     47,205   $      27,655  $     34,778  $      20,631
Working capital (deficiency)               (633)           6,053         (5,574)         2,046          6,310
Net assets of discontinued
   operations                              7,091             -0-             -0-           -0-            -0-
Total assets                             110,330         114,300          88,614        77,328         50,314
Long term debt                            54,595          50,769          43,767        29,748         24,603
Stockholder's equity                $      9,393    $     14,671   $       7,692  $     12,003  $       9,391


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


                                             Percentage of Net Revenue             Percentage Increase (Decrease)
                                              Year Ended December 31,                 Year Ended December 31,
                                              -----------------------                 -----------------------
                                      1999         2000             2001           2000 vs. 1999    2001 vs. 2000
                                      ----         ----             ----           -------------    -------------

Gross revenues                        112.8%        116.3%            111.2%            (4.2%)          (22.6%)
Outside services                       12.8%         16.3%             11.2%             18.0%          (44.5%)
                                    ---------    ----------      ------------     -------------    -------------
Net revenue                           100.0%          100%              100%            (7.1%)          (19.0%)
Cost of revenue earned                 91.1%         83.2%             92.6%           (15.1%)           (9.9%)
                                    ---------    ----------      ------------     -------------    -------------
Gross profit                            8.9%         16.8%              7.4%             74.6%          (64.2%)
Selling, general and
   administrative expenses             12.8%          8.7%              9.6%           (37.2%)          (10.3%)
                                    ---------    ----------      ------------     -------------    -------------
Operating income (loss)               (3.9%)          8.1%            (2.2%)            292.2%         (121.9%)
Income (loss) from marketable
   securities                           4.4%          1.9%           (14.9%)           (59.3%)         (719.8%)
Minority interest in net
   (income) loss of subsidiary        (0.2%)        (0.4%)              0.5%             54.9%           201.3%
Gain (loss) on sale of fixed
   assets                                0.2%          0.0%            (3.3%)          (117.3%)       (8,908.6%)
Interest expense, net                   8.9%          8.2%              7.1%           (14.3%)            29.8%
                                    ---------    ----------      ------------     -------------    -------------
Income (loss) before
   provision for income taxes
   (benefit)                          (8.4%)          1.4%           (27.0%)            115.6%       (1,637.2%)
Provision for income taxes
   (benefit)                          (2.5%)          0.5%           (13.5%)          (119.4%)         2,197.5%
                                    ---------    ----------      ------------     -------------    -------------
Net income (loss) from
   continuing operations              (5.9%)          0.9%           (13.5%)            114.1%       (1,312.5%)
Net income (loss) from
   discontinued operations              0.0%          4.6%              0.0%            100.0%         (100.0%)
Net income (loss) from
   extraordinary items                  0.0%          0.0%            (2.2%)              0.0%         (100.0%)
                                    ---------    ----------      ------------     -------------    -------------

Net income (loss)                     (5.9%)          5.5%           (15.7%)            185.7%         (332.3%)
                                    =========    ==========      ============     =============    =============

YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

CONTINUING OPERATIONS

     Net revenue for the year ended December 31, 2001, decreased by approximately $9,950,000 or 19.1 percent to $42,299,000 from $52,249,000 for the same period in 2000. The decrease is due primarily to decreases in the Company's demolition services ($8,055,000 decrease in net revenue), mine services ($2,700,000 decrease in net revenue), and other services ($51,000 decrease in net revenue). These decreases were somewhat offset by increases in the Company's utility services ($856,000 increase in net revenue).

     During the year ended December 31, 2001, the Company's percentage of gross revenues from private customers remained unchanged from 2000 at 67 percent.

     Outside services, which largely represent subcontractor costs, decreased as a percentage of net revenue to approximately 11 percent for the year ended December 31, 2001 from approximately 16 percent for the same period in 2000. The Company will use the services of a subcontractor when it determines that it is more economical to do so than internally providing the services.

     Cost of revenue earned as a percentage of net revenue for the year ended December 31, 2001 increased to 93 percent from 83 percent for the same period in 2000. As a result, the gross profit for the year ended December 31, 2001 was approximately $3,136,000 (7 percent of net revenue) compared to $8,764,000 (17 percent of net revenue) for the same period in 2000. The decrease in the dollar amount $5,628,000 and percentage of gross margin (10 percent) is primarily associated with the Company's demolition services ($3,557,000 decrease in gross profit), utility contracting services ($2,055,000 decrease in gross profit), mining services ($12,000 decrease in gross profit) and other services ($4,000 decrease in gross profit).

     Depreciation and amortization decreased to approximately $5,442,000 in 2001 from approximately $7,671,000 in 2000. The decrease relates primarily to the sale of some underutilized heavy construction equipment which was sold in 2001.

     Included in the Company's operating results for the years ended December 31, 2000 and 2001 is the activity related to the settlement and/or resolution of contract claims and unapproved change orders. The "Excess of recovery over cost" amounts have been reserved for other claims, or reduced by current costs associated with claims. This activity can be summarized as follows:


                                          Years Ended December 31,
                                             2000             2001
                                             ----             ----
Claim recoveries                      $       801,000  $        865,000

Cost of recoveries                           (33,000)         (127,000)
                                         -------------    --------------

Excess of recovery over cost          $       768,000  $        738,000
                                         =============    ==============

     The Company had the following balances recorded relating to contract claims and unsigned change orders at December 31, 2000 and 2001.


                                             Years Ended December 31,
                                                 2000              2001
                                                 ----              ----
Claims                                    $      9,902,000   $    6,953,000
Unapproved change orders                               -0-              -0-
                                             --------------     ------------
                                          $      9,902,000   $    6,953,000
                                             ==============     ============
Cumulative external claim
   preparation costs included above       $            -0-   $          -0-
                                             ==============     ============

     During the year ended December 31, 2001, selling, general and administrative expenses decreased to approximately $4,067,000 (10 percent of net revenue) from $4,531,000 (9 percent of net revenue) for the same period in 2000. The dollar and percentage decrease are attributable to reductions in administrative costs including salaries and wages, ESOP compensation expenses, legal fees, bad debt expense, supplies and bank charges.

     Interest expense, net of interest income for the year ended December 31, 2001 was approximately $3,006,000 as compared to approximately $4,285,000 for the year ended December 31, 2000. The average amount of debt decreased between periods, since debt payments during the year exceeded borrowings by approximately $17,881,000.

     The Company's income tax benefit for continuing operations was calculated using a rate of approximately 49 percent for the year ended December 31, 2001.

The Company's income tax provision for continuing operations was calculated using a rate of approximately 37 percent for the year ended December 31, 2000. The increase in 2001 is attributed to the tax benefits realized on the carryback of capital losses sustained in the current year.

     As a result of the foregoing, the Company recorded loss from continuing operations of approximately $5,709,000 for the year ended December 31, 2001, as compared to income from continuing operations of approximately $471,000 for the year ended December 31, 2000.

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

     Included in the Company's operating results for the years ended December 31, 1999 and 2000 is the activity related to the settlement and/or resolution of contract claims and unapproved change orders. The "Excess of recovery over cost" amounts have been reserved for other claims, or reduced by current costs associated with claims. This activity can be summarized as follows:

                                          Years Ended December 31,
                                             1999             2000
                                             ----             ----
Claim recoveries                      $     1,400,000  $        801,000

Cost of recoveries                        (1,014,000)          (33,000)
                                         -------------    --------------

Excess of recovery over cost          $       386,000  $        768,000
                                         =============    ==============

     The Company had the following balances recorded relating to contract claims and unsigned change orders at December 31, 1999 and 2000.

                                              Years Ended December 31,
                                                 1999              2000
                                                 ----              ----
Claims                                    $     10,731,000   $    9,902,000
Unapproved change orders                               -0-              -0-
                                             --------------     ------------
                                          $     10,731,000   $    9,902,000
                                             ==============     ============
Cumulative external claim
   preparation costs included above       $            -0-   $          -0-
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


LIQUIDITY AND CAPITAL RESOURCES

     Cash  provided  by  (used  in)  operating   activities  was   approximately
$5,426,000,  $7,547,000 and $559,000 for the years ended December 31, 1999, 2000 and 2001.

     During 2001, the Company generated cash from investing activities of approximately $21,883,000. This amount was primarily the result of cash proceeds from the sale of marketable securities of approximately $14,942,000 as well as the net proceeds from the sale of the investment in the apartments of $4,637,000.

     The Company made capital expenditures of approximately $5,029,000, $4,031,000 and $201,000 in 1999, 2000 and 2001, respectively. The expenditures in 2001 were primarily related to the acquisition of equipment associated with the Company's utility contracting operations. Management believes future capital expenditures will be financed by available cash resources, cash flow from operations and available credit resources, as needed.

     During 2001, the Company used cash in financing activities of approximately $17,881,000. The 2001 borrowings and the related debt payments resulted in a decrease in the total indebtedness of the Company to approximately $30,802,000 at December 31, 2001 (approximately $48,623,000 at December 31, 2000). Current maturities of total indebtedness amount to approximately $5,139,000 at December 31, 2001 (approximately $17,875,000 at December 31, 2000). Payments on long term debt were approximately $19,989,000 during 2001. These payments were partially offset by new borrowings of approximately $2,109,000 during 2001.

     During the years ended December 31, 2000 and 2001, the Company's average contract and trade receivables were outstanding for 65 and 63 days, respectively. This improvement is primarily the result of the Company's 2001 mix of business as well as the concentrated effort by the senior management team to accelerate cash collections. The Company anticipates sustaining the current rate of collection for the year ended December 31, 2002. Management believes that the number of days outstanding for its receivables approximates industry norms. Part of the Company's contracting operations is subcontracted, and any delay in collections of receivables relating to primary contracts will generally result in a delay of payment to subcontractors.

     In addition to the sales above, the Company has discontinued the use of certain assets with a net book value of approximately $4,474,000 and has placed them for sale. Of these assets, approximately $1,800,000 net of $1,177,500 of deposits received relates to assets from the discontinuance of a certain remediation business in the specialty-contracting segment. In addition, approximately $3,440,000 of construction equipment has been placed as available for sale. The remaining balance of approximately $411,000 represents the net book value of land for sale located in Nashville, Tennessee. Subsequent to December 31, 2000, the Company received approximately $4,637,000 from the sale of its investment in the Apartments. This amount represented the book value of the Apartments as of February 28, 2001, and no gain or loss resulted from this transaction.

     The Company's current bonding coverage for non-environmental projects is $15,000,000 for an individual project and $30,000,000 in the aggregate. Historically, the Company has obtained bonding coverage in amounts up to $8,500,000 for environmental projects and $53,000,000 for non-environmental projects. However, bonding coverage is not guaranteed on projects up to the above limits because each project has its own distinct and separate bond requirements, and it is customary for surety bonding companies to underwrite each surety obligation individually. Management believes that bonding coverages are adequate for the size and scope of projects being performed.

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

QUARTERLY EFFECT OF EXTRAORDINARY ITEM

                                          Selected Quarterly Data
                                                (unaudited)
                                    (in thousands except per share data)
                                            First            Second             Third           Fourth
                                           Quarter          Quarter            Quarter         Quarter
                                          ---------        ---------          ---------        --------
  2000:
     Net sales                        $       13,054  $          13,962    $     11,594  $      13,639
     Gross profit                              2,357              2,497           2,092          1,818
     Income (loss) before
        discontinued operations
             Total                               208                  8             422          (167)
             Per share:
                Basic                           0.04               0.00            0.09         (0.03)
                Diluted                         0.04               0.00            0.09         (0.03)
     Net income (loss):
             Total                               208              2,211             422           (20)
             Per share:
                 Basic                          0.04               0.46            0.09         (0.00)
                 Diluted                        0.04               0.46            0.09         (0.00)

  2001:
     Net sales                        $       12,480  $          12,354    $      8,916  $       8,549
     Gross profit                              1,836                783            (21)            538
     Income (loss) before
         discontinued operations
         and extraordinary items:
              Total                            (102)            (5,254)         (1,968)          1,615
              Per share:
                  Basic                         0.02             (1.08)          (0.40)           0.33
                  Diluted                       0.02             (1.08)          (0.40)           0.33
     Net income (loss):
              Total                            (102)            (6,191)  (1)    (1,968)          1,615
              Per share:
                  Basic                         0.02             (1.27)          (0.40)           0.33
                  Diluted                       0.02             (1.27)          (0.40)           0.33


     (1) EXTRAORDINARY ITEM - During 1989, Kimmins Corp. entered into an indemnification agreement with Cumberland to issue a surety bond to an unrelated contractor. Kimmins received a fee from the contractor for the indemnification. In April 1991, the contractor was served with a "Default Termination Notice". On May 2, 1991, Cumberland executed a "Takeover Agreement" with the Navy and shortly thereafter contracted with Kimmins Corp. to complete the original contract. During 1991, the contractor sued and settled with Cumberland and Kimmins Corp. for $30,000 in exchange for the right to recover from the Navy for wrongful termination. The original hearing determined wrongful termination and was appealed by the Navy. During 2000, the Federal Circuit Court of Appeals reversed the original decision. Cumberland then directed the contractor to file a Petition for Writ of Certiorari to the United States Supreme Court. On April 23, 2001, the Supreme Court of The United States entered an order to deny the writ of certiorari. As a result, Cumberland demanded payment from Kimmins Corp. of $1,851,000. Payment of $1,500,000 was made in full satisfaction of the indemnification on November 15, 2001.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During 2001, the Company entered into certain transactions using derivative financial instruments. As of the end of the year, the Company had no outstanding derivative financial instruments. As of December 31, 2001, the Company has debt of approximately $29,747,000 of which $28,588,000 has a fixed interest rate. The remaining debt of $1,154,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $18,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market risk is not material

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                  KIMMINS CORP.
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                            Page

Report of Independent Certified Public Accountants...........................19

Consolidated balance sheets at December 31, 2000 and 2001....................20

Consolidated statements of operations for each of the three years in the period ended December 31, 2001.....................................22

Consolidated statements of comprehensive income for each
   of the years in the period ended December 31, 2001........................24

Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 2001.........................25

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2001.....................................26

Notes to consolidated financial statements...................................27

Financial statement schedule:

Schedule II - Valuation and qualifying accounts..............................45


     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Stockholders
Kimmins Corp.

     We have audited the accompanying consolidated balance sheets of Kimmins Corp. as of December 31, 2000 and 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kimmins Corp. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the Unites States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                               /s/ Ferlita, Walsh & Gonzalez, P.A.

Tampa, Florida
March 22, 2002

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       December 31,
                                                                       ------------
                                                                   2000              2001
                                                                   ----              ----

Current assets:

   Cash and cash equivalents including restricted cash
      of $1,080,350 and $445,740 in 2000 and 2001,
      respectively                                          $     1,299,769   $      5,861,423
   Marketable securities                                         12,361,268                -0-
   Accounts receivable, net
     Contract and trade                                          10,738,570          8,032,980
     Affiliates                                                     988,043             49,450
   Income tax refundable                                                -0-            207,311
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                        2,657,353          1,095,561
   Deferred income taxes                                          1,731,119          1,136,948
   Property and equipment held for sale                           4,464,867          3,440,570
   Other current assets                                             536,631            806,487
                                                             --------------    ---------------

     Total current assets                                        34,777,620         20,630,730
                                                             --------------    ---------------


Property and equipment, net                                      25,967,895         11,785,179
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                          7,582,860          5,725,032
Accounts receivable, net contract and trade                       1,878,445          1,228,429
Deferred income taxes                                               632,927          4,380,106
Property held for sale                                              410,681          1,033,182
Note receivable - affiliate                                       1,000,000            604,055
Investment in Cumberland Technologies, Inc. - affiliate           5,077,751          4,927,438
                                                             --------------    ---------------

Total assets                                                $    77,328,179   $     50,314,151
                                                             ==============    ===============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             December 31,
                                                                          2000              2001
                                                                          ----              ----
Current liabilities:
Accounts payable - trade                                            $     7,109,471   $     4,420,104
Accounts payable - affiliate                                                462,447           162,340
Income tax payable                                                          509,958               -0-
Accrued expenses                                                          5,857,807         2,835,202
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                    916,529         1,264,721
Current portion of long-term debt                                        17,875,227         5,138,682
Related party debt                                                              -0-           500,000
                                                                      --------------    --------------
      Total current liabilities                                          32,731,439        14,321,049

Long-term debt                                                           29,747,515        24,603,329
Related party debt                                                        1,000,000           560,000
Commitments and contingencies (Note 16)
                                                                      --------------    --------------
      Total liabilities                                                  63,478,954        39,484,378
                                                                      --------------    --------------
Minority interest in subsidiary                                           1,846,438         1,438,361
Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares
      authorized; 5,072,397 shares issued; 4,872,135 shares
      outstanding as of December 31, 2000 and 2001, respectively              5,072             5,072
   Class B common stock, $.001 par value; 10,000,000
       shares authorized, 2,291,569 shares issued and 1,666,569
       outstanding as of December 31, 2000 and 2001, respectively             1,667             1,667
   Preferred stock, $.001 par value; 10,000 shares authorized;
       -0- shares issued; -0- shares outstanding as of December
       31, 2000 and 2001, respectively                                          -0-               -0-
   Capital in excess of par value                                        20,178,848        20,308,312
   Unrealized loss on securities (net of tax)                            (3,910,624)           (5,186)
   Retained earnings (deficit)                                           (3,426,284)      (10,072,561)
                                                                      ---------------   ---------------
                                                                         12,848,679         10,237,304
Less treasury stock (200,262 shares)                                      (845,892)          (845,892)
                                                                      ---------------   ---------------

      Total stockholders' equity                                         12,002,787          9,391,412
                                                                      ---------------    ---------------

Total liabilities and stockholders' equity                          $    77,328,179   $     50,314,151
                                                                       ==============    ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                     1999             2000               2001
                                                                     ----             ----               ----

Gross revenue                                                 $     63,450,166  $     60,756,258  $     47,021,929
Outside services, at cost                                           (7,209,407)       (8,507,702)       (4,722,891)
                                                              ----------------  ----------------  ----------------

Net revenue                                                         56,240,759        52,248,556        42,299,038

Cost of revenue earned                                              51,221,637        43,484,729        39,163,284
                                                                ---------------   ---------------   ---------------

Gross profit                                                         5,019,122         8,763,827         3,135,754

Selling, general and administrative expenses                         7,221,222         4,531,329         4,066,098
                                                                ---------------   ---------------   ---------------

Operating income (loss)                                             (2,202,100)        4,232,498          (930,344)

Minority interest in net (income) loss of subsidiary                  (131,369)         (203,485)          206,212

Gain (loss) on disposal of property and equipment                       90,431           (15,627)       (1,407,775)

Income (loss) from marketable securities (including
   approximately $51,000, $32,000 and $19,000 of dividends
   for the years ended December 31, 1999, 2000, and 2001,
   respectively)                                                     2,495,029         1,015,657        (6,294,815)

Interest expense (net of interest income of approximately
    $182,000, $184,000, and $137,000 for the years
    ended December 31, 1999, 2000, and 2001, respectively)         (5,000,457)       (4,285,285)       (3,006,442)
                                                                ---------------   ---------------   ---------------

Income (loss) before income taxes, discontinued operations,
   and extraordinary item                                          (4,748,466)           743,758      (11,433,164)

Provision for income tax expense (benefit)
   Current                                                                 -0-           404,479         (257,970)
   Deferred                                                        (1,408,389)         (131,559)       (5,466,417)
                                                                ---------------   ---------------   ---------------
                                                                   (1,408,389)           272,920       (5,724,387)
                                                                ---------------   ---------------   ---------------

Income (loss) before discontinued operations and
    extraordinary item                                             (3,340,077)           470,838       (5,708,777)

Discontinued operations:
Gain on sale of discontinued solid waste division in 2000,
   net of tax of $1,134,982                                                -0-         2,390,018               -0-
                                                                ---------------   ---------------   ---------------

Income (loss) before extraordinary item                            (3,340,077)         2,860,856       (5,708,777)

Extraordinary item:

Loss on payment of indemnification
    agreement with related party, net of tax benefit $562,500              -0-               -0-         (937,500)
                                                                ---------------   ---------------   ---------------

Net income (loss)                                             $    (3,340,077)  $      2,860,856  $    (6,646,277)
                                                                ===============   ===============   ===============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                                  KIMMINS CORP.



                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                             1999             2000           2001
                                                                             ----             ----           ----
Share data:
   Basic and diluted income (loss) per share from continuing
     operations                                                        $      (0.73)    $         .10  $      (1.17)
                                                                          ===========      ===========    ===========

   Basic and diluted income per share from discontinued operations     $        0.00    $         .49  $        0.00
                                                                          ===========      ===========    ===========

   Basic and diluted loss per share from extraordinary item            $        0.00    $        0.00  $       (.19)
                                                                          ===========      ===========    ===========

   Total basic and diluted income (loss) per share                     $      (0.73)    $         .59  $      (1.36)
                                                                          ===========      ===========    ===========

Weighted average number of shares outstanding used in computations:
   Basic and diluted                                                       4,575,545        4,872,135      4,872,135
                                                                          ===========      ===========    ===========



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               Year Ended December 31,
                                                               -----------------------
                                                      1999                2000                2001
                                                      ----                ----                ----

Net income (loss)                               $  (3,340,077)     $      2,860,856     $  (6,646,277)

Net unrealized gain (loss) on investments,
   net of tax                                      (5,484,654)            2,623,717          3,565,293

Net (income) loss realization                        (513,000)          (1,025,000)            559,000

Less minority interest                                 403,615            (127,443)          (200,132)

Allocable share of investee's (Cumberland)
   net unrealized gain (loss)                           70,656               40,421           (18,723)
                                                   ------------       --------------       ------------

Comprehensive income (loss).                    $  (8,863,460)     $      4,372,551     $  (2,740,839)
                                                   ============       ==============       ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                              Unearned
                                                                                                              Employee
                                                                                                            Compensation
                                                                                                                from
                                                                                                               Employee
                                         Common Stock      Class B Common Stock   Capital of     Retained       Stock
                                         ------------      --------------------   Excess of      (Deficit)    Ownership
                                      Shares      Amount     Shares     Amount    Par Value       Earnings    Plan Trust
                                      ------      ------     ------     ------    ---------       --------    ----------

Balance at December 31, 1998         4,447,397   $  4,447   2,291,569   $  2,292  $19,114,603    $(2,947,063) $ (840,000)

Net loss                                                                                          (3,340,077)
Conversion of Class B common
   stock to common stock               625,000        625   (625,000)      (625)
Employee compensation from
   Employee Stock Ownership                                                                                       840,000
   Trust
Unrealized loss on marketable
   securities, net of tax
Change in ownership percentage
   of subsidiary due to treasury
   stock purchased by subsidiary                                                    1,089,469
Purchase of Treasury Stock, at
   cost
                                    ----------   -------- ----------- ----------  -----------    ------------  -----------
Balance at December 31, 1999         5,072,397   $  5,072   1,666,569  $   1,667  $20,204,072    $(6,287,140) $       -0-

Net income                                                                                          2,860,856
Unrealized gain on marketable
   securities, net of tax
Change in ownership percentage
   of subsidiary due to treasury
   stock purchased by subsidiary                                                     (25,224)
Purchase of Treasury Stock, at
   cost

                                    ----------   -------- ----------- ----------  -----------    ------------ -----------
Balance at December 31, 2000         5,072,397   $  5,072   1,666,569   $  1,667  $20,178,848    $(3,426,284) $       -0-

Net loss                                                                                          (6,646,277)
Unrealized gain on marketable
   securities, net of tax
Change in ownership percentage
   of subsidiary due to treasury
   stock purchased by subsidiary                                                     129,464

Balance at December 31, 2001
                                    ----------  --------- ----------- ----------  -----------  -------------- ------------
                                     5,072,397  $   5,072   1,666,569   $  1,667  $20,308,312  $ (10,072,561) $       -0-
                                    ==========  ========= =========== ==========  ===========  ==============  ===========

                                   Unrealized
                                 Gain/(Loss) on                      Total
                                   Marketable        Treasury     Stockholders'
                                   Securities         Stock          Equity
                                ---------------  -------------    --------------

Balance at December 31, 1998       $    101,064      (764,263)    $   14,671,080

Net loss                                                             (3,340,077)
Conversion of Class B common
   stock to common stock                                                     -0-
Employee compensation from
   Employee Stock Ownership
   Trust                                                                 840,000
Unrealized loss on marketable
   securities, net of tax           (5,523,383)                      (5,523,383)
Change in ownership percentage
  of subsidiary due to treasury
  stock purchased by subsidiary                                        1,089,469
Purchase of Treasury Stock, at
  cost                                                (45,522)          (45,522)
                                    -----------       --------       -----------
Balance at December 31, 1999        (5,422,319)      (809,785)       $ 7,691,567

Net income                                                             2,860,856
Unrealized gain on marketable
   securities, net of tax             1,511,695                        1,511,695
Change in ownership percentage
  of subsidiary due to treasury
  stock purchased by subsidiary                                         (25,224)
Purchase of Treasury Stock, at
  cost                                                (36,107)          (36,107)
                                    ----------        --------      ------------
Balance at December 31, 2000      $ (3,910,624)      (845,892)     $  12,002,787

Net loss                                                             (6,646,277)
Unrealized gain on marketable
  securities, net of tax              3,905,438                        3,905,438
Change in ownership percentage
  of subsidiary due to treasury
  purchased by subsidiary                                                129,464

Balance at December 31, 2001
                                   -----------      ----------      ------------
                                    $   (5,186)      (845,892)      $  9,391,412
                                   ===========      ==========      ============




     The accompanying notes are an integral part of these consolidated financial statements.

                                                   KIMMINS CORP.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Years Ended December 31,
                                                                            1999               2000               2001
                                                                    ------------------  ----------------- -----------------
Cash flows from operating activities:
   Net income (loss)                                                 $     (3,340,077)   $      2,860,856  $     (6,646,277)
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Extraordinary loss                                                          -0-                -0-            937,500
      Gain on sale of discontinued operations                                     -0-        (2,390,018)                -0-
      Depreciation and amortization                                         9,197,195          7,671,016          5,442,432
      Provision for uncollectible accounts                                     40,000                -0-                -0-
      Minority interest in earnings (losses) of subsidiary                    131,369            203,485          (206,212)
      (Gain) loss on sale of marketable securities                        (2,509,849)        (1,025,307)          6,294,815
      (Gain) loss on disposal of equipment                                   (90,431)             15,627          1,407,775
      Equity in losses (earnings) of equity investees                          24,693          (100,558)            (6,052)
      (Increase) decrease in:
          Employee Stock Ownership Trust                                      840,000                -0-                -0-
          Accounts receivable                                               5,028,654            867,660          3,394,199
          Costs & earnings > billings                                       2,310,662        (2,002,503)          3,419,620
          Deferred income tax asset                                       (1,408,389)          2,258,459        (6,784,690)
          Other current assets                                                 76,771          (484,903)          (289,856)
          Income tax refundable                                              (23,973)            262,130          (207,311)
          Accrued interest - related party debt                                   -0-                -0-           (60,000)
      Increase (decrease) in:
          Accounts payable                                                (3,460,481)          (656,130)        (2,972,475)
          Income tax payable                                                      -0-          1,134,982          (509,958)
          Accrued expenses                                                    415,924            361,495        (3,022,605)
          Costs & earnings < billings                                     (1,806,545)        (1,429,448)            348,192
                                                                       ---------------     --------------    ---------------

Net cash provided by operating activities                                   5,425,523          7,546,843            559,097

Cash flows from investing activities:
   Purchase of marketable securities                                      (9,251,186)          (980,047)        (2,161,483)
   Purchase of TransCor stock                                             (1,201,706)            (2,550)           (36,511)
   Proceeds from sale of marketable securities                             12,658,534          3,725,322         14,941,626
   Proceeds from sale of Apartments investment                                    -0-                -0-          4,636,910
   Proceeds from note receivable - affiliate                                      -0-                -0-            395,945
   Purchase of property and equipment                                     (5,028,601)        (4,030,843)          (201,173)
   Proceeds from sale of equipment                                          5,888,273          8,240,534          4,307,974
                                                                       ---------------     --------------    ---------------

Net cash provided by investing activities                                   3,065,314          6,952,416         21,883,288

Cash flows from financing activities:
   Proceeds from related party debt                                               -0-                -0-            500,000
   Payments on related party debt                                                 -0-                -0-          (500,000)
   Repayments of Employee Stock Ownership Plan                              (809,498)                -0-                -0-
   Purchase of treasury stock                                                (45,522)           (36,107)                -0-
   Proceeds from long-term debt                                             8,223,772          1,289,858          1,608,538
   Payments on long-term debt                                            (17,524,662)       (14,647,443)       (19,489,269)
                                                                       ---------------     --------------    ---------------

Net cash used in financing activities                                    (10,155,910)       (13,393,692)       (17,880,731)

Net increase (decrease) in cash and cash equivalents                      (1,665,073)          1,105,567          4,561,654

Cash at beginning of year                                                   1,859,275            194,202          1,299,769
                                                                       ---------------     --------------    ---------------

Cash at end of year                                                 $         194,202   $      1,299,769  $       5,861,423
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

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Kimmins and its subsidiaries, including TransCor, a 95 percent owned subsidiary. All material intercompany transactions have been eliminated.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     CONCENTRATIONS OF CREDIT RISK - Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables in the state of Florida and cash equivalents. Trade receivables are comprised primarily of amounts due from specialty contracting contracts. Credit is extended based on an evaluation of the customer's financial condition. Collateral is generally not required, however, the Company has the ability to file for a mechanic's lien to protect its interest in contract accounts receivable. Credit losses are provided for in the financial statements and have been within management's expectations.

     The Company's cash account balances are insured by the F.D.I.C. up to $100,000 per bank. The Company's cash balances on deposit exceeded the balance insured by the F.D.I.C. in the amount of $-0- and $5,023,000 at December 31, 2000 and 2001, respectively.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, on deposit with financial institutions, cash in interest bearing accounts and certificates of deposit with maturities of 90 days or less.

     ACCOUNTS RECEIVABLE - CONTRACT AND TRADE, includes $12,617,000 and $9,261,000 net of allowance for doubtful accounts of approximately $488,000 and $422,000, respectively, at December 31, 2000 and 2001. The Company's policy for allowance for doubtful accounts is to provide for specific accounts considered to be uncollectible.

     MARKETABLE SECURITIES - Prior to December 31, 2001, the Company's investments in marketable securities consisted primarily of common stock of Waste Management, Inc. (WMI), received as a result of the sale of Kimmins Recycling Corp., and other common stocks of public corporations. During 2001, the Company also traded covered options of WMI. As of December 31, 2001, the Company had sold its entire portfolio balance. For the years ended December 31, 1999, 2000 and 2001, income (loss) from marketable securities is summarized as follows:


                                   1999             2000              2001
                                   ----             ----              ----
Realized gains (losses)        $   2,460,000     $    999,500    $  (6,298,000)
Dividends                             51,000           32,000           19,000
Portfolio management fees            (16,000)         (15,500)         (16,000)
                                ------------      ------------    ------------
                               $   2,495,000     $   1,016,000   $  (6,295,000)
                                ============      ============    ============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Prior to their reclassification to the trading securities category in 2001, and in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the marketable securities were classified as available-for-sale securities and their underlying unrealized gains or losses, net of tax, were reported as a separate component of stockholders' equity, along with the Company's allocable share of its equity method investee's reported unrealized gains or losses (Cumberland Technologies, Inc.,). The balance of the net unrealized gains and (losses) account is summarized as follows:


                                                                 2000          2001
                                                                 ----          ----
   Unrealized gains (losses), net of tax               $   (4,201,000)   $         -0-
   Minority interest's allocable share                        276,000              -0-
   Share of Cumberland's unrealized gains (losses),
      net of tax                                               14,000           (5,186)
                                                          ------------    -------------
                                                       $   (3,911,000)   $      (5,186)
                                                          ============    =============


     INVESTMENTS - The Company's 31 percent investment in Cumberland Technologies, Inc. (Cumberland) is accounted for using the equity method of accounting. The original carrying amount in excess of the underlying equity in Cumberland is being amortized over 20 years, the estimated useful life of the intangible.

     INCOME TAXES - The Company accounts for income taxes using the asset and liability method pursuant to Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS No. 109). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Except in rare circumstances, claim preparation and legal costs are expensed as incurred. Exceptions include instances in which the contract document provides for their recovery or legal costs are incurred to pursue approved settlements by court ruling, binding arbitration, and otherwise. In all instances where such amounts are recorded, it is probable that the amounts associated with claim preparation and legal costs will be recovered. As of December 31, 2000 and 2001, no claim preparation and legal costs were deferred.

     Fees arising from services other than contracting activities are recognized when the negotiated services are provided.

     BACKLOG - As of December 31, 2001, the Company had a backlog of uncompleted projects under contract aggregating approximately $10,531,000 (compared to approximately $20,745,000 as of December 31, 2000), of which approximately $9,263,000 is attributable to earthwork and utility contracting services, approximately $217,000 is attributable to demolition and dismantling services, and approximately $1,051,000 is attributable to asbestos abatement and other services. The Company anticipates that it will recognize approximately 99% of the revenues from these projects by the end of 2002.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Financial Accounting Standards Board has issued Statement No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133, which delays the implementation date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Statement requires the companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate the Statement to have a significant effect on earnings or the financial position of the Company.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141. "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

     These statements were adopted by the Company on January 1, 2002. Goodwill amortization will cease as of December 31, 2001, and the Company will be required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indictors arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. As of December 31, 2001, the Company has goodwill of approximately $2,472,000, net of accumulated amortization, related to the acquisition of Cumberland and recognized approximately $165,000 of amortization expense during 2001. The valuation of this goodwill will be subject to an impairment test at the date of adoption. The Company will complete the first step of the impairment test by June 30, 2002 and, if necessary, will complete the second step by December 31, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Live Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company will adopt SFAS No. 144 on January 1, 2002. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

                                 KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     RECLASSIFICATION - Certain amounts in the 1999 and 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

2.   SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION


                                                                     Years Ended December 31,
                                                                     ------------------------
                                                               1999              2000              2001
                                                               ----              ----              ----
     Cash paid:
        Interest                                        $      4,982,000   $      4,469,000   $     3,030,000
        Income taxes                                    $         24,869   $        139,000   $       368,000
     Non-cash investing and financing activity:
     Unrealized gain/(loss) on marketable securities    $     (9,278,000)  $      2,198,000   $     6,684,000
     Transfer between A/P - affiliate and note
        receivable - affiliate                          $           -0-    $        207,083   $        86,000


3.   RELATED PARTY TRANSACTIONS

     Mr. Francis M. Williams, the Company's President and majority stockholder, also controls Cumberland Technologies, Inc. (Cumberland) (see Footnote 9 for the Company's investment in Cumberland), a publicly traded property and casualty insurance company that provides insurance for specialty sureties and performance and payment bonds for contractors. Through Cumberland, the Company has obtained performance and payment bonds in connection with certain of its contracts and projects. There were no such fees paid to Cumberland for the years ended December 31, 1999, 2000 and 2001.

     On November 10, 1998, the Company loaned $1,000,000 to Cumberland, which is evidenced by a convertible term note, which was due November 10, 2001. Quarterly interest payments are due beginning January 1, 1999 at a rate of one half of one percent over the prime rate established by Bank of America. The Company has the right to convert the principal amount of the note into shares of common stock of Cumberland at $3.00 per share. In 2001, the terms of the note were extended with a new due date of November 10, 2002. All other terms remained the same as the original note. The balance of the convertible term note at December 31, 2000 and 2001 is $1,000,000 and $604,055, respectively. During 2000 and 2001, the Company recorded approximately $96,000 and $69,000, respectively, of interest income on its note from Cumberland.

     Qualex, Inc., a subsidiary of Cumberland, provided professional services to the Company, during 2000 and 2001. The Company recorded approximately $220,000 and $86,000, respectively for these services. During 2000 and 2001, the Company offset interest receivable of approximately $96,000 and $56,000, respectively, on the $1,000,000 note receivable due from Cumberland against the payable to Qualex, Inc.

     The  Company  recorded  bond  fees  payable  to  officers,   who  are  also
shareholders of the Company, of approximately $50,000 and $52,000 during 2000 and 2001, respectively, although only $58,000 were paid in 2001.

     Mr. Francis M. Williams, the Company's President and majority stockholder, Mr. John V. Simon, Jr., President of Kimmins Contracting Corp., and Mr. Joseph
M. Williams, the Company's Secretary and Treasurer are partners in an entity called JFJ Investments (JFJ). During 2001, the Company was provided no services by JFJ and all outstanding balances due to JFJ were paid as of December 31, 2001.

     Effective with the sale of Kimmins Recycling during 1998, the Company accrued $1,000,000 payable to Mr. Francis M. Williams for a 10-year non-compete agreement. On December 31, 2000 Mr. Williams agreed to accept a 6% interest bearing promissory note that matures on December 31, 2005. The Company paid Mr. Francis M. Williams $500,000 on this note. The payment consisted of approximately $440,000 principle and $60,000 of interest. Mr. Williams then loaned the Company $500,000 in the form of a demand note.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During 2001, the Company made payments to Cumberland for an indemnification agreement on a bonding issue that was entered into in 1989. Due to the conditions of the indemnification agreement, the Company was required to pay approximately $1,850,000 to Cumberland, and settled for $1,500,000 on November 15, 2001. (See Extraordinary Footnote 21). The remaining balance has been set aside as a reserve for claims. The case will be appealed.

     The Company performed miscellaneous construction work for the Kimmins Terrier Foundation, a private foundation controlled by Mr. Francis M. Williams. Of the approximately $28,000 of work performed in 2001 for the Foundation, all but approximately $500 was billed.

     Mr. Francis M. Williams, the Company's President and majority stockholder, purchased a backhoe from the Company in 2001. The purchase price was in excess of the net book value of the asset and the proceeds were used to reduce the Company's payable to Mr. Williams.

     The following is a summary of the related party accounts receivable and accounts payable at December 31, 2000 and 2001:

               Accounts Receivable                              2000              2001
               -------------------                              ----              ----
           Cumberland Holdings                         $      (25,264)    $      (11,993)
           Cumberland Technologies                               1,067              1,067
           Qualex                                                3,342              3,342
           Terrier Foundation                                      -0-             11,800
           Advances to Employees                                59,941             11,341
           KVN ESOP                                             33,893             33,893
           Cumberland Real Estate Holdings                     900,000                -0-
           Cumberland Property Management                        6,544                -0-
           Summerbreeze                                          5,167                -0-
           Sunshadow                                             5,353                -0-
                                                          -------------      -------------
                                                       $       988,043    $        49,450
                                                          =============      =============

               Accounts Payable                                 2000              2001
               ----------------                                 ----              ----
           Francis M. Williams                         $       148,823    $       120,554
           Joseph M. Williams                                      -0-                680
           John V. Simon, Jr.                                      -0-              8,076
           Qualex Consulting Group                             218,488              1,995
           Cumberland Casualty                                     100             29,783
           Kimmins Terrier Foundation                            1,252              1,252
           Surety Specialists                                    6,734                -0-
           JFJ Investments                                      87,050                -0-
                                                          -------------      -------------
                                                       $       462,447    $       162,340
                                                          =============      =============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   ACCOUNTS RECEIVABLE

                                                                      December 31,
                                                                ------------------------
                                                                2000                2001
                                                                ----                ----
           Contract and trade:
              Billed contract receivables
                Completed and uncompleted contracts       $     8,491,514     $    5,930,861
                Retainage                                       1,888,701          1,590,478
              Unbilled contract receivables                     2,306,800          1,806,730
              Trade receivables                                   417,941            355,036
                                                            --------------      -------------
                                                               13,104,956          9,683,105
           Less allowance for doubtful accounts                 (487,941)          (421,696)
                                                            --------------      -------------
                                                               12,617,015          9,261,409
           Less noncurrent portion                            (1,878,445)        (1,228,429)
                                                            --------------      -------------
           Net accounts receivable -
              contract and trade                          $    10,738,570     $    8,032,980
                                                            ==============      =============

     All unbilled receivables relate to work performed or material shipped by the balance sheet date and are billed as soon as administratively feasible. Accounts receivable not expected to be collected within one year of the balance sheet date are classified as non-current. At December 31, 2000 and 2001, the non-current portion of accounts receivable were all claim related.

5.   OTHER CURRENT ASSETS

     The majority of the change in the other current assets account during 2000 and 2001 was a result of the Company's cash collateral deposit payments of approximately $383,000 and $204,000, respectively, in connection with the Company's workers' compensation insurance. The balance of the other current assets account at December 31, 2000 and 2001, was approximately $537,000 and $806,000, respectively.

6.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

                                                                                December 31,
                                                                           2000               2001
                                                                           ----               ----

      Expenditures on uncompleted contracts                         $     27,051,091    $    30,940,515
      Estimated earnings on uncompleted contracts                          4,297,052          4,102,029
                                                                      ---------------     --------------
                                                                          31,348,143         35,042,544
      Less actual and allowable billings on uncompleted
         Contracts                                                        29,607,319         35,211,704
                                                                      ---------------     ---------------
                                                                           1,740,824           (169,160)
      Recorded claims on completed contracts                               7,582,860          5,725,032
                                                                      ---------------     --------------
                                                                    $      9,323,684    $     5,555,877
                                                                      ===============     ==============
      Costs and estimated earnings in excess of billings on
         uncompleted contracts                                      $      2,657,353    $     1,095,561
      Billings in excess of costs and estimated earnings on
         uncompleted contracts                                              (916,529)        (1,264,721)
                                                                      ----------------    ---------------
                                                                           1,740,824           (169,160)
      Recorded claims on completed contracts                               7,582,860          5,725,032
                                                                      ---------------     --------------
                                                                    $      9,323,684    $     5,555,872
                                                                      ===============     ==============

     During 2000 and 2001, the Company settled claims that resulted in approximately $768,000 and $758,000, respectively, in excess of the recorded amount. The excess recoveries have been reserved for other claims, or reduced by current costs associated with claims.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of  December  31,  2000 and 2001,  the costs and  estimated  earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $7,583,000 and $5,725,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 2000 and 2001, that were not expected to be collected within twelve months are classified as a non-current asset.

7.   PROPERTY AND EQUIPMENT HELD FOR SALE

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty-contracting segment, the Company decided to sell its transportable incineration system. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company. As of December 31, 2001, the Company had received $1,177,500 which has been netted against the carrying value of the asset resulting in $622,500 being included in long-term "property held for sale" at December 31, 2001.

     The Company has a plan to dispose of approximately $3,441,000 (net book value) of construction equipment within the next year. The depreciation on these items was stopped at December 31, 2001 and these assets were reclassified as current property held for sale.

     The Company also has real estate for sale in Nashville, Tennessee, which has a net book value of approximately $411,000. This amount is included in long-term "property held for sale" as management does not expect the property to be disposed of within the next twelve months.

8.   PROPERTY AND EQUIPMENT

                                                  December 31,
                                             2000              2001
                                             ----              ----
     Land                            $     1,058,234     $   1,058,234
     Buildings and improvements            2,891,804         2,891,804
     Construction equipment               50,457,355        24,341,962
     Furniture and fixtures                  523,367           550,340
                                       -------------     -------------
                                          54,930,760        28,842,340
     Less accumulated depreciation       (28,962,865)      (17,057,161)
                                       --------------   ---------------

     Net property and equipment       $   25,967,895    $   11,785,179
                                       ==============   ===============

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $8,630,000, $7,104,000 and $5,211,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

9. INVESTMENTS IN CUMBERLAND TECHNOLOGIES, INC., SUMMERBREEZE APARTMENTS, LTD., AND SUNSHADOW APARTMENTS, LTD.

     CUMBERLAND - In 1988, Cumberland Casualty & Surety Company ("CCS") issued a 10 percent interest bearing surplus debenture to the Company in exchange for $3,000,000. In 1992, such debenture was assigned to Cumberland Technologies, Inc. ("Cumberland"), a holding company that provides, among other services, reinsurance for specialty sureties and performance and payment bonds for contractors. Cumberland entered into a term note agreement with the Company for the outstanding amount of the debenture, including accrued interest. Interest accrued on the term note was $506,755 at December 31, 1995 ($372,066 in 1996 prior to the conversion discussed below).

                                 KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On November 5, 1996, the Company received 1,723,290 shares, or 30 percent of the outstanding common stock, of Cumberland in exchange for the term note from affiliate. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method. The amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and is being amortized over twenty years. Cumberland is a publicly traded corporation and at December 31, 2001, the market value of the Cumberland common stock held by the Company was approximately $1,637,000 based on a stock price of $.95. As of December 31, 2000 and 2001, the Company's balance in its equity method investment in Cumberland was approximately $5,078,000 and $4,927,000, respectively. The unamortized goodwill balance was approximately $2,637,000 and $2,472,000 at December 31, 2000 and 2001, respectively.

     The Company has evaluated the balance in its equity investment in Cumberland at December 31, 2001. Under the tests outlined in FAS-121, the Company believes that evaluating the fair value of the investment in the "quoted market price in active markets" is not an accurate test of the fair value, due to the extremely low trading volume of the stock. FAS-121 also identifies using "estimates based on valuation techniques to determine the fair value." The Company evaluated the fair value of its investment in Cumberland using some of these techniques. This evaluation supported the current fair value. The Company also considered Cumberland's historical financial performance as well as their future projected income levels. The Company has the intent to retain its investment in Cumberland for the long-term. At December 31, 2001, the Company believes that there should be no value adjustment to the carrying value of the Cumberland investment.

     The following is a summary of the financial position of Cumberland at December 31, 2000 and 2001:

                                                    December 31, 2000        December 31, 2001
                                                    -----------------        -----------------

Cash and cash equivalents                           $         694,000        $       2,654,000
Investments in various marketable securities                9,955,000               10,174,000
Accounts receivable - trade, net                            3,821,000                4,615,000
Reinsurance recoverable                                     4,910,000                4,485,000
Intangibles                                                 1,115,000                  534,000
Other                                                       3,815,000                3,442,000
                                                   ---------------------    -------------------
   Total assets                                    $       24,310,000        $      25,904,000
                                                   =====================    ===================

Policy liabilities and accruals                    $       10,961,000        $      11,675,000
Long-term debt                                              2,103,000                1,256,000
Other                                                       3,359,000                5,143,000
                                                   ---------------------    --------------------
   Total liabilities                                       16,423,000               18,074,000

Stockholders' equity                                        7,887,000                7,830,000
                                                   ---------------------    --------------------

   Total liabilities and stockholders' equity      $       24,310,000        $      25,904,000
                                                   =====================    ====================


     During the years ended December 31, 2000 and December 31, 2001, Cumberland's operating results included revenue of approximately $14,425,000 and $16,461,000. During the same periods, Cumberland recognized net income (loss) of approximately $1,042,000 and ($29,000), respectively. The Company's equity in this net income amounted to approximately $297,000 and $1,000 for the years ended December 31, 2000 and 2001, respectively. In addition, approximately $165,000 of amortization expense was recorded by the Company related to the investment in both 2000 and 2001.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     APARTMENTS - In March of 2001, the Partnership's properties were sold and the Company received approximately $4,637,000 as its distributive equity interest preference on complete liquidation. For the years ended December 31, 2000 and 2001, respectively, the Company recorded approximately $397,000 and $106,000 of net losses from its share of the Apartment's operations, including goodwill amortization. The Company's 2001 net loss from Apartments includes approximately $3,802,000 in net income from operations and the Company's share of the Partnership's gain on sale, $67,000 of goodwill amortization, and $3,841,000 loss on disposal of investment.

10.  ACCRUED EXPENSES

                                                       December 31,
                                                  2000             2001
                                                  ----             ----
Accrued insurance                              $ 2,868,175     $   1,514,074
Accrued interest                                   113,049            13,546
Accrued property taxes                           2,054,726           669,095
Accrued salaries, wages and payroll taxes          725,736           567,802
Other                                               96,121            70,685
                                               ------------    --------------
Total accrued expenses                         $ 5,857,807     $   2,835,202
                                               ============    ==============

11.      LONG-TERM DEBT

                                                                                           December 31,
                                                                                      2000              2001
                                                                                      ----              ----
      Notes payable, principal and interest payable in eleven monthly payment of
         $500,000 and one monthly payment of $1,500,000 each year plus a balloon payment due upon maturity at October 7, 2006,
         of $835,830, interest at 8.10%, collateralized by equipment.              $ 37,653,614     $  28,521,545

      Notes payable, principal and interest payable in monthly installments through October 2003, interest at varying rates up to 9.3%,
         collateralized by equipment.                                                 4,150,181            66,147

      Line of credit secured by Waste Management shares due and payable upon demand, interest payable at lender's base rate of
         LIBOR plus 0.75%.                                                            4,314,566               -0-

      Mortgage notes, principal and interest payable in monthly installments through December 1, 2004, interest at varying rates up to prime plus
         1.25%, collateralized by land and
         buildings.  The interest rate at December 31, 2001 is 6.00%.                 1,504,381         1,154,319
                                                                                  --------------   ---------------

      Total debt                                                                     47,622,742        29,742,011
      Less current portion                                                          (17,875,227)      (5,138,682)
                                                                                  --------------   ---------------

      Net long-term debt                                                           $ 29,747,515     $  24,603,329
                                                                                  ==============   ===============

                                KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Annual principal maturities subsequent to December 31, 2001, are as follows:

                2002                  $      5,138,682
                2003                         5,584,630
                2004                         6,294,484
                2005                         6,192,249
                2006                         6,531,966
                                         --------------
                                      $     29,742,011
                                         ==============


     The Company's outstanding letter of credit facility of approximately $430,000 is secured by a restricted cash account at a local financial institution. At December 31, 2000 and 2001, there were no borrowings outstanding against the letter of credit facility.

     The Company established loan and collateral account agreements with firms holding the Company's marketable securities during 1999 and 2000. The margin lines of credit provide cash advances to the Company and are based on the current value of the Waste Management shares and other marketable securities held by the Company. At December 31, 2001, this margin line was closed out and all Waste Management shares held by the Company were sold.

12.  LEASING ARRANGEMENTS

     The Company rents equipment and machinery as needed, as well as office space, under operating leases for varying periods not to exceed one year. Rental expense for the years ended December 31, 1999, 2000, and 2001, was approximately $7,741,000, $5,466,000 and $4,369,000, respectively. Since 1998, some of the heavy construction equipment previously leased was purchased by the Company which is the primary reason for the significant and continued decreases in 2000 and 2001 rental expense.

     The Company formerly leased some of its heavy construction equipment under capital leases. The economic substance of each lease is that the Company is financing the acquisition of the assets through the lease, and accordingly, it was recorded in the Company's assets and liabilities. For the years 2000 and 2001, the Company had no leases that were recorded as a capital lease.

13.  PENSION AND OTHER BENEFIT PLANS

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the transactions for the three years ended December 31, 2001 relating to the Plan:

                                                              Weighted
                                          Number of            Average
                                            Shares         Exercise Price
                                            ------         --------------
Outstanding December 31, 1998                257,599     $            3.56
   Granted                                   699,099                   .27
   Exercised                                     -0-                   -0-
   Canceled                                (236,266)                  3.56
                                         ------------      ----------------

Outstanding December 31, 1999                720,432                  0.36
   Granted                                   321,976                   .25
   Exercised                                     -0-                   -0-
   Canceled                                  (3,000)                   .25
                                         ------------      ----------------
Outstanding December 31, 2000              1,039,408                  0.33
   Granted                                       -0-                   -0-
   Exercised                                     -0-                   -0-
   Canceled                                  (7,500)                   .25
                                         ------------      ----------------
Outstanding December 31, 2001              1,031,908     $            0.33
                                         ------------      ----------------
Exercisable December 31, 2001                560,293     $            0.37
                                         ============      ================

     The following table summarizes information about stock options at December 31, 2001:

                 Options Outstanding                                          Options Exercisable
                 -------------------                                          -------------------
                                           Weighted
                                           Average
                   Number Outstanding     Remaining            Weighted     Number Exercisable          Weighted
    Range of        at December 31,      Contractual           Average              at                   Average
 Exercise Price           2001               Life           Exercise Price   December 31, 2001        Exercise Price
 --------------           ----               ----           --------------   -----------------        --------------

      $4.50              3,333                 5               $   4.50            3,337              $     4.50
      $3.94             10,000                 6               $   3.94           10,000              $     3.94
      $2.62              8,000                 6               $   2.62            8,000              $     2.62
      $0.28            420,000                 8               $   0.28          252,000              $     0.28
      $0.25            590,575                 9               $   0.25          286,960              $     0.25
                   ------------                                             -------------
                     1,031,908                                                   560,293
                   ============                                             =============

     Pro forma information regarding net income (loss) and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1993, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001; risk-free interest rates of 5.5 percent; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on historical trends; and a weighted-average expected life of the options of seven years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                 1999             2000              2001
                                                                 ----             ----              ----
Proforma net income (loss) attributable to stockholders    $  (3,371,264)  $      2,833,431   $   (6,680,441)
Proforma income (loss) per common share:
      Basic and diluted                                    $       (.074)  $            .58   $        (1.37)

     Savings and Profit-Sharing Plan. The Company offers a savings and profit sharing plan (the "401(k) Plan"), which qualifies under Sections 401(a) and (k) of the Code. Employees of the Company and certain affiliates who have been employed for a specified period of time are eligible to participate in the 401(k) Plan. All contributions made by the employees vest immediately. Amounts contributed by the Company vest 20 percent after three years of service and 20 percent each year thereafter. To accommodate the 2002 EGTRRA requirements, the vesting schedule for Company Contributions has been amended to vest 20 percent after two years of service and 20 percent each year thereafter. The Company contributed approximately $42,000, and $48,000 in 2000, and 2001, respectively.

14.  INCOME TAXES

     As of December 31, 2000 and 2001, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal tax purposes of approximately $4,200,000 and $17,177,000, respectively. The remaining consolidated federal tax NOL carryforward of $17,177,000 will expire approximately one-half in 2012 and one-half in 2019 through 2021 if not used. The Company had alternative minimum tax credit carryforwards of approximately $1,063,000 and $746,000 available at December 31, 2000 and 2001, respectively, to reduce future federal regular income taxes. The AMT credit carryforwards do not expire. Charitable contribution carryforwards of approximately $349,000 at December 31, 2001 expire 2003 through 2006.

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

     The   components  of  the  provision  for  income  taxes   (benefits)   are
attributable to continuing operations as follows:

                         1999              2000               2001
                         ----              ----               ----
Current          $             -0-  $        404,479   $      (257,970)
Deferred               (1,408,389)         (131,559)        (5,466,417)
                    ---------------    --------------     --------------
                 $     (1,408,389)  $        272,920   $    (5,724,387)
                    ===============    ==============     ==============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    December 31,
                                                              2000                2001
                                                              ----                ----
Deferred tax assets:
   Net operating loss carryforwards                    $     1,576,574     $     6,441,403
   Unrealized losses on marketable securities                2,520,200                 -0-
   Allowance for doubtful accounts                              26,250              24,998
   Deferred costs for tax expensed for books                   633,794             517,255
   Florida AMT tax credit carryforward                          62,917              26,917
   Federal AMT tax credit carryforwards                      1,000,000             719,242
   Accrued workers compensation                              1,008,158             567,778
   Uncompleted long-term contracts                             341,062             328,530
   Tax revenue deferred for books                              258,390               2,227
   Tax over book basis in equity method investee                   -0-              66,941
                                                          -------------       -------------
                                                             7,427,345           8,695,291
                                                          -------------       -------------

Deferred tax liabilities:
   Book over tax basis in equity method investee             (236,674)                 -0-
   Excess of tax over book depreciation                    (4,826,625)         (3,178,237)
                                                          -------------       -------------
                                                           (5,063,299)         (3,178,237)
                                                          -------------       -------------
Net deferred tax asset (liability)                           2,364,046           5,517,054
Less current net deferred asset                              1,731,119           1,136,948
                                                          -------------       -------------
   Net non-current deferred tax asset (liability)      $       632,927     $     4,380,108
                                                          =============       =============

     As reflected above, the Company has recorded a net deferred tax asset of $2,364,046 and $5,517,054 at December 31, 2000 and 2001, respectively.
Management has determined that a valuation allowance is not necessary at December 31, 2000 and 2001, because it is expected that the net deferred tax assets will be realized through future profits in operations and settlement of pending claims. The amount of the net deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed.

     Factors causing the effective tax rate to differ from the statutory rate are as follows:

                                                  Years Ended December 31,
                                                  ------------------------
                                               1999        2000        2001
                                               ----        ----        ----

Statutory federal rate                         (34.0%)       34.0%     (34.0%)
State income taxes net of federal benefit       (3.5%)        3.5%      (3.5%)
Excess tax deductions (non-timing related)        0.0%        0.0%      (2.6%)
Nondeductible expenses                            1.5%        1.3%        1.8%
Changes in estimates                            (1.5%)        0.0%      (4.3%)
Other                                             7.8%      (5.9%)      (6.0%)
                                             ----------  ----------  ----------
     Effective tax rate                        (29.7%)       32.9%     (48.6%)
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

     The holders of the Class B common stock will thereafter have the right to convert up to 625,000 shares of Class B common stock into common stock on a share for share basis as follows. Each cumulative incremental increase in net earnings in any subsequent year of $.21 per share above the specified level of earnings previously obtained will afford holders the right to convert up to an additional 625,000 shares of Class B common stock into common stock on a share for share basis. Holders of Class B common stock will not be entitled to convert more than 625,000 of such shares in any fiscal year unless the Company achieves earnings of $1.44 per share of common stock in any fiscal year, which will entitle holders to convert all shares of Class B common stock into common stock. In addition, conversion occurs if a sale of part of the Company's business as to which there is a bona fide offer to purchase would have resulted in convertibility of any of the outstanding Class B common stock and it is determined by the Board of Directors of the Company not to approve such a transaction, then, upon request of the holder or holders of a majority of the outstanding Class B common stock, the number of shares thereof which would have become convertible had the transaction occurred, would become convertible. A similar provision provides that if there is an independent valuation of a part of the business of the Company such that if such part of the business were sold, the result would allow conversion of all outstanding Class B common stock and if the Board of Directors of the Company does not authorize such sale, then, upon request of the holder or holders of a majority of the outstanding Class B common stock, the outstanding Class B common stock would become convertible. No shares of Class B common stock became eligible for conversion into common stock during the years ended December 31, 2000 or 2001.

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

     During the year ended December 31, 2001, the Company acquired no shares of treasury stock. At December 31, 2001, the balance of the Company's treasury stock was $845,892.

16.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions and claims arising in the ordinary course of its business. After taking into consideration legal counsel's evaluation of such actions and claims, management is of the opinion that their outcome will not have a material adverse effect on the consolidated financial position of the Company.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During 2000, the Company entered into a three-year "Club Seat" membership agreement with a local sports venue, for a total of approximately $40,000 per year. Part of the cost of the agreement is shared with the Company's affiliate, Cumberland Technologies, Inc.

17.  FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 2000, the Company evaluated its self insurance accounts and determined that they were over reserved by approximately $125,000. The reserve for insurance claims was accordingly reduced by $125,000 as of December 31, 2000. The company recorded $1,500,000 for an indemnification agreement, in the fourth quarter of 2001. (See Footnote 21: Extraordinary Item.)

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  EARNINGS (LOSS) PER SHARE

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:


                                                                                Years Ended December 31,
                                                                   1999                2000              2001
                                                                   ----                ----              ----
Numerator:
----------

Income (loss) from continuing operations                      $   (3,340,077)    $       470,838   $    (5,708,777)
Adjustment for basic earnings per share                                   -0-                -0-                -0-
                                                                --------------     --------------    ---------------
Numerator for basic earnings per share -
   Income (loss) available to common stockholders
   from continuing operations                                 $   (3,340,077)    $       470,838   $    (5,708,777)

Effect of dilutive securities
Numerator for diluted earnings per share-
Income (loss) from continuing operations                      $   (3,340,077)    $       470,838   $    (5,708,777)
Income (loss) from discontinued operations                                -0-          2,390,018                -0-
Income (loss) from extraordinary items                                    -0-                -0-          (937,500)
                                                                --------------     --------------    ---------------
Income (loss) applicable to common stockholders
   after assumed conversions                                  $   (3,340,077)    $     2,860,856   $    (6,646,277)
                                                                ==============     ==============    ===============

Denominator:
-----------

Denominator for basic earnings per share -
   weighted-average shares                                          4,575,545          4,872,135          4,872,135
Effect of dilutive securities
Stock options                                                             -0-                -0-                -0-
Dilutive potential common shares                                          -0-                -0-                -0-
                                                                --------------     --------------    ---------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                  4,575,545          4,872,135          4,872,135
                                                                ==============     ==============    ===============

Basic and diluted income (loss) per share from
   continuing operations                                      $         (.73)    $           .10   $         (1.17)
                                                                ==============     ==============    ===============
Basic and diluted income per share from
   discontinued operations                                                -0-                .49                -0-
                                                                ==============     ==============    ===============
Basic and diluted loss per share from extraordinary item                  -0-                -0-              (.19)
                                                                ==============     ==============    ===============
Total basic and diluted income (loss) per share               $         (.73)    $           .59   $         (1.36)
                                                                ==============     ==============    ===============

Weighted average number of shares outstanding used in computations:
   Basic and diluted                                                4,575,545          4,872,135          4,872,135
                                                                ==============     ==============    ===============

     Unexercised options to purchase approximately 154,000, 361,000 and 563,000 shares of common stock for 1999, 2000, and 2001, respectively, were not included in the computations of diluted loss per share because the assumed conversion would be antidilutive.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  DISCONTINUED OPERATIONS

     On June 27, 2000, the Company received net of related legal fees, $3,525,000 from WMI as final settlement. This settlement was for adjustments required under the purchase agreement and for other disputes related to the sale of the SWMS operations. This amount net of tax of $1,135,000 has been reflected on the Statement of Operations as Income from Discontinued Operations.

21.  EXTRAORDINARY ITEM

     During 1989, Kimmins Corp. entered into an indemnification agreement with Cumberland to issue a surety bond to an unrelated contractor. Kimmins received a fee from the Contractor for the indemnification. In April 1991, the contract was served with a "Default Termination Notice". On May 2, 1991, Cumberland executed a "Takeover Agreement" with the Navy and shortly thereafter contracted with Kimmins Corp. to complete the original contract. During 1991, the contractor sued and settled with Cumberland and Kimmins Corp. for $30,000 in exchange for the right to recover from the Navy for wrongful termination. The original hearing determined wrongful termination and was appealed by the Navy. During 2000, the Federal Circuit Court of Appeals reversed the original decision. Cumberland then directed the contractor to file a Petition for Writ of Certiorari to the United States Supreme Court. On April 23, 2001, the Supreme Court of The United States entered an order to deny the writ of certiorari. As a result, Cumberland demanded payment from Kimmins Corp. of $1,851,000. Payment of $1,500,000 was made in full satisfaction of the indemnification on November 15, 2001.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                         Additions
                                       Balance at       Charged to        Deductions
                                        Beginning        Costs and           from          Balance at
            Description                 of Period        Expenses       Allowances (a)   End of Period
            -----------                 ---------        --------       --------------   -------------

Year ended December 31, 2001         $  487,941       $       -0-      $    (66,245)     $    421,696
Year ended December 31, 2000         $  551,355       $       -0-      $    (63,414)     $    487,941
Year ended December 31, 1999         $  739,223       $   40,000       $   (227,868)     $    551,355

(a) This amount represents additional collections of the St. Lucie receivables which were fully reserved as well as the write-off of uncollectible accounts in 1998 and 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As reported in Kimmins Corp. Current Report on Form 8-K, filed November 18, 1999, Kimmins has changed its accountants. On November 11, 1999, the Board of Directors of the Company approved the engagement of Ferlita, Walsh & Gonzalez, P.A. as its independent auditors for the fiscal year ending December 31, 1999 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company effective November 11, 1999. The reports of Ernst & Young LLP on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company had authorized Ernst & Young LLP to discuss the results of the past two years audits with Giunta, Ferlita & Walsh.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

     Name                  Age   Position
     ----                  ---   --------
     Francis M. Williams   60    President, Chief Executive Officer and Director
     Karl Burgin           55    Vice President
     Joseph M. Williams    45    Secretary and Treasurer
     Michael Gold          53    Director
     R. Donald Finn        58    Director

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

     Karl Burgin has been Chief Financial Officer of the Company since May 2001 and has been employed by the Company as its Controller since January 2000. From July 1998 until November 1999, Mr. Burgin served as Chief Financial Officer of Laker Airways, Inc. and Star Air Tours, Inc. From December 1994 until June 1998, Mr Burgin was a self-employed Financial Consultant. From December 1991 until November 1994, Mr. Burgin served as Chief Financial Officer of Integrated Waste Services, Inc. From October 1984 until November 1991, Mr. Burgin served as Chief Financial Officer of Reger Capital Corp. Prior to September 1984, Mr. Burgin served in various financial capacities for public and private companies engaged in the construction, waste disposal, and real estate development businesses.

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

     Section  16(a)  Beneficial  Ownership  Reporting  Compliance.  Pursuant  to
Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors and any persons holding more than 10 percent of the Company's common stock are required to file with the Securities and Exchange Commission and the New York Stock Exchange reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established, and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during 2001, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10 percent of its common stock complied with the Section 16(a) requirements, except that Mr. Burgin filed one late Form 3.

ITEM 11.   EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to the Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 for the year ended December 31, 2001 (the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation
                                                                                                Awards
                                           Annual Compensation                                Securities
          Name and                                                      Other Annual           Underlying              All Other
     Principal Position         Year         Salary          Bonus      Compensation        Options/SAR's (#)       Compensation(1)
     ------------------         ----         ------          -----      ------------        -----------------       ---------------

Francis M. Williams             2001      $   125,000  $       50,000       $-0-                    -0-          $             2,239
   Chairman of the Board        2000          125,000  $       50,000       $-0-                    -0-          $             1,250
   President and                1999          126,345  $       50,000       $-0-                420,000          $             1,775
   Chief Executive Officer


John V. Simon, Jr.              2001     $    125,008  $          -0-       $-0-                    -0-          $             2,239
   President of Kimmins         2000     $    125,008  $          -0-       $-0-                100,000          $             1,262
   Contracting Corp.            1999     $    126,353  $          -0-       $-0-                 21,333     (2)  $             1,612


     (1) Represents the Company's contribution to the employee's account of the Company's 401(k) Plan and premiums paid by the Company for term life insurance and long-term disability. These plans, subject to the terms and conditions of each plan, are available to all employees.

     (2) Reflects 21,333 options granted during 1999 upon cancellation of 21,333 options originally granted in 1997.

          Grant of Options. During 1999, 420,000 options were granted to Francis
     M. Williams in recognition of his performance. During 2000, options were granted to Mr. Simon and other management personnel in recognition of their performance. During 2001, no options were granted. No stock appreciation rights (SARs) have been granted by the Company.

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


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                    Value of
                                                                                                  Unexercised
                                                                  Number of Securities            In-the-Money
                                                                 Underlying Unexercised         Options/SARs at
                               Shares                                Options/SARs at            Year-End ($) (1)
                              Acquired           Value                Year-End (#)                Exercisable/
          Name             on Exercise (#)    Realized ($)      Exercisable/Unexercisable        Unexercisable
          ----             ---------------    ------------      -------------------------        -------------
Francis M. Williams              -0-              $-0-               252,000/168,000               $-0-/$-0-
Joseph M. Williams               -0-              $-0-               108,000/105,333             $1,080/$1,053
John V. Simon, Jr.               -0-              $-0-                83,000/88,666                $830/$887


(1)  Value is calculated using the Company's closing stock price on December 31,
     2001,   per   share,   less   the   exercise   price   for   such   shares.

     Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2001, Mr. Francis M. Williams, the Company's President and Chairman of the Board of Directors, served as President and Chairman of the Board of Directors of TransCor, and Mr. Karl Burgin served as Chief Financial Officer of the Company and TransCor.

     Compensation of Directors. During the year ended December 31, 2001, the Company paid non-officer Directors an annual fee of $5,000 and $1,000 per board meeting attended. Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

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

     The Plan is administered by a committee consisting of three members of the Board of Directors. The exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock at the time the option is granted (110 percent of fair market value in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). The exercise price of a non-qualified stock option granted under the Plan may be any amount determined by the Board of Directors but not less than the fair market value of the common stock on the date of the grant. Options granted under the Plan must, in general, expire no later than ten years from the date of the grant (five years from the date of grant in the case of an incentive stock option granted to an employee owning more than 10 percent of the voting stock of the Company). All options granted to date provide that the grantees' rights vest over five years from the date of grant. See Item 12 for Named Executives holding options at December 31, 2001.

SAVINGS AND PROFIT-SHARING PLAN

     The Company offers a savings and profit sharing plan (the "401(k) Plan"), which qualifies under Sections 401(a) and (k) of the Code. Employees of the Company and certain affiliates who have been employed for a specified period of time are eligible to participate in the 401(k) Plan. All contributions made by the employees vest immediately. Amounts contributed by the Company vest 20 percent after three years of service and 20 percent each year thereafter. To accommodate the 2002 EGTRRA requirements, the vesting schedule for Company Contributions has been amended to vest 20 percent after two years of service and 20 percent each year thereafter.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 15, 2002, by (i) persons known by the Company to own more than 5 percent of the Company's outstanding common stock, (ii) by each Named Executive and director of the Company, and (iii) all executive officers and directors of the Company as a group:

                                                                                                   Percent of
                                                                                     Percent       Total
Name and Address of                                                                  of            Voting
Beneficial Owner(1)            Title of Class          Number of Shares              Class         Power
-------------------            --------------          ----------------              -----         -----

Francis M. Williams            Common Stock                   2,693,238               55.3%
                               Class B Common Stock           1,666,569     (2)      100.0%          66.7%

Joseph M. Williams             Common Stock                     296,220     (3)        6.1%           3.9%

John V. Simon, Jr.             Common Stock                     142,554     (4)        2.9%           1.7%

Michael Gold                   Common Stock                      28,923     (5)           *              *

Donald Finn                    Common Stock                      18,254     (6)           *              *

Karl Burgin                    Common Stock                       4,000     (8)           *              *

All executive officers and     Common Stock                   3,133,189  (2)(3)       64.4%
directors as a group                                                     (5)(7)
(five persons)
                               Class B Common Stock           1,666,569     (8)       100.0%          73.4%

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

(3) Includes 51,500 shares owned by Mr. Joseph M. Williams; 108,000 shares issuable upon exercise of currently exercisable stock options; 5,500 shares held by Mr. Williams as trustee for his children; 131,220 shares held by the Company's 401K plan of which Mr. Williams is a trustee of the 401(k) Plan with shared voting and investment power.

(4) Includes 1,500 shares owned by Mr. Simon; 83,000 shares issuable upon exercise of currently exercisable stock options; and 58,054 shares held by the Company's 401(k) plan of which Mr. Simon is fully vested.

(5) Includes 1,150 shares owned by Mr. Gold; 5,775 shares currently owned by Mr. Gold's wife; 2,898 held by Mr. Gold as trustee for Mr. Gold's minor children; and 19,100 shares issuable upon exercise of currently exercisable stock options.

(6) Includes 5,154 shares owned by Mr. Finn; and 13,100 shares issuable upon exercise of currently exercisable stock options.

(7) Includes 303,799 shares issuable upon exercise of currently exercisable stock options; 92,880 shares held by the Company's 401(k) Plan of which certain officers of the Company are fully vested; and 131,220 shares held by the Company's 401(k) Plan of which the Secretary of the Company is a trustee.

(8) Includes 4,000 shares that may be purchased by Mr. Burgin pursuant to immediately exercisable options.

     *Less than one percent.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Francis M. Williams, the Company's President and majority stockholder, also controls Cumberland, a property and casualty insurance company that provides insurance for specialty sureties and performance and payment bonds for contractors. Through Cumberland, the Company has obtained performance and payment bonds in connection with certain of its contracts and projects. The fees that the Company paid for these services for the years ended December 31, 1997 and 1998, were approximately $43,000 and $29,000, respectively. There were no related fees paid to Cumberland for the years ended December 31, 2000 and 2001.

     The Company recorded bond fees payable to officers of the Company of approximately $50,000 and $52,000 during 2000 and 2001. During 2000 and 2001 approximately $10,000 and $58,000 of those fees were paid respectfully.

     On November 5, 1996, the Company received 1,723,290 shares of Cumberland common stock in exchange for the term note of $5,169,870 due from Cumberland. The Cumberland common stock had a fair market value of $3.00 per share on the date of the exchange, based upon the quoted market price. This investment is accounted for under the equity method, and the Company's interest in Cumberland represents an ownership share of approximately 31 percent. At December 31, 2000 and 2001, the market value of the Cumberland common stock held by the Company (based on the non-actively traded stock price) was approximately $2,585,000 and $1,637,000, respectively.

     On November 10, 1998, TransCor loaned $1,000,000 to Cumberland. The TransCor loan to Cumberland is evidenced by a convertible term note which is due November 10, 2001. At this date an agreement was entered into that extended the note, the new due date being November 10, 2002. All other terms remained the same as the original note. Quarterly interest payments are due beginning January 1, 1999 at a rate of one half of one percent over the rate established by NationsBank. TransCor has the right to convert the principal amount of note into shares of common stock of Cumberland at $3.00 per share.

     On August 14, 1998, the Company acquired an additional 297,200 shares of common stock in TransCor from Francis M. Williams, President and Chief Executive Officer. The acquisition increased the Company's ownership percentage to 81 percent from 74 percent and results in the ability to consolidate the Company and TransCor for federal income tax purposes on a prospective basis.

     Qualex, which is controlled by Mr. Francis M. Williams, provides some services, including legal counsel to the Company. During 2000 and 2001, the Company recorded approximately $220,000 and $165,000, respectively, for these services.

     Effective with the sale of Kimmins Recycling during 1998, the Company accrued $1,000,000 payable to Mr. Francis M. Williams for a 10-year non-compete agreement. In 1999 and 2000, the accrual amount remained unchanged. In 2001, the Company paid Mr. Francis M. Williams $500,000 which in turn he loaned back to the Company payable by the Company in the form of a demand note.

     Mr. Francis M. Williams, the Company's President and majority stockholder, Mr. John V. Simon, Jr., President of Kimmins Contracting Corp., and Mr. Joseph
M. Williams, the Company's Secretary and Treasurer are partners in an entity named JFJ Investments (JFJ). During 2000, JFJ loaned $90,000 to the Company of which $65,000 was owed as of December 31, 2000. In addition, JFJ provided $38,000 of services to the Company during 2000 which were unpaid as of December 31, 2000. In 2001, JFJ provided no services to the Company and all outstanding balances due were paid.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND REPORTS ON FORM 8-K
-------    -----------------------------------------------------------------

(a)  List of documents filed as part of this Report

     1.   Financial Statements

          - Report of Independent Certified Public Accountants
          - Report of Independent Certified Public Accountants
          - Consolidated balance sheets at December 31, 2000 and 2001
          - Consolidated statements of operations for each of the three years in the period ended December 31, 2001
          - Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2001
          - Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 2001
          - Consolidated statements of cash flows for each of the three years in the period ended December 31, 2001
          - Notes to consolidated financial statements

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

          21        -Subsidiaries of the Registrant

          23.1      -Consent of Ferlita, Walsh & Gonzalez, PA

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

4 Previously filed as part of TransCor's amended Form 8-K, File No. 1-11822, filed on August 4, 1998.

5 Previously filed on April 4, 2000 as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-10489 and incorporated herein by reference thereto.

(b)  Reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                   KIMMINS CORP.


Date:   March 28, 2002             By:/s/ Francis M. Williams
       ----------------------         -----------------------------------
                                      Francis M. Williams
                                      President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 28, 2002              /s/ Francis M. Williams
       ----------------------       -----------------------------------
                                    Francis M. Williams
                                    President and Director
                                    (Chief Executive Officer)

Date:   March 28, 2002              /s/ Joseph M. Williams
      -----------------------       -----------------------------------
                                    Joseph M. Williams
                                    Secretary/Treasurer

Date:   March 28, 2002              /s/ Karl Burgin
       ----------------------       -----------------------------------
                                    Karl Burgin
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

Date:   March 28, 2002              /s/ Michael A. Gold
       ---------------------        -----------------------------------
                                    Michael A. Gold, Director

Date:   March 28, 2002              /s/ R. Donald Finn
       --------------------         -----------------------------------
                                    R. Donald Finn, Director




                                       53
1454051