Form 10-Q
period 2002-03-31
KIMMINS CORP/DE
filed 2002-05-14
CIK 811562

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                    FORM 10-Q

[MARK ONE]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OF 15(D) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

As of May 1, 2002, there were outstanding 4,872,135 shares of common stock and 1,666,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 2, 2002 was $494,873.

--------------------------------------------------------------------------------

                                  KIMMINS CORP.

                                    FORM 10-Q

                                      INDEX



PART I.        FINANCIAL INFORMATION                                       PAGE

   Item 1.     Consolidated  balance  sheets at  December  31, 2001 and
                  March 31, 2002 (unaudited)                                   3

               Consolidated statements of operations for the three
                  months ended March 31, 2001 and 2002 (unaudited)             5

               Consolidated statements of comprehensive income for the
                  three months ended March 31, 2001 and 2002 (unaudited)       6

               Consolidated statements of cash flows for the three months
                  ended March 31, 2001 and 2002 (unaudited)                    7

               Notes to consolidated financial statements                      8

   Item 2.     Management's discussion and analysis of financial condition
                  and results of operations                                   14

   Item 3.     Quantitative and qualitative disclosures about market risk     18


PART II.       OTHER INFORMATION                                             19

   Item 1.     Legal proceedings                                              19

   Item 2.     Changes in securities                                          19

   Item 3.     Defaults upon senior securities                                19

   Item 4.     Submission of matters to a vote of security holders            19

   Item 5.     Other information                                              19

   Item 6      Exhibits and Reports on Form 8-K                               19

               Signatures                                                     20

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                December 31,       March 31,
                                                                  2001               2002
                                                                  ----               ----
Current assets:                                                                   (unaudited)
   Cash and cash equivalents including restricted cash
      of $445,740 in 2001 and 2002, respectively              $   5,861,423      $   1,803,666
   Marketable securities                                                -0-          4,171,716
   Accounts receivable, net
     Contract and trade                                           8,032,980          8,504,384
     Affiliate receivable                                            49,450             37,136
     Other receivables                                                  -0-            499,758
   Income tax refundable                                            207,311            207,311
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                        1,095,561            738,183
   Deferred income taxes                                          1,136,948          1,136,948
   Property and equipment held for sale                           3,440,570          2,147,432
   Other current assets                                             806,487            804,281
                                                              --------------     --------------
     Total current assets                                        20,630,730         20,050,815
                                                              --------------     --------------

Property and equipment, net                                      11,785,179         11,383,803
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                          5,725,032          5,851,485
Accounts receivable, net contract and trade                       1,228,429          1,228,429
Deferred income taxes                                             4,380,106          4,367,777
Property held for sale                                            1,033,182          1,034,856
Note receivable - affiliate                                         604,055            604,055
Investment in Cumberland Technologies, Inc. - affiliate           4,927,438          4,823,168
                                                              --------------     --------------
Total assets                                                   $ 50,314,151       $ 49,344,388
                                                              ==============     ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      December 31,      March, 31,
                                                                         2001              2002
                                                                         ----              ----
                                                                                       (unaudited)
Current liabilities:
Accounts payable - trade                                            $      4,420,104  $      5,386,545
Accounts payable - affiliate                                                 162,340               -0-
Income tax payable                                                               -0-            44,120
Accrued expenses                                                           2,835,202         2,368,778
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                   1,264,721         1,447,048
Current portion of long-term debt                                          5,138,682         4,551,650
Related party debt                                                           500,000               -0-
                                                                      ---------------   ---------------
      Total current liabilities                                           14,321,049        13,798,141

Long-term debt                                                            24,603,329        23,488,928
Related party debt                                                           560,000         1,075,000
Commitments and contingencies (Note 9)
                                                                      ---------------   ---------------
      Total liabilities                                                   39,484,378        38,362,069
                                                                      ---------------   ---------------

Minority interest in subsidiary                                            1,438,361         1,440,601

Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares
      authorized; 5,072,397 shares issued; 4,872,135 shares
      outstanding as of December 31, 2001 and March 31, 2002,
      respectively                                                             5,072             5,072
   Class B common stock, $.001 par value; 10,000,000
       shares authorized, 2,291,569 shares issued and 1,666,569
       outstanding as of December 31, 2001 and March 31, 2002,
       respectively                                                            1,667             1,667
   Preferred stock, $.001 par value; 10,000 shares authorized;
       -0- shares issued; -0- shares outstanding as of December 31,
       2001 and March 31, 2002, respectively                                     -0-               -0-
   Capital in excess of par value                                         20,308,312        20,308,312
   Unrealized gain (loss) on securities                                      (5,186)            13,540
   Retained earnings (deficit)                                          (10,072,561)       (9,940,981)
                                                                      ----------------   --------------
                                                                          10,237,304        10,387,610
 Less treasury stock (200,262 shares)                                      (845,892)         (845,892)
                                                                      ----------------   --------------
      Total stockholders' equity                                           9,391,412         9,541,718

Total liabilities and stockholders' equity                          $     50,314,151    $   49,344,388
                                                                      ================   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months ended March 31,
                                                         2001            2002
                                                         ----            ----
                                                     (unaudited)     (unaudited)
Revenue
   Gross revenue                                      14,024,967   $ 10,065,155
    Outside services, at cost                        (1,544,581)      (830,506)
                                                     -----------    ------------
   Net revenue                                        12,480,386      9,234,649

Costs and expenses
   Cost of revenue earned                             10,644,593      7,511,211
                                                      -----------    -----------
Gross profit                                           1,835,793      1,723,438
   Selling, general and administrative expenses          904,103        915,839
                                                      -----------    -----------

Operating income                                         931,690        807,599

 Loss on sale of fixed assets                          (256,403)       (27,687)
 Minority interest in net operations of subsidiary       (1,761)          (417)
 Income (loss) from marketable securities                 95,489        (7,668)
 Interest expense                                      (931,714)      (561,049)
                                                      -----------    -----------

Income (loss) before provision for income taxes        (162,699)       210,778

Provision for income tax expense (benefit)              (61,012)        79,198
                                                       -----------   -----------

Net income (loss)                                     $(101,687)    $   131,580
                                                     ============   ============


Share data:
   Basic income (loss) per share                           (.02)    $       .03
                                                     ============   ============
   Diluted income (loss) per share                         (.02)    $       .02
                                                     ============   ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                     Three months ended March 31,
                                                                          2001                2002
                                                                          ----                ----
                                                                      (unaudited)         (unaudited)

Net income (loss)                                                   $    (101,687)       $   131,580

 Unrealized gain (loss) on investments in marketable
    securities net of tax benefit (expense) of $498,957 and
    ($21,452), respectively                                              (831,595)            35,752

Less minority interest                                                      54,677           (1,823)

Share of unrealized loss on marketable securities held by
    Cumberland net of tax expense of $2,158 and $9,123,
    Respectively                                                           (3,596)          (15,204)
                                                                       -------------      ----------

Comprehensive income (loss)                                           $   (882,201)       $  150,305
                                                                       =============     ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three months ended March 31,
                                                                                          2001                 2002
                                                                                          ----                 ----
                                                                                      (unaudited)          (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                              $       (101,687)       $      131,580
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
       Depreciation and amortization of equipment credits                                 1,666,028              656,766
       Gain on sale of marketable securities                                                (95,489)                 -0-
       Minority interest in operations of subsidiary                                          1,761                  417
       Loss on disposal of property and equipment                                           256,403               27,687
       Accrued interest on related party debt                                                15,000               15,000
       Equity in (income) loss of equity investees                                          (58,865)               79,943

Changes in operating assets and liabilities:
   Accounts receivable                                                                    (288,944)             (958,848)
   Costs and estimated earnings in excess of billings on uncompleted contracts              511,296              230,925
   Current and deferred income taxes                                                      (514,380)               44,120
   Other                                                                                  (269,074)                2,208
   Accounts payable                                                                     (1,799,626)              804,101
   Accrued expenses                                                                     (1,676,590)             (466,424)
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                                  875,719              182,327
                                                                                     ---------------      ---------------
Total adjustments                                                                       (1,376,761)              618,222
                                                                                     ---------------      ---------------
Net cash provided by (used in) continuing operations                                    (1,478,448)              749,802


Cash flows from investing activities:
   Proceeds from sale of Apartments                                                       4,636,910                  -0-
   Capital expenditures                                                                    (10,638)             (43,754)
   Proceeds from sale of property and equipment                                           1,513,929            1,052,139
   Cash proceeds on sale of marketable securities                                           926,794                  -0-
   Purchase of marketable securities                                                       (24,142)          (4,114,511)
                                                                                     ---------------      ---------------
Net cash provided by (used in) investing activities                                       7,042,853          (3,106,126)
                                                                                     ---------------      ---------------

Cash flows from financing activities:
   Repayments of long-term debt                                                         (5,496,173)          (1,701,433)
                                                                                     ---------------      ---------------
Net cash provided by (used in) financing activities                                     (5,496,173)          (1,701,433)
                                                                                     ---------------      ---------------

Net increase (decrease) in cash                                                              68,232          (4,057,757)
Cash, beginning of period                                                                 1,299,769            5,861,423
                                                                                     ---------------      ---------------
Cash, end of period                                                               $       1,368,001    $       1,803,666
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

     BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 2001, included in the Company's Form 10-K dated December 31, 2001, as filed with the United States Securities and Exchange Commission.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Kimmins Corp. and its subsidiaries, including TransCor, a 95 percent owned subsidiary. All material intercompany transactions have been eliminated.

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

     The Company's cash account balances are insured by the F.D.I.C. up to $100,000 per bank. The Company's cash balances on deposit exceeded the balance insured by the F.D.I.C. in the amount of $5,023,000 and $1,576,000 at December 31, 2001 and March 31, 2002, respectively.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     MARKETABLE SECURITIES - In accordance with the Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of approximately $4,172,000 as of March 31, 2002. The Company's cost basis in these investments is approximately $4,115,000, and the unrealized gain of approximately $57,000, net of deferred income taxes of approximately $21,000, and the minority interests' share of approximately $1,800 is reported as a separate component of shareholder's equity. Additionally, the Company's allocable share of the unrealized loss on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $33,000, net of deferred income taxes of approximately $12,000. The balance of the unrealized gain (loss) net of deferred taxes is approximately ($5,200) and $13,500 at December 31, 2001 and March 31, 2002, respectively.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

                                                                       December 31,         March 31,
                                                                           2001               2002
                                                                           ----               ----
                                                                                           (unaudited)

      Expenditures on uncompleted contracts                         $     30,940,515    $    61,386,422
      Estimated earnings on uncompleted contracts                          4,102,029          7,750,736
                                                                      ---------------     --------------
                                                                          35,042,544         69,137,158
      Less actual and allowable billings on uncompleted
         Contracts                                                        35,211,704         69,846,023
                                                                      ---------------     ---------------
                                                                           (169,160)           (708,865)
      Recorded claims on completed contracts                               5,725,032          5,851,485
                                                                      ---------------     --------------
                                                                    $      5,555,872    $     5,142,620
                                                                      ===============     ==============
      Costs and estimated earnings in excess of billings on
         uncompleted contracts                                      $      1,095,561    $       738,183
      Billings in excess of costs and estimated earnings on
         uncompleted contracts                                            (1,264,721)        (1,447,048)
                                                                      ----------------    ---------------
                                                                           (169,160)           (708,865)
      Recorded claims on completed contracts                               5,725,032          5,851,485
                                                                      ---------------     --------------
                                                                    $      5,555,872    $     5,142,620
                                                                      ===============     ==============

     As of December 31, 2001 and March 31, 2002, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $5,725,000 and $5,851,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 2001 and March 31, 2002 that were not expected to be collected within twelve months are classified as a non-current asset.

3.   PROPERTY AND EQUIPMENT HELD FOR SALE

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty-contracting segment, the Company decided to sell its transportable incineration system. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company. As of March 31, 2002, the Company had received $1,177,500 which has been netted against the carrying value of the asset resulting in $622,500 being included in long-term "property held for sale" at March 31, 2002.

     The Company has a plan to dispose of approximately $2,147,000 (net book value) of construction equipment by the end of the year. The depreciation on these items was stopped at December 31, 2001 and these assets were reclassified as current property held for sale.

     The Company has a receivable of approximately $500,000 which represents proceeds not yet received for equipment sold during the quarter ending March 31, 2001.

     The Company also has real estate for sale in Nashville, Tennessee, which has a net book value of approximately $411,000. This amount is included in long-term "property held for sale" as management does not expect the property to be disposed of within the next twelve months.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PROPERTY AND EQUIPMENT

                                           December 31,           March 31,
                                               2001                 2002
                                               ----                 ----
                                                                 (unaudited)

      Land                              $        1,058,234   $       1,058,234
      Buildings and improvements                 2,891,804           2,891,804
      Construction equipment                    24,341,962          25,133,245
      Furniture and fixtures                       550,340             576,309
      Construction in progress                         -0-              15,072
                                          -----------------    ----------------
                                                28,842,340          29,674,664
      Less accumulated depreciation            (17,057,161)        (18,290,861)
                                          -----------------    ----------------
      Net property and equipment        $       11,785,179   $      11,383,803
                                          =================    ================

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense was approximately $1,558,000 and $828,000 for the three months ended March 31, 2001 and 2002, respectively.


5.   INVESTMENT IN CUMBERLAND TECHNOLOGIES, INC.

     The  Company's  31 percent  investment  in  Cumberland  Technologies,  Inc.
(Cumberland) is accounted for using the equity method of accounting. On acquisition, the amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and, prior to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, was amortized over a period of twenty years. The unamortized remaining goodwill balance at March 31, 2002 was approximately $2,472,000.

     As of December 31, 2001 and March 31, 2002,  the  Company's  balance in its
equity  method  investment  in  Cumberland  was  approximately   $4,927,000  and
$4,823,000, respectively.

     The Company has evaluated the balance in its equity investment in Cumberland at March 31, 2002. Under the tests outlined in FAS-121, the Company believes that evaluating the fair value of the investment in the "quoted market price in active markets" is not an accurate test of the fair value, due to the extremely low trading volume of the stock. FAS-121 also identifies using "estimates based on valuation techniques to determine the fair value." The Company evaluated the fair value of its investment in Cumberland using some of these techniques. This evaluation supported the current fair value. The company also considered Cumberland's historical financial performance as well as their future projected income levels. The Company has the intent to retain its investment in Cumberland for the long-term. At March 31, 2002, the Company believes that there should be no value adjustment to the carrying value of the Cumberland investment.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.     LONG-TERM DEBT

                                                                             December 31,        March 31,
                                                                                 2001               2002
                                                                                 ----               ----
                                                                                                (unaudited)
Notes payable, principal and interest payable in eleven monthly payments of $500,000 and one monthly payment of $1,500,000 each year plus a balloon payment due upon maturity at October 7, 2006,
   of $835,830, interest at 8.10%, collateralized by equipment.           $     28,521,545   $     26,898,478

Notes payable, principal and interest payable in monthly installments through October 2003, interest at varying rates up to 9.3%,
   collateralized by equipment.                                                     66,147             61,008

Mortgage notes, principal and interest payable in monthly
   installments through December 1, 2004, interest at varying rates up to prime plus 1.25%, collateralized by land and
   buildings.  The interest rate at March 31, 2002 is 6.00%.                     1,154,319          1,081,092
                                                                            ---------------    ---------------

Total debt                                                                      29,742,011         28,040,578
Less current portion                                                           (5,138,682)        (4,551,650)
                                                                            --------------     ---------------

Net long-term debt                                                        $    24,603,329    $     23,488,928
                                                                            ==============     ===============

     The Company's outstanding letter of credit facility of approximately $430,000 required by its insurance carrier is secured by a restricted cash account at a local financial institution. At December 31, 2001 and March 31, 2002, there were no borrowings outstanding against the letter of credit facility.

     At December 31, 2001, the Company had $500,000 related party debt due to Francis M. Williams that was in the form of a demand note and was classified as a current liability. After year end an addendum was signed by the holder that agreed not to demand payments until January 1, 2004; therefore, at the three months ended March 31, 2002 this amount has been included as non-current related party debt. This note bears interest at 6.0%.

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

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

8.   EARNINGS (LOSS) PER SHARE

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                                Three months ended March 31,
                                                                     2001             2002
                                                                     ----             ----
                                                                  (unaudited)     (unaudited)
Numerator:
---------
Income (loss) from continuing operations                       $     (101,687)   $      131,580
Adjustment for basic and diluted earnings per share                        -0-            -0-
                                                                 --------------    -------------
Numerator for basic and diluted earnings per share
   Income (loss) available to common stockholders              $     (101,687)   $      131,580
                                                                 ==============    =============

Denominator:
-----------
Denominator for basic earnings per share -
   Weighted-average shares                                           4,872,135        4,872,135
Effective of dilutive securities:
Stock options                                                              -0-           70,776
Convertible preferred stock                                                -0-        1,666,569
                                                                 --------------    -------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                   4,872,135        6,609,480
                                                                 ==============    =============


Basic income (loss) per share                                  $         (.02)    $         .03
                                                                 ==============    =============
Diluted income (loss) per share                                $         (.02)    $         .02
                                                                 ==============    =============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2002

     Net revenue for the three months ended March 31, 2002 decreased 26 percent to approximately $9,235,000 from $12,480,000 for the three months ended March 31, 2001. The decrease is due primarily to the contraction of the Company's demolition services ($3,747,000 decrease in net revenue), and other services ($18,000 decrease in net revenue). These decreases were somewhat offset by increases in the Company's mining services ($393,0000 increase in net revenue), and utility services ($127,000 increase in net revenue).

     Outside services, which largely represent subcontractor costs decreased as a percentage of net revenue to approximately 9% for the three months ended March 31, 2002 from approximately 12% for the three months ended March 31, 2001. The Company will use the services of a subcontractor when it determines that an economic opportunity exists versus internally providing the services. The Company's decrease in the services of subcontractors during the first quarters of 2002 as compared to 2001 is due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the first quarter of 2002 decreased to approximately 81% from 85% for the same period in 2001. As a result, gross profit for the first quarter of 2002 was $1,723,000 (19% of net revenue) compared to $1,836,000 (15% of net revenue) for the first quarter of 2001. The decrease in the dollar amount of gross margin is primarily associated with demolition services ($847,000 decrease in gross margin), and other services ($9,000 decrease in gross margin). These increases were somewhat offset by increases in gross margin of utility services ($730,000 increase in gross margin), and mining services ($12,000 increase in gross margin).

     During the three months ended March 31, 2002, selling, general and administrative expenses increased to $916,000 (10% of net revenue) from $904,000 (7% of net revenue) for the three months ended March 31, 2001. The dollar and percentage increase was primarily attributable to equity in earnings of equity investees which decreased from approximately $93,000 income to $80,000 loss during the first three months of 2001 and 2002, respectively.

     During the first quarter 2001 and 2002, the Company incurred a loss on the sale of excess heavy construction equipment of approximately $256,000 and $28,000, respectively.

     Minority  interest in net income  (loss) of  subsidiary  was  approximately
($1,800) and ($500) for the three months ended March 31, 2001 and 2002, respectively.

     Investment income (loss) from marketable securities was approximately $95,000 and ($8,000) for the first quarters of 2001 and 2002 respectively.

     Interest expense, net of interest income decreased to approximately $561,000 during the three months ended March 31, 2002 compared to $932,000 for the three months ended March 31, 2001. The decrease is primarily attributable to reductions in the outstanding debt balance.

     As a result of the foregoing, the income before provision for income taxes for the three months ended March 31, 2002 was approximately $211,000 (2% of net revenue) compared to net loss before provision for income taxes of $163,000 (1% of net revenue) during the same period in 2001.

     The Company's effective tax rate was 37.5% for the three months ended March 31, 2001 and 2002 respectively.

     As a result of the forgoing, the Company recognized net income for the three months ended March 31, 2002 of approximately $131,580 (1% of net revenue) as compared with net loss of approximately $102,000 (1% of net revenue) for the same period during 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities was approximately $1,478,000 during the three months ended March 31, 2001 and cash provided by operating activities was approximately $750,000 during the three months ended March 31, 2002. During the first quarter of 2002, increases in accounts payable and decreases in
underbillings   were  the  primary   reasons  for  cash  provided  by  operating
activities.

     The Company had capital expenditures during the three months ended March 31, 2001 and 2002 of approximately $11,000 and $44,000, respectively. The Company had proceeds from the sale of equipment during the three months ended March 31, 2001 and 2002 of approximately $1,514,000 and $1,052,000, respectively.

     Net cash provided by investing activities was $7,043,000 during the three months ended March 31, 2001 and net cash used by investing activities was approximately $3,106,000 for the three months ended March 31, 2002. During the first quarter of 2002, the Company purchased approximately $4,115,000 of marketable securities.

     Net cash used in financing activities was approximately $5,496,000 and $1,701,000 during the first quarter of 2001 and 2002, respectively. This amount is attributable to repayments of long-term debt.

     The Company's ratio of debt to equity was 3.3 and 3.1 at December 31, 2001 and March 31, 2002, respectively. The decrease in debt is primarily due to the debt paydowns exceeding new debt and the increase in stockholders' equity is primarily related to the increase in the unrealized gain on marketable securities.

     During the three months ended March 31, 2001 and 2002, the Company's average contract and trade receivables less retainage were outstanding for 83 and 75 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payments.

     The Company's current bonding capacity for qualification purposes is $15,000,000 for an individual project and $30,000,000 in the aggregate.
Historically, the Company has obtained surety bond support for individual projects in the $53,000,000 range while the aggregate approached $100,000,000. However, bonding coverage is not guaranteed on projects up to the above limits because each project has its own distinct and separate bond requirements and it is customary for surety bonding companies to underwrite each surety obligation individually. Management believes that bonding coverages are adequate for the size and scope of projects being performed.

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

     These statements were adopted by the Company on January 1, 2002. Goodwill amortization ceased as of December 31, 2001, and the Company will be required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indictors arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. The valuation of this goodwill will be subject to an impairment test at the date of adoption. The Company will complete the first step of the impairment test by June 30, 2002 and, if necessary, will complete the second step by December 31, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company will adopt SFAS No. 144 on January 1, 2002. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the notes to the consolidated financial statements. We believe that our following accounting policies fit this definition:

Revenue  Recognition:  Percentage-of-Completion  Method--
Kimmins' significant accounting policies are described in Note B to the consolidated financial statements included in Item 8 of the December 31, 2001 Form 10-K. Kimmins believes its most critical accounting policy is revenue recognition from long-term contracts for which Kimmins uses the percentage-of-completion method of accounting. Percentage of completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States and accordingly the method used for revenue recognition within Kimmins' industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the consolidated balance sheets.

Cost and estimated earnings in excess of billings on uncompleted contracts reflected on the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Costs and estimated earnings in excess of billings on uncompleted contracts also includes amounts Kimmins seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs. Such amounts are recorded at estimated net realizable value. Due to uncertainties inherent within estimates employed to apply percentage-of-completion accounting, it is possible that estimates will be revised as project work progresses. Application of percentage of completion accounting requires that the impact of those revised estimates be reported in the consolidated financial statements prospectively.

A number of factors relating to our business affect the recognition of contract revenue. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing approvals, labor availability, governmental regulation and politics, may also affect the progress and estimated cost of a project's completion and thus the timing of income and revenue recognition. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is reasonably assured. We believe that our operating results should be evaluated over a relatively long term horizon during which major contracts are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized.

Some of our contracts provide for termination of the contract for the convenience of the client. In the event a contract would be terminated at the convenience of the client prior to completion, we will typically be compensated for progress up to the time of termination and any termination costs. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances that are within our control.

Litigation:
Management's current estimated range of liability related to some of the pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Accounting for income taxes:
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During 2002, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. As of March 31, 2002, the Company has debt of approximately $29,742,000 of which $28,588,000 has a fixed interest rate. The remaining debt of $1,154,000 has variable interest rates. However, an increase in the rates of 1% would have an effect of only $18,000, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market interest rate risk is not material. As of March 31, 2002, the Company's 95% owned subsidiary TransCor, held available-for-sale, marketable equity securities of publicly traded companies having a market value of approximately $4,172,000. These securities are subject to price risk.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     The Company is involved in various legal actions and claims ongoing in the ordinary course of its business. After taking into consideration legal counsel's evaluation of such actions and claims, management is of the opinion that their outcome will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits.

          3.1 Articles of Incorporation (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed with the SEC on August 16, 1999).

          3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 10-Q filed with the SEC on October 19, 1999).

          10.1      Promissory  Note dated  December 28, 2001 payable to Francis
                    M. Williams in the original principal amount of $500,000.

          10.2      Addendum to Promissory Note dated as of May 7, 2002.

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




                                   KIMMINS CORP.


                                   By:  /s/ Francis M. Williams
                                      ------------------------------------------
                                       Francis M. Williams
                                       President and Chief Executive Officer


May 14, 2002

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 14, 2002.




Date: May 14, 2002                /s/ Francis M. Williams
                                  ---------------------------------------
                                  Francis M. Williams
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date: May 14, 2002                /s/ Karl Burgin
                                   ---------------------------------------
                                   Karl Burgin
                                   Vice President and Chief Financial Officer
                                   (Principal    Accounting    and    Financial
                                   Officer)

1470322