Form 10-Q
period 2002-06-30
KIMMINS CORP/DE
filed 2002-08-14
CIK 811562

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ---------------------------------
                                    FORM 10-Q

[Mark One]

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____.

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

As of August 12, 2002, there were outstanding 4,872,135 shares of common stock and 1,666,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 12, 2002 was $515,493.

--------------------------------------------------------------------------------

                                  KIMMINS CORP.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                              PAGE

     Item 1. Consolidated  balance sheets at December 31, 2001 and June 30, 2002
          (unaudited)                                                                          3

          Consolidated (unaudited) statements of operations for the three months
               ended June 30, 2001 and 2002                                                    5

          Consolidated (unaudited) statements of comprehensive  income for the
               three months ended June 30, 2001 and 2002                                       6

          Consolidated (unaudited) statements of  operations  for the six months
               ended June 30, 2001 and 2002                                                    7

          Consolidated (unaudited) statements  of  comprehensive  income for the
               six months ended June 30, 2001 and 2002                                         8

          Consolidated (unaudited) statements  of cash flows for the six months
               ended June 30, 2001 and 2002                                                    9

          Notes to consolidated financial statements                                          10

     Item 2.  Management's  discussion  and analysis of financial  condition and
          results of operations                                                               17

     Item 3. Quantitative and qualitative disclosures about market risk                       22

PART II. OTHER INFORMATION

     Item 1. Legal proceedings                                                                22

     Item 2. Changes in securities                                                            22

     Item 3. Defaults upon senior securities                                                  22

     Item 4. Submission of matters to a vote of security holders                              22

     Item 5. Other information                                                                22

     Item 6. Exhibits and reports on Form 8-K                                                 22

          Signatures                                                                          24


                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        December 31,           June 30,
                                                                            2001                 2002
                                                                      -----------------    -----------------
                                                                                             (unaudited)
Current assets:
   Cash and cash equivalents including restricted cash of
     $445,740 and $448,978 as of December 31, 2001
     and June 30, 2002, respectively                                   $     5,861,423      $     2,966,665
   Marketable securities                                                           -0-            4,698,800
   Accounts receivable, net
     Contract and trade                                                      8,032,980            9,800,617
     Affiliate receivable                                                       49,450               76,516
     Income tax refundable                                                     207,311              260,035
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                   1,095,561              587,584
   Deferred income taxes                                                     1,136,948            1,044,496
   Property and equipment held for sale                                      3,440,570              592,311
   Other current assets                                                        806,487              682,077
                                                                      -----------------    -----------------

        Total current assets                                                20,630,730           20,709,101
                                                                      -----------------    -----------------


Property and equipment, net                                                 11,785,179           12,532,936
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                     5,725,032            4,045,176
Accounts receivable, net contract and trade                                  1,228,429              528,176
Deferred income taxes                                                        4,380,106            4,504,460
Property and equipment held for sale                                         1,033,182              624,176
Note receivable - affiliate                                                    604,055              604,055
Investment in Cumberland Technologies, Inc. - affiliate                      4,927,438            4,578,958
                                                                      -----------------    -----------------

        Total assets                                                   $    50,314,151      $    48,127,038
                                                                      =================    =================

                  The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,          June 30,
                                                                             2001                2002
                                                                        --------------      ---------------
                                                                                              (unaudited)
Current liabilities:
   Accounts payable - trade                                              $  4,420,104        $   5,017,403
   Accounts payable - affiliate                                               162,340                  -0-
   Accrued expenses                                                         2,835,202            2,684,338
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                  1,264,721            2,171,719
   Current portion of long-term debt                                        5,138,682            4,470,481
   Related party debt                                                         500,000                  -0-
                                                                        --------------      ---------------
        Total current liabilities                                          14,321,049           14,343,941

Long-term debt                                                             24,603,329           21,945,851
Related party debt                                                            560,000            1,090,000
                                                                        --------------      ---------------
        Total liabilities                                                  39,484,378           37,379,792
                                                                        --------------      ---------------
Commitments and contingencies (Note 9)

Minority interest in subsidiary                                             1,438,361            1,426,602

Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares
     authorized; 5,072,397 shares issued and 4,872,135
     outstanding, respectively                                                  5,072                5,072
   Class B common stock, $.001 par value; 10,000,000
     shares authorized; 2,291,569 shares issued and
     1,666,569 outstanding, respectively                                        1,667                1,667
   Preferred stock, $.001 par value; 10,000 shares
     authorized; -0- shares issued and outstanding,
      respectively                                                                -0-                  -0-
   Capital in excess of par value                                          20,308,312           20,308,312
   Unrealized loss on securities (net of tax)                                  (5,186)            (225,657)
   Retained earnings (deficit)                                            (10,072,561)          (9,922,858)
                                                                        --------------      ---------------
                                                                           10,237,304           10,166,536
   Less treasury stock, at cost (200,262 shares)                             (845,892)            (845,892)
                                                                        --------------      ---------------

     Total stockholders' equity                                             9,391,412            9,320,644
                                                                        --------------      ---------------

     Total liabilities and stockholders' equity                          $ 50,314,151        $  48,127,038
                                                                        ==============      ===============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Three months ended June 30,
                                                                                 2001                  2002
                                                                            --------------      ----------------
                                                                             (unaudited)            (unaudited)
Revenue
   Gross revenue                                                             $ 13,907,735        $   13,891,682
    Outside services, at cost                                                  (1,553,885)           (1,318,660)
                                                                            --------------      ----------------
   Net revenue                                                                 12,353,850            12,573,022

Costs and expenses
   Cost of revenue earned                                                      11,570,624            10,863,216
                                                                            --------------      ----------------

Gross profit                                                                      783,226             1,709,806
Selling, general and administrative expenses                                      977,540               861,810
                                                                            --------------      ----------------

Operating income (loss)                                                          (194,314)              847,996

Loss on investment in Cumberland                                                  (32,955)             (291,867)
Gain (loss) on sale of fixed assets                                              (965,434)               29,036
Minority interest in net operations of subsidiary                                 274,476                  (455)
Loss from marketable securities                                                (6,636,919)              (13,795)
Interest expense                                                                 (850,540)             (541,677)
                                                                            ---------------     -----------------

Income (loss) before provision for income taxes (benefit)                      (8,405,686)               29,238

Provision for income taxes (benefit)                                           (3,152,131)               11,115
                                                                            --------------      ----------------

Net income (loss)                                                            $ (5,253,555)       $       18,123
                                                                            ==============      ================

Share data:
   Basic income (loss) per share                                             $      (1.08)       $          .00
                                                                            ==============      ================
   Diluted income (loss) per share                                           $      (1.08)       $          .00
                                                                            ==============      ================

                  The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                         Three months ended June 30,
                                                                           2001                2002
                                                                       --------------      --------------
                                                                        (unaudited)         (unaudited)

Net income (loss)                                                       $ (5,253,555)       $     18,123

 Unrealized gain (loss) on investments on marketable
     securities, net of tax expense (benefit) of $3,117,935
     and $(170,062), respectively                                          5,196,561            (283,437)

Less minority interest                                                      (341,674)             14,455

Unrealized gain (loss) on marketable securities held by
     Cumberland, net of tax expense (benefit) of $2,158 and
     ($17,871), respectively                                                  34,957              29,786
                                                                       --------------      --------------

Comprehensive income (loss)                                             $   (363,711)       $   (221,073)
                                                                       ===============     ==============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Six months ended June 30,
                                                                                 2001                   2002
                                                                            ---------------      ---------------
                                                                              (unaudited)           (unaudited)
Revenue
   Gross revenue                                                             $  27,932,703        $  23,956,837
   Outside services, at  cost                                                   (3,098,466)          (2,149,166)
                                                                            ---------------      ---------------
   Net revenue                                                                  24,834,237           21,807,671

Costs and expenses
   Cost of revenue earned                                                       22,215,219           18,374,427
                                                                            ---------------      ---------------

Gross profit                                                                     2,619,018            3,433,244
   Selling, general and administrative expenses                                  1,937,724            1,697,706
                                                                            ---------------      ---------------

Operating income                                                                   681,294            1,735,538

Income (loss) on investment in Cumberland                                           23,127             (371,810)
Gain (loss) on sale of fixed assets                                             (1,221,837)               1,349
Minority interest in net operations of subsidiary                                  272,715                 (872)
Loss from marketable securities                                                 (6,541,430)             (21,463)
Interest expense                                                                (1,782,254)          (1,102,726)
                                                                            ---------------      ---------------

Income (loss) before provision for income taxes (benefit)                       (8,568,385)             240,016
Provision for income taxes (benefit)                                            (3,213,143)              90,313
                                                                            ---------------      ---------------

Net income (loss)                                                            $  (5,355,242)       $     149,703
                                                                            ===============      ===============

Share data:
   Basic income (loss) per share from continuing operations                  $       (1.10)       $         .03
                                                                            ===============      ===============
   Diluted income (loss) per share from continuing operations                $       (1.10)       $         .02
                                                                            ===============      ===============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                          Six months ended June 30,
                                                                           2001                2002
                                                                       --------------      --------------
                                                                        (unaudited)         (unaudited)

Net income (loss)                                                       $ (5,355,242)       $    149,703

Unrealized gain (loss) on marketable securities, net of tax
   expense (benefit) of $2,168,980 and $(148,610),
   respectively                                                            4,364,966            (247,684)

Less minority interest                                                      (286,997)             12,632

Unrealized gain on marketable securities held by
   Cumberland, net of tax benefit of $18,817 and
   $8,749, respectively                                                       31,361              14,582
                                                                       --------------      --------------

Comprehensive income (loss)                                             $ (1,245,912)       $    (70,767)
                                                                       ==============      ==============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six months ended June 30,
                                                                                          2001                 2002
                                                                                     ---------------      ---------------
                                                                                      (unaudited)          (unaudited)
Cash flows from operating activities:
   Net income (loss) from continuing operations                                       $  (5,355,242)       $     149,703
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
     Depreciation and amortization                                                        3,026,900            1,417,179
     Gain on sale of marketable securities                                                 (180,000)                 -0-
     Minority interest in operations of subsidiary                                         (272,715)                 872
     (Gain) loss on disposal of property and equipment                                    1,221,837               (1,349)
     Accrued interest on related party debt                                                  30,000               30,000
     Equity in losses (earnings) of equity investees                                        (67,118)             262,361
     Net unrealized holding losses                                                        6,722,000                  -0-
Changes in operating assets and liabilities:
   Accounts receivable                                                                      823,963           (1,094,450)
   Costs and estimated earnings in excess of billings on uncompleted
       contracts                                                                          2,728,535            2,187,833
   Current and deferred income taxes                                                     (3,939,881)             193,348
   Other                                                                                   (226,771)             124,410
   Accounts payable                                                                        (856,365)             434,959
   Accrued expenses                                                                      (2,612,489)            (150,864)
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                                  455,002              906,998
                                                                                     ---------------      ---------------
Total adjustments                                                                         6,852,898            4,311,298
                                                                                     ---------------      ---------------
Net cash provided by continuing operations                                                1,497,656            4,461,000

Cash flows from investing activities:
   Proceeds from sale of Apartments                                                       4,636,910                  -0-
   Capital expenditures                                                                     (33,801)             (62,800)
   Proceeds from sale of property and equipment                                           3,866,873            1,127,814
   Proceeds on sale of marketable securities                                              1,153,584                  -0-
   Purchase of marketable securities                                                        (90,670)          (5,095,094)
                                                                                     ---------------      ----------------
Net cash provided (used) by investing activities                                          9,532,896           (4,030,080)
                                                                                     ---------------      ----------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                             137,318                  -0-
   Repayments of long-term debt                                                         (10,991,073)          (3,325,678)
                                                                                     ----------------     ----------------
Net cash used by financing activities                                                   (10,853,755)          (3,325,678)
                                                                                     ----------------     ----------------

Net increase (decrease) in cash                                                             176,797           (2,894,758)
Cash, beginning of period                                                                 1,299,769            5,861,423
                                                                                     ---------------      ---------------
Cash, end of period                                                                   $   1,476,566        $   2,966,665
                                                                                     ===============      ===============

Supplemental cash flows disclosure:
   Cash paid for interest                                                             $   1,855,531        $     967,840
   Cash paid for income taxes                                                         $         -0-        $         -0-

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

     Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 2001, included in the Company's Form 10-K dated December 31, 2001, as filed with the United States Securities and Exchange Commission.

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

     The Company's cash account balances are insured by the F.D.I.C. up to $100,000 per bank. The Company's cash balances on deposit exceeded the balance insured by the F.D.I.C. in the amount of $5,023,000 and $3,318,000 at December 31, 2001 and June 30, 2002, respectively.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Marketable securities - In accordance with the Statement of Financial Accounting Standards No. 115. "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of approximately $4,699,000 as of June 30, 2002. The Company's cost basis in these investments is approximately $5,095,000 and the unrealized loss is approximately $235,000 (net of deferred income taxes benefit of approximately $149,000 and the minority interests' share of approximately $13,000). Additionally, the Company's allocable share of the unrealized gain on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $9,000, net of deferred income taxes of approximately $6,000 for the six months ended June 30, 2002. The balance of the unrealized loss net of deferred taxes is approximately $5,000 and $226,000 at December 31, 2001 and June 30, 2002, respectively.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Costs and estimated earnings in excess of billings on uncompleted contracts

                                                                       December 31,          June 30,
                                                                           2001                2002
                                                                     ----------------    ---------------
                                                                                          (unaudited)

Expenditures on uncompleted contracts                                 $   30,940,515      $  34,613,522
Estimated earnings on uncompleted contracts                                4,102,029          4,811,907
                                                                     ----------------    ---------------
                                                                          35,042,544         39,425,429

Less actual and allowable billings on uncompleted contracts               35,211,704         41,009,564
                                                                     ----------------    ----------------
                                                                            (169,160)        (1,584,135)
Recorded claims on completed contracts                                     5,725,032          4,045,176
                                                                     ----------------    ---------------
                                                                      $    5,555,872      $   2,461,041
                                                                     ================    ===============

Costs and estimated earnings in excess of billings on
 uncompleted contracts                                                $    1,095,561      $     587,584
Billings in excess of costs and estimated earnings on
 uncompleted contracts                                                    (1,264,721)        (2,171,719)
                                                                     ----------------    ---------------
                                                                            (169,160)        (1,584,135)

Recorded claims on completed contracts                                     5,725,032          4,045,176
                                                                     ----------------    ---------------
                                                                      $    5,555,872      $   2,461,041
                                                                     ================    ===============

     As of December 31, 2001 and June 30, 2002, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $5,725,000 and $4,045,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year. The portions at December 31, 2001 and June 30, 2002 that were not expected to be collected within twelve months are classified as a non-current asset.

3.   Property and equipment held for sale

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty-contracting segment, the Company decided to sell its transportable incineration system. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company. As of June 30, 2002, the Company has received $1,177,500 which has been netted against the carrying value of the asset resulting in approximately $622,500 being included in non-current property and equipment held for sale at June 30, 2002.

     As of December 31, 2001, the Company had planned to dispose of various construction equipment and classified these items as held for sale. Due to unanticipated equipment needs, a portion of the unsold assets were placed back in service in the second quarter of 2002. As of June 30, 2002, the Company has approximately $171,000 of construction equipment held for sale.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Property and equipment held for sale at June 30, 2002 also includes real estate for sale in Nashville, Tennessee, which has a net book value of approximately $411,000. The property is expected to be sold within the next year so it has been classified as a current asset.


4.   Property and equipment

                                                      December 31,            June 30,
                                                          2001                  2002
                                                    -----------------     ------------------
                                                                             (unaudited)

     Land                                            $     1,058,234       $      1,058,235
     Buildings and improvements                            2,891,804              2,891,804
     Construction equipment                               24,341,962             31,037,133
     Furniture and fixtures                                  550,340                576,308
     Construction in progress                                    -0-                 22,916
                                                    -----------------     ------------------
                                                          28,842,340             35,586,396
      Less accumulated depreciation                      (17,057,161)           (23,053,460)
                                                    -----------------     -------------------

     Net property and equipment                      $    11,785,179       $     12,532,936
                                                    =================     ==================

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense, net of equipment credit amortization, was approximately $2,877,000 and $1,759,000 for the six months ended June 30, 2001 and 2002, respectively.

5.   Investment in Cumberland Technologies, Inc.

     Cumberland - The Company's 31 percent investment in Cumberland Technologies, Inc. (Cumberland) is accounted for using the equity method of accounting. On acquisition, the amount of $3,300,000 in excess of the underlying equity was attributed to goodwill and, prior to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, was amortized over a period of twenty years. The unamortized remaining goodwill balance at June 30, 2002 was approximately $2,472,000. At December 31, 2001 and June 30, 2002, respectively, the Company did not have any other intangible assets.

     As of December 31, 2001 and June 30,  2002,  the  Company's  balance in its
equity  method  investment  in  Cumberland  was  approximately   $4,927,000  and
$4,579,000, respectively.

     The Company has evaluated the balance in its equity investment in Cumberland at June 30, 2002. Under the tests outlined in FAS-121, the Company believes that evaluating the fair value of the investment in the "quoted market price in active markets" is not an accurate test of the fair value, due to the extremely low trading volume of the stock. FAS-121 also identifies using "estimates based on valuation techniques to determine the fair value." The Company evaluated the fair value of its investment in Cumberland using some of these techniques. The company also considered Cumberland's historical financial performance as well as their future projected income levels. The Company has the intent to retain its investment in Cumberland for the long-term. The Company has completed the first step in evaluating the fair market value of its investment in Cumberland. Based on this initial evaluation, the Company believes that there is the potential for significant impairment in the investment. The impairment, if any, will be determined and the carrying value of the investment will be adjusted by December 31, 2002.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The  following  proforma  disclosure   reconciles  net  income  (loss),  as
presented on the accompanying condensed consolidated statements of operations, excluding the effect of goodwill amortization:

                                             Three months ended June 30,             Six months ended June 30,
                                                2001               2002              2001                 2002
                                           ---------------      ------------    ----------------      --------------
Reported net income (loss)                  $  (5,253,555)       $   18,123      $   (5,355,242)       $    149,703
Goodwill amortization                              41,208               -0-              82,416                 -0-
                                           ---------------      ------------    ----------------      --------------
   Adjusted net income (loss)               $  (5,212,347)       $   18,123      $   (5,272,826)       $    149,703
                                           ================     ============    ================      ==============

Basic earnings  (loss) per share
Reported net income (loss)                  $       (1.08)       $     0.00      $        (1.10)       $       0.03
                                           ---------------      ------------    ----------------      --------------
Goodwill amortization                                0.01              0.00                0.02                0.00
                                           ---------------      ------------    ----------------      --------------
   Adjusted net income (loss)               $       (1.07)       $     0.00      $        (1.08)       $       0.03
                                           ================     ============    ================      ==============

Diluted earnings (loss) per share
Reported net income (loss)                  $       (1.08)       $     0.00      $        (1.10)       $       0.02
Goodwill amortization                                0.01              0.00                0.02                0.00
                                           ---------------      ------------    ----------------      --------------
   Adjusted net income (loss)               $       (1.07)       $     0.00      $        (1.08)       $       0.02
                                           ================     ============    =================     ==============

6.   Long-term debt

                                                                                December 31,          June 30,
                                                                                    2001                2002
                                                                               --------------    ---------------
                                                                                                  (unaudited)
Notes payable, principal and interest payable in eleven monthly payments of
   $500,000 and one monthly payment of $1,500,000 each year plus a balloon payment due upon maturity of October 2006,
   interest at 8.10%, collateralized by equipment.                              $ 28,521,545      $  25,352,694

Notes payable, principal and interest payable in monthly installments through
   October 2003,interest at varying rates up to 9.3%, collateralized by
   equipment.                                                                         66,147             55,774

Mortgage notes, principal and interest payable in monthly installments through
   December 1, 2004, interest at prime plus 1.25%, collateralized by land and
   buildings. The interest rate at June 2002 is 6.00%.                             1,154,319          1,007,864
                                                                               --------------    ---------------

Total debt                                                                        29,742,011         26,416,332
Less current portion                                                              (5,138,682)        (4,470,481)
                                                                               --------------    ---------------
Net long-term debt                                                              $ 24,603,329      $  21,945,851
                                                                               ==============    ===============

     The Company's outstanding letter of credit facility of approximately $430,000 required by its insurance carrier is secured by a restricted cash account at a local financial institution. At December 31, 2001 and June 30, 2002, there were no borrowings outstanding against the letter of credit facility.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

     The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001, none of which has been issued. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Earnings (loss) per share

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three months ended June 30,
                                                                        2001             2002
                                                                   ---------------   -------------
                                                                    (unaudited)      (unaudited)
Numerator:

Income (loss) from continuing operations                            $ (5,253,555)     $    18,123
Adjustment for basic and diluted earnings per share                          -0-              -0-
                                                                   ---------------   -------------
Numerator for basic and diluted earnings per share -
   Income (loss) available to common stockholders                   $ (5,253,555)     $    18,123
                                                                   ===============   =============

Denominator:

Denominator for basic earnings per share -
   Weighted-average shares                                              4,872,135       4,872,135
Effect of dilutive securities:
Stock options                                                                 -0-             -0-
Convertible Class B common stock                                              -0-       1,666,569
                                                                   ---------------   -------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                      4,872,135       6,538,704
                                                                   ===============   =============


Basic income (loss) per share                                       $       (1.08)    $       .00
                                                                   ===============   =============
Diluted income (loss) per share                                     $       (1.08)    $       .00
                                                                   ===============   =============

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Six months ended June 30,
                                                                        2001             2002
                                                                   ---------------   -------------
                                                                    (unaudited)      (unaudited)
Numerator:

Income (loss) from continuing operations                            $  (5,355,242)    $   149,703
Adjustment for basic and diluted earnings per share                           -0-             -0-
                                                                   ---------------   -------------
Numerator for basic and diluted earnings per share -
   Income (loss) available to common stockholders                   $  (5,355,242)    $   149,703
                                                                   ===============   =============


Denominator:

Denominator for basic earnings per share -
   weighted-average shares                                              4,872,135       4,872,135
Effective of dilutive securities:
Stock options                                                                 -0-          27,049
Convertible Class B common stock                                              -0-       1,666,569
                                                                   ---------------   -------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                      4,872,135       6,565,753
                                                                   ===============   =============


Basic income (loss) per share                                       $       (1.10)    $       .03
                                                                   ===============   =============
Diluted income (loss) per share                                     $       (1.10)    $       .02
                                                                   ===============   =============


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

             COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2001


     Net revenue for the three months ended June 30, 2002 increased 2 percent to approximately $12,573,000 from $12,354,000 for the three months ended June 30, 2001. The increase is due primarily to income of approximately $2,020,000 for a claim settlement in 2002 for a job completed in a prior year. In addition to this was an increase in the Company's mining services ($627,000 increase in net revenue). These increases were somewhat offset by contraction of the company's utility services ($804,000 decrease in net revenue) and demolition services ($1,123,000 decrease in net revenue), as well as other services ($501,000 decrease in net revenue).

     The change in net revenue in the Company's demolition services was a result of not having as many large projects for the three months ended June 30, 2002 as compared to the same period in 2001. Demand for mining services has increased steadily since December 31, 2001, resulting in increased revenue for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The decrease in net revenue for utility services was due to high volume for the three months ended June 30, 2001 and a number of larger jobs not starting until the end of the three months ended June 30, 2002. The changes in net revenue are subject to a variety of market factors resulting in temporary fluctuations for the various services.

     Outside services, which largely represent subcontractor costs decreased as a percentage of net revenue to 10 percent for the second quarter of 2002 from 13 percent for the same period of 2001. The Company will use the services of a subcontractor when it determines that an economic opportunity exists as opposed to internally providing the services. The Company utilized the services of subcontractors to a lesser extent during the second quarter of 2002 than 2001 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned decreased as a percentage of net revenue for the second quarter of 2002 to approximately 86% from 94% for the same period in 2001. Most of the decrease is attributable to a $1,214,000 loss recorded during the second quarter of 2001 on a claim related to a job completed in 1999.

     As a result, gross profit for the second quarter of 2002 was approximately $1,710,000 (14% of net revenue) compared to approximately $783,000 (6% of net revenue) for the second quarter of 2001. The increase in the dollar amount and percentage of gross margin is primarily associated with the $1,214,000 loss reflected as additional cost of sales for a job closed in 1999 based on a claim settlement which was received in 2001. In addition, other changes in gross margin were associated with mining services ($108,000 increase in gross margin). This increase was somewhat offset by decreases in gross margin of utility services ($279,000 decrease in gross margin) and demolition services ($116,000 decrease in gross margin).

     During the three months ended June 30, 2002, selling, general and administrative expenses decreased to approximately $862,000 (7% of net revenue) from $978,000 (8% of net revenue) for the three months ended June 30, 2001. The dollar decrease was attributable to management's continued efforts to contain and reduce administrative and overhead costs as well as reduced revenues.

     Minority interest in net income of subsidiary was approximately $500 for the three months ended June 30, 2002 compared to minority interest in net loss of $274,000 during the same period in 2001.

     Investment loss from marketable securities was $14,000 compared to a loss of approximately $6,637,000 for the second quarters of 2002 and 2001, respectively. The 2001 second quarter loss was primarily a result of the recognition of the $6,036,000 holding loss on the WMI marketable securities and approximately $686,000 in losses on open options held at June 30, 2001.

     Interest expense, net of interest income decreased to approximately $542,000 during the three months ended June 30, 2002 compared to $851,000 for the three months ended June 30, 2001. The decreased interest expense is attributable to significant reductions in the outstanding debt balance.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As a result of the foregoing, income before provision for income taxes for the three months ended June 30, 2002 was approximately $29,000 (0% of net revenue) compared to net loss before provision for income taxes of $8,406,000 (68% of net revenue) during the same period in 2001.

     The Company's effective tax rate was 37.5% for the three months ended June 30, 2002 and June 2001.

     As a result of the foregoing, the Company recognized net income for the three months ended June 30, 2002 of approximately $18,000 (0% of net revenue) as compared with net loss of approximately $5,254,000 (43% of net revenue) for the same period during 2001.


              COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Net  revenue  for  the  six  months  ended  June  30,  2002   decreased  by
approximately  $3,026,000 or 12% to $21,808,000  from  $24,834,000  for the same period in 2001. The decrease is due primarily to contraction of the Company's demolition services ($4,653,000, decrease in net revenue), as well as decreases in utility services ($712,000 decrease in net revenue) and decreases in other services ($831,000 decrease in net revenue). These decreases were somewhat offset by income of approximately $2,020,000 for a claim settlement in 2002 for a job completed in a prior year and by increases in mining services ($1,150,000 increase in net revenue).

     The change in net revenue in the Company's demolition services was a result of not having as many large projects for the six months ended June 30, 2002 as compared to the same period in 2001. Demand for mining services has increased steadily since December 31, 2001, resulting in increased revenue for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in net revenue for utility services was due to high volume for the six months ended June 30, 2002. The changes in net revenue are subject to a variety of market factors resulting in temporary fluctuations for the various services.

     Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 10 percent for the six months ended June 30, 2002, from 12 percent for the same period in 2001. The Company will use the services of a subcontractor when it determines that an economic opportunity exists as opposed to internally providing the services. The Company utilized the services of subcontractors to a lesser extent during 2002 than 2001 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned decreased as a percentage of net revenue for the six months ended June 30, 2002 to 84 percent from 89 percent for the same period in 2001. The primary reason for the decreased cost of revenue is attributable to the recognition of an approximately $1,214,000 loss on a claim settled in July, 2001 related to a job closed in 1999.

     As a result, gross profit for the six months ended June 30, 2002 was approximately $3,433,000 (16 percent of net revenue) compared to $2,619,000 (11 percent of net revenue) for the same period in 2001. The increase in the dollar amount and the percentage of gross margin is primarily associated with the $1,214,000 loss reflected an additional cost of sales for a job closed in 1999 paid on a claim settlement which was recorded in 2001. The increase in the dollar amount and percentage of gross margin is also associated with utility services ($221,000 increase in gross margin) as well as mining services ($172,000 increase in gross margin). These increases were somewhat offset by a decreases in the gross margin for mining services ($793,000).

     During the six months ended June 30, 2002, selling, general and administrative expenses decreased to approximately $1,698,000 (8 percent of net revenue) from $1,938,000 (8 percent of net revenue) for the same period in 2001. The dollar decrease was attributable to management's efforts to contain and reduce administrative and overhead costs as well as reduced revenues.

     Minority interest in net income of subsidiary was approximately $900 for the six months ended June 30, 2002, compared to minority interest in net loss of the subsidiary of $273,000 during the same period in 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interest expense, net of interest income, decreased to approximately $1,103,000 during the six months ended June 30, 2002, compared to $1,782,000 for the same period in 2001. The decrease in interest expense is primarily attributable to significant decreases in the outstanding debt balance.

     Investment loss from marketable securities was approximately $21,000 compared to loss of approximately $6,541,000 for the six months ended June 30, 2002 and 2001, respectively. The change was primarily the result of the recognition of $6,036,000 in holding losses on the WMI marketable securities and approximately $686,000 in losses on open options held at June 30, 2001.

     As a result of the foregoing, income before provision for income taxes for the six months ended June 30, 2002 was approximately $240,000 (1 percent of net revenue) compared to loss before provision for income taxes of approximately $8,568,000 (35 percent of net revenue) during the same period in 2001.

     The Company's effective tax rate was 37.5 percent for the six months ended June 30, 2002 and 2001.

     The Company generated net income of approximately $150,000 (1 percent of net revenue) for the six months ended June 30, 2002 as compared with a net loss from continuing operations of approximately $5,355,000 (22 percent of net revenue) for the same period during 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was approximately $4,461,000 during the six months ended June 30, 2002 compared to approximately $1,498,000 during the six month period ended June 30, 2001.

     The Company had capital expenditures of approximately $63,000 and $34,000 during the six months ended June 30, 2002 and 2001, respectively. During 2001, most capital expenditures were related to the conversion of leases to fixed asset purchases of construction equipment utilized in the Company's specialty contracting operations. Future capital expenditures will be financed by available cash resources, cash flow from operations and available credit resources, as needed. The Company believes that these sources are adequate to fund its operations and meet its commitments at least the next 12 months.

     The table below summarizes the Company's debt at June 30, 2002:

                                                             Payments Due by Period
                                                             ----------------------
                                                         Less than
       Contractual Obligations            Total           1 year          1-3 years          4-5 years
       -----------------------            -----           ------          ---------          ---------
  Debt                                 $26,416,332      $4,470,481       $18,262,075        $3,683,776
  Related Party Debt                   $ 1,090,000      $      -0-        $1,090,000        $      -0-

     Net cash used by investing activities was $4,030,000 for the six months ended June 30, 2002 and net cash provided by investing activities was $9,533,000 during the six months ended June 30, 2001. During the six months ended June 30, 2002 and June 30, 2001, the Company received proceeds of approximately $1,128,000 and $3,867,000, respectively, from the sale of equipment. In addition, the Company received $-0- and $1,154,000 from the sale of marketable securities during the six months ended June 30, 2002 and 2001, respectively. During the first quarter of 2001, the Company also received $4,637,000 from the sale of the Apartments.

     The net cash used by financing activities was approximately $3,326,000 and $10,854,000 for the six months ended June 30, 2002 and 2001, respectively. The majority of these amounts are attributable to significant repayments of long-term debt.

     The Company's ratio of debt to equity was 3.0 and 3.3 at June 30, 2002 and December 31, 2001, respectively. The decrease in debt is primarily due to significant debt paydowns.

     During the six months ended June 30, 2002 and 2001, the Company's average contract and trade receivables less retainage were outstanding for 58 and 57 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payments.

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

     These statements were adopted by the Company on January 1, 2002. Goodwill amortization ceased as of December 31, 2001, and the Company will be required to complete an impairment test of the remaining goodwill balance annually (or more frequently if impairment indictors arise). The Company has not yet determined the financial impact the adoption of these pronouncements will have on its financial position or results of operations. The valuation of goodwill will be subject to an impairment test at the date of adoption. The Company has completed the first step of the impairment test, and will complete the second step by December 31, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 removes goodwill from its scope, as goodwill is addressed in the impairment test described above under SFAS No.
142. The Company adopted SFAS No. 144 on January 1, 2002. The adoption is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

Revenue Recognition: Percentage-of-Completion Method:

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     During 2002, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. As of June 30, 2002, the Company has debt of approximately $27,506,000 of which $26,498,000 has a fixed interest rate. The remaining debt of $1,008,000 has variable interest rates. An increase in the rates of 1% increased the Company's expense by $18,000 per year, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market interest rate risk is not material. As of June 30, 2002, the Company's 95% owned subsidiary TransCor, held available-for-sale, marketable equity securities of publicly traded companies having a market value of approximately $4,699,000. These securities are subject to price risk.


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

     None


Item 5. Other information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

3.1 Articles of Incorporated (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed with the SEC on August 16,
     1999).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 10-Q filed with the SEC on October 19, 1999).

99.1 Certification of period financial reports.

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




                                  KIMMINS CORP.


                                  By: /s/ Francis M. Williams
                                     -------------------------------------------
                                     Francis M. Williams
                                     President and Chief Executive Officer


August 14, 2002


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 14, 2002.




Date:   August 14, 2002           /s/ Francis M. Williams
     ------------------           ----------------------------------------------
                                  Francis M. Williams
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date:   August 14, 2002           /s/ Karl Burgin
     ------------------           ----------------------------------------------
                                  Karl Burgin
                                  Vice President and Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

1497497v3