Form 10-Q
period 2002-09-30
KIMMINS CORP/DE
filed 2002-11-14
CIK 811562

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

               For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____.


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

As of October 31, 2002, there were outstanding 4,872,135 shares of common stock and 1,666,569 shares of Class B common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 7, 2002 was $969,127.
--------------------------------------------------------------------------------

                                  KIMMINS CORP.

                                    FORM 10-Q

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                PAGE

       Item 1.     Consolidated balance sheets at December 31, 2001 and
                     September 30, 2002 (unaudited)                                                3

                   Consolidated (unaudited) statements of operations for the three months
                     ended September 30, 2001 and 2002                                             5

                   Consolidated (unaudited) statements of comprehensive income (loss)
                      for the three months ended September 30, 2001 and 2002                        6

                   Consolidated (unaudited) statements of operations for the nine months
                      ended September 30, 2001 and 2002                                             7

                   Consolidated (unaudited) statements of comprehensive income (loss)
                      for the nine months ended September 30, 2001 and 2002                         8

                   Consolidated (unaudited) statements of cash flows for the nine months
                      ended September 30, 2001 and 2002                                             9

                   Notes to consolidated financial statements                                      10

       Item 2.     Management's discussion and analysis of financial condition and
                       results of operations                                                       16

       Item 3.     Quantitative and qualitative disclosures about market risk                      21

       Item 4.     Controls and procedures                                                         21

PART II.                     OTHER INFORMATION

       Item 1.     Legal proceedings                                                               22

       Item 2.     Changes in securities                                                           22

       Item 3.     Defaults upon senior securities                                                 22

       Item 4.     Submission of matters to a vote of security holders                             22

       Item 5.     Other information                                                               22

       Item 6.     Exhibits and reports on Form 8-K                                                22

                   Signatures                                                                      23


                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  KIMMINS CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          December 31,          September 30,
                                                                              2001                 2002
                                                                      -----------------    ------------------
                                                                                                (unaudited)
Current assets:
   Cash and cash equivalents including restricted cash of
      $445,740 and $450,652 as of December 31, 2001
      and September 30, 2002, respectively                             $     5,861,423       $     1,441,472
   Marketable securities                                                           -0-             4,456,091
   Accounts receivable, net
     Contract and trade                                                      8,032,980             9,469,575
     Affiliates                                                                 49,450                89,733
     Income tax refundable                                                     207,311                83,419
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                  1,095,561               773,769
   Deferred income taxes                                                     1,136,948             1,044,496
   Inventory - scrap                                                               -0-                53,224
   Property and equipment held for sale                                      3,440,570               170,784
   Other current assets                                                        806,487               614,781
                                                                      -----------------    ------------------
        Total current assets                                                20,630,730            18,197,344
                                                                      -----------------    ------------------

Property and equipment, net                                                 11,785,179            11,869,465
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                     5,725,032             4,056,039
Accounts receivable - contract and trade, net                                1,228,429               528,176
Deferred income taxes                                                        4,380,106             5,396,295
Property and equipment held for sale                                         1,033,182             1,034,856
Note receivable - affiliate                                                    604,055               604,055
Investment in Cumberland Technologies, Inc. - affiliate                      4,927,438             1,866,574
                                                                      -----------------    ------------------
        Total assets                                                   $    50,314,151       $    43,552,804
                                                                      =================    ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        December 31,      September, 30,
                                                                            2001               2002
                                                                      ---------------   ---------------
                                                                                (unaudited)
Current liabilities:
Accounts payable - trade                                              $    4,420,104    $    3,669,818
Accounts payable - affiliate                                                 162,340               -0-
Accrued expenses                                                           2,835,202         2,937,947
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                   1,264,721         2,784,038
Current portion of long-term debt                                          5,138,682         4,643,064
Related party debt                                                           500,000               -0-
                                                                      ---------------   ---------------
      Total current liabilities                                           14,321,049        14,034,867

Long-term debt                                                            24,603,329        19,152,579
Related party debt                                                           560,000         1,105,000
Commitments and contingencies (Note 9)                                ---------------   ---------------
      Total liabilities                                                   39,484,378        34,292,446
                                                                      ---------------   ---------------
Minority interest in subsidiary                                            1,438,361         1,414,505
Stockholders' equity:
   Common stock, $.001 par value; 32,500,000 shares
      authorized; 5,072,397 shares issued; 4,872,135 shares
      outstanding, respectively                                                5,072             5,072
   Class  B  common  stock,  $.001  par  value;
       10,000,000  shares  authorized; 2,291,569 shares issued
       and 1,666,569 outstanding, respectively                                 1,667             1,667
   Preferred stock, $.001 par value; 1,000,000 shares authorized;
       -0- shares issued; -0- shares outstanding; respectively                   -0-               -0-
   Capital in excess of par value                                         20,308,312        20,308,312
   Unrealized loss on securities (net of tax)                                 (5,186)        (403,241)
   Retained earnings (deficit)                                           (10,072,561)     (11,220,065)
                                                                      ----------------  ---------------
                                                                          10,237,304         8,691,745
 Less treasury stock (200,262 shares)                                       (845,892)        (845,892)
                                                                      ----------------  ---------------
      Total stockholders' equity                                           9,391,412         7,845,853
                                                                      ----------------  ---------------
Total liabilities and stockholders' equity                             $  50,314,151     $  43,552,804
                                                                      ================  ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three months ended September 30,
                                                                           --------------------------------------
                                                                                 2001                  2002
                                                                           ----------------      ----------------
                                                                             (unaudited)            (unaudited)
Revenue
   Gross revenue                                                            $   9,617,227        $   12,738,306
    Outside services, at cost                                                    (701,641)           (1,047,647)
                                                                           ----------------      ----------------
   Net revenue                                                                  8,915,586            11,690,659

Costs and expenses
   Cost of revenue earned                                                       8,936,115             9,532,280
                                                                           ----------------      ----------------

Gross profit (loss)                                                               (20,529)            2,158,379
Selling, general and administrative expenses                                      954,562               970,694
                                                                           ----------------      ----------------

Operating income (loss)                                                          (975,091)            1,187,685

Loss on sale of fixed assets                                                     (185,057)                 (970)
Minority interest in net operations of subsidiary                                  52,218                   504
Loss on investment in Cumberland                                                 (103,677)             (301,369)
Loss from marketable securities                                                (1,223,928)              (12,674)
Interest expense                                                                 (712,776)             (476,712)
                                                                           ----------------      ----------------

Income (loss) before income taxes and cumulative effect of
   change in accounting principle                                              (3,148,311)              396,464

Provision for income tax expense (benefit)                                     (1,180,617)              148,674
                                                                           ----------------      ----------------
Income (loss) before cumulative effect of change in
   accounting principle                                                        (1,967,694)              247,790

Cumulative effect of change in accounting principle:
   Loss on write-off of the goodwill on Cumberland
      investment, net of tax benefit of $927,000                                      -0-            (1,545,000)
                                                                           ----------------      ----------------
Net loss                                                                    $  (1,967,694)        $  (1,297,210)
                                                                           ================      ================


        The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                           Three months ended September 30,
                                                                          ----------------------------------
                                                                              2001                2002
                                                                          --------------      --------------
                                                                           (unaudited)         (unaudited)

     Net loss                                                             $   (1,967,694)     $  (1,297,210)

      Unrealized loss on investments in marketable securities,
          net of tax benefit of $46,721 and $136,376, respectively               (77,868)          (227,293)

     Less minority interest                                                        5,120             11,592

     Allocable share of unrealized gain on investments
        in marketable securities held by Cumberland                               52,902             38,116
                                                                          --------------      --------------
     Comprehensive loss                                                   $   (1,987,540)     $  (1,474,795)
                                                                          ================    ===============




        The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Nine months ended September 30,
                                                               -------------------------------------
                                                                    2001                   2002
                                                               -----------------    ----------------
                                                                 (unaudited)           (unaudited)

Revenue
   Gross revenue                                               $    37,549,930      $   36,695,143
    Outside services, at cost                                       (3,800,107)         (3,196,813)
                                                               -----------------    ----------------
   Net revenue                                                     33,749,823           33,498,330

Costs and expenses
   Cost of revenue earned                                          31,151,334           27,906,707
                                                               -----------------    ----------------

Gross profit                                                        2,598,489            5,591,623
   Selling, general and administrative expenses                     2,863,316            2,668,395
                                                               ---------------      ----------------

Operating income (loss)                                               (264,827)          2,923,228

 Gain (loss) on sale of fixed assets                                (1,406,894)                379
 Minority interest in net operations of subsidiary                    324,933                 (368)
 Loss on investment in Cumberland                                     (109,520)           (673,179)
 Loss from marketable securities                                    (7,765,358)            (34,137)
 Interest expense                                                   (2,495,030)         (1,579,439)
                                                               -----------------    ----------------

Income (loss) before income taxes and cumulative
   effect of change in accounting principle                        (11,716,696)             636,484

Provision for income tax expense (benefit)                          (4,393,760)             238,988
                                                               -----------------    ----------------
Income (loss) before cumulative effect of change
   in accounting Principle                                          (7,322,936)             397,496

Cumulative effect of change in accounting principle:
   Loss on write-off of the goodwill on Cumberland
      investment, net of tax benefit of $927,000                            -0-          (1,545,000)
                                                               -----------------    -----------------
Net loss                                                       $    (7,322,936)      $   (1,147,504)
                                                               =================    =================


        The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                              Nine months ended September 30,
                                                                            -----------------------------------
                                                                                2001                2002
                                                                            ---------------     ---------------
                                                                             (unaudited)         (unaudited)

     Net loss                                                               $  (7,322,936)      $  (1,147,504)

      Unrealized gain (loss) on investments in marketable
         securities, net of $2,572,259  tax expense and
         $284,986 tax benefit, respectively                                     4,287,098            (474,977)

     Less minority interest                                                      (281,877)             24,224

     Allocable share of unrealized gain (loss) on investments
        in marketable securities held by Cumberland                                84,263              52,697
                                                                            ---------------     ---------------
     Comprehensive loss                                                     $  (3,233,452)      $  (1,545,560)
                                                                            ===============     ===============



        The accompanying notes are an integral part of these consolidated financial statements.

                                  KIMMINS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine months ended September 30,
                                                                    -----------------------------------
                                                                        2001                 2002
                                                                    --------------       --------------
                                                                     (unaudited)          (unaudited)
Cash flows from operating activities:
   Net loss                                                        $   (7,322,936)       $  (1,147,504)
   Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
     Depreciation and amortization                                      4,250,200            2,151,674
     Loss on sale of marketable securities                                  3,898                  -0-
     Minority interest in operations of subsidiary                       (324,933)                 368
     (Gain) Loss on disposal of property and equipment                  1,406,894                 (379)
     Accrued interest on related party debt                                45,000               45,000
     Cumulative effect of change in accounting principle                      -0-            1,545,000
     Equity in losses (earnings) of equity investees                       (4,649)             673,179
     Net unrealized holding losses                                      7,761,460                  -0-
Changes in operating assets and liabilities:
   Accounts receivable                                                  1,488,834             (776,625)
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                             2,627,678            1,990,785
   Current and deferred income taxes                                   (4,228,141)             203,407
   Other                                                                 (231,589)             315,598
   Accounts payable                                                      (316,993)            (912,626)
   Accrued expenses                                                    (2,164,725)             102,745
   Other current liabilities                                               23,000                  -0-
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                473,281            1,519,317
                                                                    --------------       --------------
Total adjustments                                                      10,809,215            6,857,443
                                                                    --------------       --------------
Net cash provided by operating activities                               3,486,279            5,709,939
                                                                    --------------       --------------

Cash flows from investing activities:
   Proceeds from sale of Apartments                                     4,636,910                  -0-
   Capital expenditures                                                   (47,646)            (123,947)
   Proceeds from sale of property and equipment                         4,191,645            1,156,479
   Cash proceeds on sale of marketable securities                       1,282,425                  -0-
   Purchase of marketable securities                                     (429,750)          (5,216,054)
                                                                    --------------       ---------------
Net cash provided (used) by investing activities                        9,633,584           (4,183,522)
                                                                    --------------       ---------------
Cash flows from financing activities:
   Proceeds from long-term debt                                           987,318                  -0-
   Repayments of long-term debt                                       (13,998,209)          (5,946,368)
                                                                    ---------------      ---------------
Net cash used in financing activities                                 (13,010,891)          (5,946,368)
                                                                    ---------------      ---------------

Net increase (decrease) in cash                                           108,972           (4,419,951)
Cash, beginning of period                                               1,299,769            5,861,423
                                                                    ---------------      ---------------
Cash, end of period                                                 $   1,408,741        $   1,441,472
                                                                    ===============      ===============

Supplemental cash flows disclosure:
   Cash paid for interest                                           $   2,583,034        $   1,617,484
   Cash paid for income taxes                                       $     368,479        $         -0-



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

     BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 2001, included in the Company's Form 10-K dated December 31, 2001, as filed with the United States Securities and Exchange Commission.

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

     The Company's cash account balances are insured by the F.D.I.C. up to $100,000 per bank. The Company's cash balances on deposit exceeded the balance insured by the F.D.I.C. in the amount of $5,023,000 and $977,000 at December 31, 2001 and September 30, 2002, respectively.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     MARKETABLE SECURITIES - In accordance with Statement of Financial Accounting Standards No 115, "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available for sale securities. Such securities are carried at an aggregate market value of approximately $4,456,000 as of September 30, 2002. The Company's cost basis in these investments is approximately $5,216,000 and the net unrealized loss is approximately $451,000 (net of deferred income tax of approximately $285,000 and the minority interest's share of approximately $24,000). Additionally, the Company's allocable share of the unrealized gain on marketable securities held by Cumberland Technologies, Inc. ("Cumberland") is approximately $53,000, net of deferred income taxes of approximately $32,000 for the nine months ended September 30, 2002. The balance of the unrealized loss net of deferred taxes is approximately $5,000 and $403,000 at December 31, 2001 and September 30, 2002 respectively.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

                                                                         December 31,       September 30,
                                                                             2001                2002
                                                                        ----------------    ---------------
                                                                                             (unaudited)

      Expenditures on uncompleted contracts                              $   30,940,515      $  42,654,833
      Estimated earnings on uncompleted contracts                             4,102,029          6,654,839
                                                                        ----------------    ---------------
                                                                             35,042,544         49,309,672

      Less actual and allowable billings on uncompleted contracts            35,211,704         51,319,941
                                                                        ----------------    ---------------
                                                                              (169,160)         (2,010,269)
      Recorded claims on completed contracts                                  5,725,032          4,056,039
                                                                        ----------------    ---------------
                                                                         $    5,555,872      $   2,045,770
                                                                        ================    ===============

      Costs and estimated earnings in excess of billings on
       uncompleted contracts                                             $    1,095,561      $     773,769
      Billings in excess of costs and estimated earnings on
       uncompleted contracts                                                 (1,264,721)        (2,784,038)
                                                                         ----------------   ----------------
                                                                               (169,160)        (2,010,269)

      Recorded claims on completed contracts                                  5,725,032          4,056,039
                                                                        ----------------    ---------------
                                                                         $    5,555,872      $   2,045,770
                                                                        ================    ===============

     As of December 31, 2001 and September 30, 2002, the costs and estimated earnings in excess of billings on uncompleted contracts includes the Company's cost associated with unapproved or disputed contract change orders and costs claimed from customers on completed contracts of approximately $5,725,000 and $4,056,000, respectively. During the performance of these contracts, the Company encountered site conditions that differed from bid specifications. As a result, the Company incurred additional labor and equipment costs in performing the contract. By their nature, recovery of these amounts is often subject to negotiation with the customer and, in certain cases, resolution through litigation. As a result, the recovery of these amounts may extend beyond one year and at December 31, 2001 and September 30, 2002, approximately $5,725,000 and $4,056,000, respectively, have been classified as a non-current asset.

3.   PROPERTY AND EQUIPMENT HELD FOR SALE

     As a result of management's decision to cease operations in the northeast and to de-emphasize the performance of certain environmental services within the specialty-contracting segment, the Company decided to sell its transportable incineration system. A purchase agreement for the sale of the incinerator for $1,800,000 was executed in February 1998. The sale of the transportable incineration system will be completed upon full receipt of the purchase price by the Company. As of September 30, 2002, the Company has received $1,177,500 which has been netted against the carrying value of the asset resulting in approximately $622,500 being included in non-current property and equipment held for sale.

     Non-current property and equipment held for sale at September 30, 2002 also includes real estate in Nashville, Tennessee, which has a net book value of approximately $411,000.

     As of December 31, 2001, the Company had planned to dispose of various pieces of construction equipment and classified these items as held for sale. Due to unanticipated equipment needs, a portion of the unsold assets were placed back in service in the second quarter of 2002. As of September 30, 2002, the Company has approximately $171,000 of construction equipment held for sale, that is reflected as a current asset.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PROPERTY AND EQUIPMENT

                                          December 31,          September 30,
                                              2001                  2002
                                         -----------------     ----------------
                                                                  (unaudited)

     Land                                 $     1,058,234       $    1,058,234
     Buildings and improvements                 2,891,804            2,891,804
     Construction equipment                    24,341,962           31,855,809
     Furniture and fixtures                       550,340              488,038
     Construction in progress                         -0-               22,916
                                         -----------------     ----------------
                                               28,842,340           36,316,801
      Less accumulated depreciation           (17,057,161)         (24,447,336)
                                         -----------------     ----------------

     Net property and equipment           $    11,785,179       $   11,869,465
                                         =================     ================

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years. Depreciation expense net of equipment credit amortization was approximately $4,060,000 and $2,152,000 for the nine months ended September 30, 2001 and 2002, respectively.

5.   INVESTMENT IN CUMBERLAND TECHNOLOGIES, INC.

     CUMBERLAND  -  The   Company's   31  percent   investment   in   Cumberland
Technologies, Inc. (Cumberland) is accounted for using the equity method of accounting.

     On acquisition, the amount of $3,300,000 in excess of the underlying equity in Cumberland was attributed to goodwill. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, and ceased amortizing the goodwill balance. The unamortized goodwill balance on January 1, 2002 was approximately $2,472,000. At January 1, 2002, the Company did not have any other intangible assets and has not acquired any subsequent to that time. In September 2002, the Company completed the valuation of the goodwill acquired on acquisition. Fair value was determined based on discounted cash flow and acquisition analysis, valuation models involving guideline public companies, and analysis of Cumberland's historical and projected income. Pursuant to the valuation, the Company expensed approximately $2,472,000 ($1,545,000 net of tax); the remaining unamortized goodwill balance. In accordance with SFAS No. 142, the charge is reflected as a change in accounting principle in the accompanying statements of operations for the three and nine months ended September 30, 2002.

     As of December 31, 2001 and September 30, 2002, the Company's balance in its investment in Cumberland was approximately $4,927,000 and $1,867,000, respectively.

                                  KIMMINS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For illustrative purposes, the following unaudited proforma information gives the effect of the adoption of SFAS No. 142 on prior periods.


                                             Three months ended September 30,         Nine months ended September 30,
                                            ----------------------------------    -----------------------------------
                                                     (unaudited)                              (unaudited)
                                                 2001                2002               2001                2002
                                            --------------     --------------     --------------      --------------
Reported net income (loss)
   Before accounting change                 $   (1,967,694)    $     247,790      $  (7,322,936)      $      397,496
Cumulative effect of change in
   accounting principle                                -0-        (1,545,000)               -0-           (1,545,000)
                                            ---------------    --------------     --------------      ---------------
   Net loss                                     (1,967,694)      (1,297,210))        (7,322,936)          (1,147,504)
Add back goodwill amortization                      41,208               -0-            123,624                  -0-
                                            ---------------    --------------     --------------      ---------------
Proforma net loss                           $   (1,926,486)     $ (1,297,210)      $ (7,199,312)      $   (1,147,504)
                                            ===============    ==============     ==============      ===============

BASIC EARNINGS  (LOSS) PER SHARE
Reported net income (loss) before
   accounting change                        $         (.40)      $       .05        $     (1.50)       $         .08
Cumulative effect of change in
   accounting principle                                -0-              (.32)                -0-                (.32)
                                            ---------------    --------------     --------------      ---------------
Net loss                                              (.40)             (.27)             (1.50)                (.24)
Goodwill amortization                                  .01               -0-                .03                  -0-
                                            ---------------    --------------     --------------      ---------------
Proforma net loss                           $         (.39)      $      (.27)       $     (1.47)       $        (.24)
                                            ===============    ==============     ==============      ===============

DILUTED EARNINGS (LOSS) PER SHARE
Reported net income (loss)
   Before accounting change                 $         (.40)      $       .04        $     (1.50)       $         .06
Cumulative effect of change in
   accounting principle                                -0-              (.23)                -0-                (.23)
                                            ---------------    --------------     --------------      ---------------
Net loss                                              (.40)             (.19)             (1.50)                (.17)
Goodwill amortization                                  .01               -0-                .02                  -0-
                                            ---------------    --------------     --------------      ---------------
Proforma net loss                           $         (.39)       $     (.19)       $     (1.48)       $        (.17)
                                            ===============    ==============     ==============      ===============



6.       LONG-TERM DEBT
                                                                                  December 31,       September 30,
                                                                                      2001                2002
                                                                                 ----------------   -----------------
                                                                                            (unaudited)
Notes payable,  principal  and interest  payable in eleven  monthly payments of $500,000  and one  monthly  payment  of  $1,500,000 each year plus a balloon payment due upon maturity of
   October 2006, interest at 8.10%, collateralized by equipment.                 $   28,521,545      $   22,810,561

Notes payable,  principal and interest payable in monthly
   installments  through October 2003,interest at varying
   rates up to 9.3%, collateralized by equipment.                                        66,147              50,445

Mortgage notes,  principal and interest payable in monthly
   installments through December 1, 2004, interest at prime
   plus 1.25%, collateralized by land and buildings
   The interest rate at September 30, 2002 is 6.00%.                                  1,154,319             934,637
                                                                                 ----------------   -----------------
Total debt                                                                            29,742,011          23,795,643
Less current portion                                                                  (5,138,682)          4,643,064
                                                                                 -----------------  -----------------
Net long-term debt                                                             $      24,603,329  $       19,152,579
                                                                                 ================   =================

     The Company's outstanding letter of credit facility of approximately $430,000 required by its insurance carrier is secured by a restricted cash account at a local financial institution. At December 31, 2001 and September 30, 2002, there were no borrowings outstanding against the letter of credit facility.

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

     The holders of the Class B common stock will thereafter have the right to convert up to 625,000 shares of Class B common stock into common stock on a share for share basis as follows. Each cumulative incremental increase in net earnings in any subsequent year of $.21 per share above the specified level of earnings previously obtained will afford holders the right to convert up to an additional 625,000 shares of Class B common stock into common stock on a share for share basis. Holders of Class B common stock will not be entitled to convert more than 625,000 of such shares in any fiscal year unless the Company achieves earnings of $1.44 per share of common stock in any fiscal year, which will entitle holders to convert all shares of Class B common stock into common stock. In addition, conversion occurs if a sale of part of the Company's business as to which there is a bona fide offer to purchase would have resulted in convertibility of any of the outstanding Class B common stock and it is determined by the Board of Directors of the Company not to approve such a transaction, then, upon request of the holder or holders of a majority of the outstanding Class B common stock, the number of shares thereof which would have become convertible had the transaction occurred would become convertible. A similar provision provides that if there is an independent valuation of a part of the business of the Company such that if such part of the business were sold, the result would allow conversion of all outstanding Class B common stock and if the Board of Directors of the Company does not authorize such sale, then, upon request of the holder or holders of a majority of the outstanding Class B common stock, the outstanding Class B common stock would become convertible. During 1999, 625,000 shares of Class B common stock were converted into common stock.

     The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001, none of which is presently outstanding. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

8.   EARNINGS (LOSS) PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted income (loss) per share is presented below:

                                                                  Three months ended September 30,
                                                                   -------------------------------
                                                                        2001             2002
                                                                   ---------------   -------------
                                                                    (unaudited)      (unaudited)
Numerator:
---------
Income (loss) before cumulative effect of change in
   accounting principle                                            $  (1,967,694)    $    247,790
Cumulative effect of change in accounting principle                           -0-      (1,545,000)
Effect of dilutive securities                                                 -0-             -0-
                                                                   ---------------   -------------
Income (loss) available for common shareholders                    $  (1,967,694)    $ (1,297,210)
                                                                   ===============   ==============

Denominator:
-----------
Weighted average shares outstanding - Basic                             4,872,135       4,872,135
Effect of dilutive securities:
Stock options                                                                 -0-         162,188
Convertible Class B common stock                                              -0-       1,666,569
                                                                   ---------------   -------------
Weighted average shares outstanding - Diluted                           4,872,135       6,700,892
                                                                   ===============   =============

Share data:
   Basic income (loss) per share from continuing operations          $        (.40)      $        .05
                                                                     ===============     =============
   Diluted income (loss) per share from continuing operations        $        (.40)      $        .04
                                                                     ===============     =============
   Basic income (loss) per share from change in accounting
      principle                                                      $          -0-      $       (.32)
                                                                     ===============     =============
   Diluted income (loss) per share from change in accounting
      principle                                                      $          -0-      $       (.23)
                                                                     ===============     =============

Total basic income (loss) per share                                  $        (.40)      $       (.27)
                                                                     ===============     =============
Total diluted income (loss) per share                                $        (.40)      $       (.19)
                                                                     ===============     =============



                                                              Nine months ended September 30,
                                                             --------------------------------
                                                                  2001             2002
                                                             ---------------   --------------
                                                              (unaudited)      (unaudited)
Numerator:
---------
Income (loss) before cumulative effect of change in
   accounting principle                                       $ (7,322,936)     $    397,496
Cumulative effect of change in accounting principle                     -0-       (1,545,000)
Effect of dilutive securities                                           -0-              -0-
                                                             ---------------   --------------
   Income (loss) available for common shareholders            $ (7,322,936)     $ (1,147,504)
                                                             ===============   ==============


Denominator:
-----------
Weighted average shares outstanding - Basic                       4,872,135        4,872,135
Effect of dilutive securities:
Stock options                                                           -0-           67,923
Convertible Class B common shares                                       -0-        1,666,569
                                                             ---------------   --------------
Weighted-average shares outstanding - Diluted                     4,872,135        6,606,627
                                                             ===============   ==============


Share data:
   Basic income (loss) per share from continuing operations                 $       (1.50)      $            .08
                                                                            ===============     =================
   Diluted income (loss) per share from continuing operations               $       (1.50)      $            .06
                                                                            ===============     =================

   Basic income (loss) per share from change in accounting
      principle                                                             $          -0-      $          (.32)
                                                                            ===============     =================
   Diluted income (loss) per share from change in accounting
      principle                                                             $          -0-      $          (.23)
                                                                            ===============     =================

Total basic income (loss) per share                                         $        (1.50)     $          (.24)
                                                                            ===============     =================
Total diluted income (loss) per share                                       $        (1.50)     $          (.17)
                                                                            ===============     =================


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


ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


     Net revenue for the three months ended September 30, 2002 increased 31 percent to approximately $11,691,000 from $8,916,000 for the three months ended September 30, 2001. The increase is due primarily the increases in the Company's demolition services ($1,110,000 increase in net revenue), as well as utility services ($1,077,000 increase in net revenue), and mine services ($737,000 increase in net revenue). These were somewhat offset by a decrease in the Company's other services ($149,000 decrease in net revenue).

     Demand for mining services has increased steadily since December 31, 2001, resulting in increased revenue for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The increase in net revenue for utility services was due to a number of larger jobs starting in the three months ended September 30, 2002. The increase in net revenue in demolition services is due to a slow down of demand for these services for the three months ended September 30, 2001. The changes in net revenue are subject to a variety of market factors resulting in temporary fluctuations for the various services.

     Outside services, which largely represent subcontractor costs increased as a percentage of net revenue to 9 percent for the third quarter of 2002 from 8 percent for the same period of 2001. The Company will use the services of a subcontractor when it determines that an economic opportunity exists as opposed to internally providing the services. The Company utilized the services of subcontractors to a greater extent during the third quarter of 2002 than 2001 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue, for the third quarter of 2002 decreased to approximately 82% from 100% for the same period in 2001. This is attributable to actual costs exceeding expected costs on several projects for the three months ended September 30, 2001.

     As a result, the gross profit for the third quarter of 2002 was approximately $2,158,000 (18% of net revenue) compared to a loss of approximately $21,000 (less than 1% of net revenue) for the third quarter of 2001. The primary reason for the increased cost of revenue is attributable to the recognition of the loss of approximately $1,214,000 on a claim settled in 2001 related to a job that closed in 1999. In addition, several projects in progress in the prior year experienced increases in the estimated cost to complete. This resulted in a reduction in the estimated gross profit to be realized for the three months ended September 30, 2001.

     During the three months ended September 30, 2002, selling, general and administrative expenses increased to approximately $971,000 (8% of net revenue) from approximately $955,000 (11% of net revenue) for the three months ended September 30, 2001. Although there was a small increase in selling, general and administrative expenses, management continues its efforts to contain and reduce administrative costs. The percentage decrease is attributable to increased revenues.

     Minority interest in net loss of subsidiary was approximately $500 for the three months ended September 30, 2002 compared to minority interest in net loss of approximately $52,000 during the same period in 2001.

     Investment loss from marketable securities was approximately $13,000 for the third quarter of 2002 compared to losses of approximately $1,224,000 for the third quarter 2001. The change was primarily the result of holding losses on marketable securities held for trading purposes, which were recognized in stockholders' equity prior to being transferred to the trading securities category, and realized trading losses on options during the third quarter 2001.

     Interest expense, net of interest income decreased to approximately $477,000 during the three months ended September 30, 2002 compared to $713,000 for the three months ended September 30, 2001. The decreased interest expense is attributable to significant reductions in the outstanding debt balance.

     Loss on the investment in Cumberland was approximately $301,000 (3% of net revenue) and $104,000 (1% of net revenue) for the three months ended September 2002 and 2001, respectively.

     As a result of the foregoing, the income before provision for income taxes and cumulative effect of changes in accounting principle for the three months ended September 30, 2002 was approximately $396,000 (3 percent of net revenue) compared to a loss before provision for income taxes of approximately $3,148,000 (35 percent of net revenue) during the same period in 2001.

     The Company's effective tax rate was 37.5 percent for the three months ended September 30, 2002 and September 2001.

     As a result of the foregoing, the Company recognized net income before cumulative changes in accounting principle for the three months ended September 30, 2002 of approximately $248,000 (2% of net revenue) as compared with net loss of approximately $1,968,000 (22% of net revenue) for the same period during 2001.

     As a result of loss on the write-off on the goodwill on the Cumberland investment ($1,545,000 net of tax) for the three months ended September 30, 2002, the net loss for the period was approximately $1,297,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Net revenue for the nine months ended September 30, 2002 decreased by approximately $252,000 or 1% to $33,498,000 from $33,750,000 for the same period in 2001. The decrease is due primarily to contraction of the Company's demolition services ($3,380,000 decrease in net revenue). This decrease was somewhat offset by increases in mine services ($1,887,000 increase in net revenue), utility services ($383,000 increase in net revenue) and other services ($858,000 increase in net revenue).

     The change in net revenue in the Company's demolition services was a result of not having as many large projects for the nine months ended September 30, 2002 as compared to the same period in 2001. Demand for mining services has increased steadily since December 31, 2001, resulting in increased revenue for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in net revenue for utility services was due to high volume for the nine months ended September 30, 2002. The changes in net revenue are subject to a variety of market factors resulting in temporary fluctuations for the various services.

     Outside services, which largely represent subcontractor costs, decreased, as a percentage of net revenue, to 10 percent for the nine months ended September 30, 2002, from 11 percent for the same period in 2001. The Company will use the services of a subcontractor when it determines that an economic opportunity exists as opposed to internally providing the services. The Company utilized the services of subcontractors to a lesser extent during 2002 than 2001 due to the specific contracts in progress and the associated work requirements.

     Cost of revenue earned, as a percentage of net revenue for the nine months ended September 30, 2002 decreased to 83 percent from 92 percent for the same period in 2001. The primary reason for the decreased cost of revenue is attributable to the recognition of a loss of approximately $1,214,000 on a claim settled in July 2001 related to a job that closed in 1999. In addition, several projects in progress in the prior year experienced increases in the estimated cost to complete. This resulted in a reduction in the estimated gross profit to be realized for the nine months ended September 30, 2001.

     As a result, gross profit for the nine months ended September 30, 2002 was approximately $5,592,000 (17 percent of net revenue) compared to $2,598,000 (8 percent of net revenue) for the same period in 2001. The increase in the dollar amount and the percentage of gross margin is primarily associated with the $1,214,000 loss reflected as additional cost of sales for the claim settlement on the job that closed in 1999. The increase in the dollar amount and percentage of gross margin is also associated with utility services ($1,177,000 increase in gross margin) as well as other services ($1,125,000 increase in gross margin). These increases were somewhat offset by a decreases in the gross margin for demolition services ($374,000) and mining services ($148,000 decrease in net revenue).

     During the nine months ended September 30, 2002, selling, general and administrative expenses decreased to approximately $2,668,000 (8 percent of net revenue) from $2,863,000 (8 percent of net revenue) for the same period in 2001. The dollar decrease was attributable to management's continued efforts to contain and reduce administrative and overhead costs.

     Minority interest in net income of subsidiary was approximately $400 for the nine months ended September 30, 2002, compared to minority interest in net loss of the subsidiary of $325,000 during the same period in 2001.

     Investment loss from marketable securities was approximately $34,000 compared to a loss of approximately $7,765,000 for the nine months ended September 30, 2002 and 2001, respectively. The change was primarily the result of recognizing approximately $7,770,000 of holding losses on marketable securities held for trading purposes, which were recognized in stockholder's equity prior to being transferred to the trading securities category in the second quarter of 2001.

     Interest expense, net of interest income decreased to approximately $1,579,000 during the nine months ended September 30, 2002, compared to $2,495,000 for the same period in 2001. The decrease in interest expense is primarily attributable to a significant decrease in the outstanding debt balance.

     Loss on the investment in Cumberland was approximately $673,000 (2% of net revenue) and $110,000 (0% in net revenue) for the nine months ended September 30, 2002 and 2001, respectively.

     As a result of the foregoing, the income before provision for income taxes and cumulative effect of change in accounting principle for the nine months ended September 30, 2002 was approximately $636,000 (2 percent of net revenue) compared to a loss before provision for income taxes of approximately $11,717,000 (35 percent of net revenue) during the same period in 2001.

     The Company's effective tax rate was 37.5 percent for the nine months ended September 30, 2002, compared to a rate of 37.5 percent for 2001 tax provisions. A significant portion of the Company's tax asset at September 30, 2002 consists of net operating losses for federal income tax purposes. These tax assets begin expiring in 2012 and are exhausted in 2021.

     The Company generated net income before the cumulative effect of the change in accounting principle of approximately $397,000 (1 percent of net revenue) for the nine months ended September 30, 2002 as compared with a net loss of approximately $7,323,000 (22 percent of net revenue) for the same period during 2001.

     As a result of the loss on the write-off on the goodwill on the Cumberland investment ($1,545,000 net of tax) for the nine months ended September 30, 2002, the net loss for the period was approximately $1,148,000.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was approximately $5,710,000 during the nine months ended September 30, 2002 compared to approximately $3,486,000 during the nine month period ended September 30, 2001. This increase is largely due to an increase in operating profit for nine months ended September 30, 2002.

     The Company had capital expenditures of approximately $124,000 and $48,000 during the nine months ended September 30, 2002 and 2001, respectively. Future capital expenditures will be financed by available cash resources, cash flow from operations and available credit resources, as needed. The Company believes that these sources are adequate to fund its operations and meet its commitments for at least the next 12 months.

     The table below summarizes the Company's debt at September 30, 2002:

                                                             PAYMENTS DUE BY PERIOD
                                                         LESS THAN
       CONTRACTUAL OBLIGATIONS            TOTAL           1 YEAR          1-3 YEARS          4-5 YEARS
       -----------------------            -----           ------          ---------          ---------
  Debt                                   $23,795,643       $4,643,064       $17,520,784     $1,631,796
  Related Party Debt                      $1,105,000             $-0-        $1,105,000        $-0-


     Net cash used by investing activities was approximately $4,184,000 for the nine months ended September 30, 2002 as compared to net cash provided of approximately $9,634,000 during the nine months ended September 30, 2001. During the nine months ended of September 30, 2002 and September 30, 2001, the Company realized approximately $1,156,000 and $4,192,000 proceeds from the sale of equipment. In addition, the Company received $-0- and $1,282,000 proceeds from the sale of marketable securities during the nine months ended September 30, 2002 and 2001, respectively. During the first quarter of 2001, the Company also received $4,637,000 proceeds from the sale of the Apartments.

     The net cash used in financing activities was approximately $5,946,000 during the nine months ended September 30, 2002 and $13,011,000 for the nine months ended September 30, 2001. The majority of these amounts are attributable to significant repayments of long-term debt.

     The Company's ratio of debt to equity was 3.2 and 3.3 at September 30, 2002 and December 31, 2001, respectively. The decrease in debt is primarily due to significant debt paydowns.

     During the nine months ended September 30, 2002 and 2001, the Company's average contract and trade receivables less retainage were outstanding for 48 and 58 days, respectively. Management believes that the number of days outstanding for its current receivables approximates industry norms. A portion of the Company's contracting operations is subcontracted and any delay in collections of receivables relating to primary contracts will usually result in the ability of the Company to delay payment of offsetting subcontract payments.

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

     Management of the Company is considering a possible "going private" transaction, which might involve a reverse stock split or a stock repurchase program. Any such transaction would be reviewed and approved by the Board of directors of the Company prior to completion, and may require shareholder approval. The actual amount of funds needed to implement a transaction is not known, but management believes that it would not have a material impact on the financial condition of the Company. However, any such transaction may have the effect of enabling the Company to terminate the registration of its common stock, and its reporting obligations, under the Securities Exchange Act of 1934.


NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for all business combinations and requires that all business combinations entered into subsequent to June 2001 be recorded under the purchase method. This statement also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

     These statements were adopted by the Company on January 1, 2002. The financial impact of adopting SFAS No. 142 is reflected and discussed in footnote 5 "Investment in Cumberland Technologies, Inc." The adoption of SFAS No. 141 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets be recorded when they are incurred and measurable. Prior to

SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company will adopt SFAS 146 on January 1, 2003 and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 address the accounting for gains and losses from the extinguishments of debt, economic effects and accounting practices of sale-leaseback transactions and makes technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on July 1, 2002, and it has not had a material effect on the Company's financial position, results of operations or cash flows.

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

Revenue Recognition:
Percentage-of-Completion Method -- Kimmins' significant accounting policies are described in Note B to the consolidated financial statements included in Item 8 of the December 31, 2001 Form 10-K. Kimmins believes its most critical accounting policy is revenue recognition from long-term contracts for which Kimmins uses the percentage-of-completion method of accounting. Percentage of completion accounting is the prescribed method of accounting for long-term contracts in accordance with accounting principles generally accepted in the United States and accordingly the method used for revenue recognition within Kimmins' industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for each contract at completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts within the consolidated balance sheets. Cost and estimated earnings in excess of billings on uncompleted contracts reflected on the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Costs and estimated earnings in excess of billings on uncompleted contracts also includes amounts Kimmins seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs. Such amounts are recorded at estimated net realizable value. Due to uncertainties inherent within estimates employed to apply percentage-of-completion accounting, it is possible that estimates will be revised as project work progresses. Application of percentage of completion accounting requires that the impact of those revised estimates be reported in the consolidated financial statements prospectively.

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

EFFECT OF INFLATION

         Inflation has not had, and is not expected to have, a material impact upon the Company's operations. If inflation increased, the Company would attempt to increase its prices to offset its increased expenses. No assurance can be given; however, that the Company will be able to adequately increase its prices in response to inflation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           During 2002, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. As of September 30, 2002, the Company has debt of approximately $24,901,000 of which $23,966,000 has a fixed interest rate. The remaining debt of $935,000 has variable interest rates. An increase in the rates of 1% would increase the Company's expense by $9,000 per year, exclusive of the effect of income taxes. Accordingly, the Company believes its exposure to market interest rate risk is not material. As of September 30, 2002, the Company's 95% owned subsidiary TransCor, held available-for-sale, marketable equity securities of publicly traded companies having a market value of approximately $4,456,000. These securities are subject to price risk.

ITEM 4.    CONTROLS AND PROCEDURES

         In the 90 day period before the filing of this report, the Chief Executive and Chief Financial Officers of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures we maintain, which are designed to insure that all of the information required to be disclosed by the Company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to Company management, including the Chief Executive and Chief Financial Officers of the Company, as appropriate to allow those persons to make timely decisions regarding required disclosure.

     Subsequent to the date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the Company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          3.1 Articles of Incorporation (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed with the SEC on August 16, 1999)

          3.2  Bylaws   (incorporated   by  reference  to  Exhibit  3.2  to  the
               Registrant's Current Report on Form 10-Q filed with the SEC on October 19, 1999).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:      November 14, 2002        /s/ Francis M. Williams
     -------------------------     -------------------------------------------
                                   Francis M. Williams
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:      November 14, 2002       /s/ Karl F. Burgin
     -------------------------     -------------------------------------------
                                   Karl F. Burgin
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)

         KIMMINS CORP., CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q


I, Francis M. Williams, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kimmins Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002              /s/ Francis M. Williams
                                     -----------------------------------------
                                     Francis M. Williams
                                     Chairman of the Board,  President
                                     and Chief  Executive Officer

         Kimmins Corp., Certification for Quarterly Report on Form 10-Q


I, Karl Burgin, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kimmins Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002              /s/ Karl Burgin
                                     -----------------------------------------
                                     Karl Burgin, Chief Financial Officer

1557431