Form 10-K/A
period 2001-12-31
KIMMINS CORP/DE
filed 2003-01-07
CIK 811562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                 Amendment No.1
                                    FORM 10-K/A
[MARK ONE]
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                    FORM 10-K/A

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


     During the year ended December 31, 2001, the Company recognized a loss on disposal of equipment of approximately $1.4 million related to sale of construction equipment with an approximate book value of approximately $5.7 million. The loss incurred in 2001 was a byproduct of management's effort to reduce outstanding debt. The loss of approximately $15,000 in 2000 related to the sale of construction equipment with an approximate book value of approximately $3.9 million.

     During 2001, the Company sold its entire portfolio of marketable securities and recogizned a loss of approximately $6.3 million. The largest component of the loss was $5.9 million related to the sale of the Company's investment in Waste Management stock (NYSE:WMI). The Company acquired this stock in 1999 in connection with the sale of the assets of its TransCor subsidiary. In 2000, the Company had gains of $1.0 million in its portfolio, related to the sale of trading securities.


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

                                                   KIMMINS CORP.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   Years Ended December 31,
                                                                            1999               2000               2001
                                                                    ------------------  ----------------- -----------------
Cash flows from operating activities:
   Net income (loss)                                                 $     (3,340,077)   $      2,860,856  $     (6,646,277)
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Extraordinary loss                                                          -0-                -0-            937,500
      Gain on sale of discontinued operations                                     -0-        (2,390,018)                -0-
      Depreciation and amortization                                         9,197,195          7,671,016          5,442,432
      Provision for uncollectible accounts                                     40,000                -0-                -0-
      Minority interest in earnings (losses) of subsidiary                    131,369            203,485          (206,212)
      (Gain) loss on sale of marketable securities                        (2,509,849)        (1,025,307)          6,294,815
      (Gain) loss on disposal of equipment                                   (90,431)             15,627          1,407,775
      Equity in losses (earnings) of equity investees                          24,693          (100,558)            (6,052)
      (Increase) decrease in:
          Employee Stock Ownership Trust                                      840,000                -0-                -0-
          Accounts receivable                                               5,028,654            867,660          3,394,199
          Costs & earnings > billings                                       2,310,662        (2,002,503)          3,419,620
          Deferred income tax asset                                       (1,408,389)          2,258,459        (6,784,690)
          Other current assets                                                 76,771          (484,903)          (269,856)
          Income tax refundable                                              (23,973)            262,130          (207,311)
          Accrued interest - related party debt                                   -0-                -0-           (60,000)
      Increase (decrease) in:
          Accounts payable                                                (3,460,481)          (656,130)        (2,972,475)
          Income tax payable                                                      -0-          1,134,982          (509,958)
          Accrued expenses                                                    415,924            361,495        (3,022,605)
          Costs & earnings < billings                                     (1,806,545)        (1,429,448)            348,192
                                                                       ---------------     --------------    ---------------


Net cash provided by operating activities                                   5,425,523          7,546,843            559,097

Cash flows from investing activities:
   Purchase of marketable securities                                      (9,251,186)          (980,047)        (2,161,483)
   Purchase of TransCor stock                                             (1,201,706)            (2,550)           (36,511)
   Proceeds from sale of marketable securities                             12,658,534          3,725,322         14,941,626
   Proceeds from sale of Apartments investment                                    -0-                -0-          4,636,910
   Proceeds from note receivable - affiliate                                      -0-                -0-            395,945
   Purchase of property and equipment                                     (5,028,601)        (4,030,843)          (201,173)
   Proceeds from sale of equipment                                          5,888,273          8,240,534          4,307,974
                                                                       ---------------     --------------    ---------------

Net cash provided by investing activities                                   3,065,314          6,952,416         21,883,288

Cash flows from financing activities:
   Proceeds from related party debt                                               -0-                -0-            500,000
   Payments on related party debt                                                 -0-                -0-          (500,000)
   Repayments of Employee Stock Ownership Plan                              (809,498)                -0-                -0-
   Purchase of treasury stock                                                (45,522)           (36,107)                -0-
   Proceeds from long-term debt                                             8,223,772          1,289,858          1,608,538
   Payments on long-term debt                                            (17,524,662)       (14,647,443)       (19,489,269)
                                                                       ---------------     --------------    ---------------

Net cash used in financing activities                                    (10,155,910)       (13,393,692)       (17,880,731)

Net increase (decrease) in cash and cash equivalents                      (1,665,073)          1,105,567          4,561,654

Cash at beginning of year                                                   1,859,275            194,202          1,299,769
                                                                       ---------------     --------------    ---------------

Cash at end of year                                                 $         194,202   $      1,299,769  $       5,861,423
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

6.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

                                                                                December 31,
                                                                           2000               2001
                                                                           ----               ----


      Expenditures on uncompleted contracts                         $     27,051,091    $    30,940,515
      Estimated earnings on uncompleted contracts                          4,297,052          4,102,029
                                                                      ---------------     --------------
                                                                          31,348,143         35,042,544
      Less actual and allowable billings on uncompleted
         contracts                                                        29,607,319         35,211,704
                                                                      ---------------     ---------------
                                                                           1,740,824           (169,160)
      Recorded claims on completed contracts                               7,582,860          5,725,032
                                                                      ---------------     --------------
                                                                    $      9,323,684    $     5,555,872
                                                                      ===============     ==============
      Costs and estimated earnings in excess of billings on
         uncompleted contracts                                      $      2,657,353    $     1,095,561
      Billings in excess of costs and estimated earnings on
         uncompleted contracts                                              (916,529)        (1,264,721)
                                                                      ----------------    ---------------
                                                                           1,740,824           (169,160)
      Recorded claims on completed contracts                               7,582,860          5,725,032
                                                                      ---------------     --------------
                                                                    $      9,323,684    $     5,555,872
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

10.  ACCRUED EXPENSES

                                                       December 31,
                                                  2000             2001
                                                  ----             ----
Accrued insurance                              $ 2,868,175     $   1,514,074
Accrued interest                                   113,049            13,546
Accrued property taxes                           2,054,726           669,095
Accrued salaries, wages and payroll taxes          725,736           567,802
Other                                               96,121            70,685
                                               ------------    --------------
Total accrued expenses                         $ 5,857,807     $   2,835,202
                                               ============    ==============

11.      LONG-TERM DEBT


                                                                                           December 31,
                                                                                      2000              2001
                                                                                      ----              ----
      Notes payable, principal and interest payable in eleven monthly payments of
         $500,000 and one monthly payment of $1,500,000 each year plus a balloon payment due upon maturity at October 7, 2006,
         of $835,830, interest at 8.10%, collateralized by equipment.              $ 37,653,614     $  28,521,545


      Notes payable, principal and interest payable in monthly installments through October 2003, interest at varying rates up to 9.3%,
         collateralized by equipment.                                                 4,150,181            66,147

      Line of credit secured by Waste Management shares due and payable upon demand, interest payable at lender's base rate of
         LIBOR plus 0.75%.                                                            4,314,566               -0-

      Mortgage notes, principal and interest payable in monthly installments through December 1, 2004, interest at varying rates up to prime plus
         1.25%, collateralized by land and
         buildings.  The interest rate at December 31, 2001 is 6.00%.                 1,504,381         1,154,319
                                                                                  --------------   ---------------

      Total debt                                                                     47,622,742        29,742,011
      Less current portion                                                          (17,875,227)      (5,138,682)
                                                                                  --------------   ---------------

      Net long-term debt                                                           $ 29,747,515     $  24,603,329
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


          21        -Subsidiaries of the Registrant (Previously filed).


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



Date:   January 6, 2003            By:/s/ Francis M. Williams
       ----------------------         -----------------------------------
                                      Francis M. Williams
                                      President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   January 6, 2003             /s/ Francis M. Williams
       ----------------------       -----------------------------------
                                    Francis M. Williams
                                    President and Director
                                    (Chief Executive Officer)

Date:  January 6, 2003              /s/ Joseph M. Williams
      -----------------------       -----------------------------------
                                    Joseph M. Williams
                                    Secretary/Treasurer

Date:  January 6, 2003              /s/ Karl Burgin
       ----------------------       -----------------------------------
                                    Karl Burgin
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

Date:  January 6, 2003              /s/ Michael A. Gold
       ---------------------        -----------------------------------
                                    Michael A. Gold, Director

Date:  January 6, 2003              /s/ R. Donald Finn
       --------------------         -----------------------------------
                                    R. Donald Finn, Director

         KIMMINS CORP., CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-K


I, Karl Burgin, certify that:

1.   I have reviewed this annual report on Form 10-K of Kimmins Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:    January 6, 2003           /s/ Karl Burgin
                                   ---------------------------------------------
                                   Karl Burgin, Chief Financial Officer

           KIMMINS CORP., CERTIFICATION FOR ANNUAL REPORT ON FORM 10-K


I, Francis M. Williams, certify that:

1.   I have reviewed this annual report on Form 10-K of Kimmins Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:    January 6, 2003            /s/ Francis M. Williams
                                    --------------------------------------------
                                    Francis M. Williams
                                    Chairman of the Board, President and
                                    Chief Executive Officer